Form 10-Q
period 1994-03-31
VANGUARD CELLULAR SYSTEMS INC
filed 1994-05-16
CIK 771178

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q


(MARK ONE)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended           March 31, 1994

or

[   ]     TRANSITION REPORT PURSUANT TO SECTION A3 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934

          for the transition period from ________ to ________

Commission file number            0-16560


                      Vanguard Cellular Systems, Inc.
          (Exact name of registrant as specified in its charter)

              North Carolina                    56-1549590
  (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)

  2002 Pisgah Church Road, Suite 300
  Greensboro, North Carolina                            27455
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (910) 282-3690

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

The number of shares outstanding of the issuer's common stock as of May 2, 1994 was 25,602,200.

VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES


                     INDEX



                PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets -           I-1
          March 31, 1994 and December 31, 1993;

          Condensed Consolidated Statements of Operations - I-2
          Three months ended March 31, 1994 and 1993;

          Condensed Consolidated Statements of Cash Flows - I-3
          Three months ended March 31, 1994 and 1993

          Notes to Condensed Consolidated Financial         I-4
          Statements

  Item 2. Management's Discussion and Analysis of
          Results of Operations and Financial Condition


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                  II-1


SIGNATURES                                                  II-2



Item 1. Financial Statements


	VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

	CONDENSED CONSOLIDATED BALANCE SHEETS

	(Dollar amounts in thousands)
											  March 31,            December 31,
	ASSETS                                                                              1994                  1993
	(Substantially all pledged on long-term debt)                                    (Unaudited)            (See note)
Current Assets:
	Cash......................................................................   $       1,705           $       9,098
	Accounts receivable, net of allowances for doubtful accounts of $2,076
	and $1,771..............................................................            12,923                  12,167
	Cellular telephone inventories............................................           4,703                   4,464
	Prepaid expenses..........................................................           1,023                     918
	Total current assets...........................................                     20,354                  26,647


Investments (Note 2)........................................................               205,754                 177,415

Property and Equipment, net of accumulated depreciation of $69,370 and
	$65,830...................................................................          84,037                  71,716

Other Assets, net of accumulated amortization of $1,397 and $4,459..........                10,517                  8,651
	Total assets...................................................            $       320,662         $       284,429


	LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
	Accounts payable and accrued expenses..................................     $       28,223          $       21,470
	Customer deposits .....................................................                497                     481
Total current liabilities......................................                             28,720                  21,951
Long-Term Debt..............................................................               273,652                 238,153
Minority Interests .........................................................                 2,422                   2,427

Commitments and Contingencies

Shareholders' Equity:
	Preferred stock - $.01 par value, 1,000,000 shares authorized, no shares
	issued..................................................................                --                      --
	Common stock, Class A - $.01 par value, 60,000,000 shares authorized,
	25,602,200 and 25,598,720 shares issued and outstanding.................               256                     256
	Common stock, Class B - $.01 par value, 30,000,000 shares authorized,
	no shares issued........................................................                --                      --
	Additional capital in excess of par value................................          185,987                 185,914
	Net unrealized holding losses............................................           (3,048)                     --
	Accumulated deficit.......................................................        (167,327)               (164,272)
Total shareholders' equity.....................................                             15,868                  21,898
Total liabilities and shareholders' equity.....................                    $       320,662         $       284,429


	The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.



Note: The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.

                              I - 1




	VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	THREE MONTHS ENDED MARCH 31, 1994 AND 1993


	(Dollar amounts in thousands, except per share data)


									   1994                      1993
									(Unaudited)             (Unaudited)
Revenues:
	Service fees.................................................  $     28,502              $   20,236
	Cellular telephone equipment revenues........................         3,910                   1,446
	Other........................................................           679                     --
									     33,091                  21,682


Costs and Expenses:
	Cost of service..............................................         4,800                   3,068
	Cost of cellular telephone equipment.........................         5,929                   1,935
	Marketing and selling........................................         6,792                   4,351
	General and administrative...................................         9,145                   7,753
									     26,666                  17,107

	Depreciation and amortization................................         4,983                   6,228
									     31,649                  23,335
Income (Loss) From Operations........................................         1,442                  (1,653)

Net Losses on Dispositions ..........................................          (313)                     (6)

Interest Expense.....................................................        (3,984)                 (3,789)

Other, net...........................................................          (205)                     42
Loss Before Minority Interests.......................................        (3,060)                 (5,406)

Minority Interests...................................................             5                     (30)
Net Loss.............................................................  $     (3,055)         $       (5,436)
Net Loss Per Share ..................................................  $      (0.12)         $        (0.22)


Weighted Average Number of Common
Shares Outstanding ..................................................     25,601,264              25,219,422





The accompanying notes to condensed consolidated financial statements are an integral part of these statements.




                               I - 2



	      VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
	      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
		FOR THE YEARS ENDED MARCH 31, 1994 AND 1993



(Dollar amounts in thousands)                                                              1994                    1993
										       (Unaudited)            (Unaudited)
Cash flows from operating activities:

	Net loss................................................................  $       (3,055)         $       (5,436)

	Adjustments to reconcile net loss to net cash provided by
	operating activities:
	Depreciation and amortization...........................................           4,983                   6,228
	Amortization of deferred debt issuance costs............................             297                     173
	Equity in losses of unconsolidated cellular entities....................             268                      38
	Minority interests......................................................              (5)                     30
	Net loss on dispositions................................................             313                       6
	Non-cash compensation for management consulting services................            (353)                   --
	Changes in current items:
	Accounts receivable, net..............................................              (756)                 (1,817)
	Cellular telephone inventories........................................              (239)                   (218)
	Account payable and accrued expenses..................................            (4,234)                 (1,238)
	Other, net............................................................               (89)                   (352)
	Net cash used in operating activities..................................           (2,870)                 (2,586)

Cash flows from investing activities:

	Purchase of property and equipment.........................................       (5,560)                 (4,798)
	Proceeds from dispositions of property and equipment.......................           22                      --
	Payments for acquisition of investments....................................      (32,351)                    (54)
	Proceeds from dispositions of cellular interests...........................        --                      1,204
	Capital contributions to unconsolidated cellular entities..................           (3)                    (69)
	Net cash used in investing activities..................................          (37,892)                 (3,717)

Cash flows from financing activities:

	Principal payments of long-term debt.......................................           (1)                     (9)
	Net proceeds from issuance of common stock.................................           73                     272
	Proceeds of long-term debt.................................................       35,500                  10,000
	Increase in other assets...................................................       (2,203)                   (199)
	Net cash provided by financing activities..............................           33,369                  10,064

Net increase (decrease) in cash................................................           (7,393)                  3,761

Cash, beginning of period......................................................            9,098                   9,473

Cash, end of period............................................................    $       1,705          $       13,234

SUPPLEMENTAL DISCLOSURE OF INTEREST PAID.......................................    $       4,274           $       3,725











	The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



                 		I - 3



VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
(Dollar amounts in thousands, except per share data)
(Unaudited)
_________________________________________________________________
Note 1:   Basis of Presentation

     The accompanying condensed consolidated financial statements of Vanguard Cellular Systems, Inc. and Subsidiaries (the Company) have been prepared without audit pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K.

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and cellular entities in which the Company holds a majority ownership interest. Investments in entities holding cellular interests in which the Company exercises significant influence but does not excercise control through majority ownership have been accounted for using the equity method of accounting. Ownership interests in cellular entities in which the Company does not exercise significant influence or not control through majority ownership have been accounted for using the cost method of accounting.

     The Company maintains an ownership interest in Geotek Communications, Inc. ("Geotek"), a publicly held company. Under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which are effective for 1994, this investment is classified as "available for sale". As such, the investment is recorded at its market value and any unrealized gains or losses are recorded as a separate component of shareholders' equity but do not affect results of operations.

     Certain amounts in the statement of operations for the three months ended March 31, 1993 have been reclassified to conform to the 1994 presentation. The Company reclassified certain direct pass through items previously recognized as service revenue in its Statements of Operations to cost of service expenses to conform with industry practice. These reclassified items relate to charges associated with the Company's subscribers roaming into adjacent cellular markets. The reclassification has had no effect on the Company's net loss or net loss per share.

     The Company also changed the depreciable lives of certain of its property and equipment to more closely approximate its historical experience and the useful lives of these assets. These life changes affected assets representing approximately 30% of the cost of the Company's depreciable assets. This change reduced depreciation expense and net loss for the quarter ended March 31, 1994 by approximately $900 or $0.03 per share.

Note 2:   Investments

Cellular Entities

     During 1993, the Company entered into an agreement to acquire in 1994, two cellular markets contiguous to its Pennsylvania Supersystem. The acquisition of these two markets, Altoona, PA and Chambersburg, PA, is in exchange for $4,400 in cash, the exchange of the Hagerstown, MD cellular market and ownership interests in one minority owned cellular market.

     On April 26, 1994 to March 31, 1994 the Company completed the closing of this transaction and as a result, the operations of the Hagerstown, MD market will not continue to be included in the operations of the Company and the operations of the Altoona and Chambersburg markets will subsequently be included in the consolidated financial results of the Company.

Geotek

     In February 1994, the Company purchased for $30,000 from Geotek Communications, Inc. (Geotek) 2.5 million shares of Geotek common stock and received options to invest up to $167,000 for an aggregate of 10 million additional shares. Geotek is a telecommunications company that is developing a Specialized Mobile Radio (SMR) wireless communications network in the United States based on its Frequency Hopping Multiple Access digital technology (FHMATM). Geotek's common stock is traded on the NASDAQ National Market System.

     The options received by the Company were issued in three series as follows: (i) Series A for 2 million shares at $15 per share; (ii) Series B for 2 million shares at $16 per share; and (iii) Series C for 3 million shares at $17 per share and 3 million shares at $18 per share. All options are exercisable immediately. The Series A options expire on the later of February 23, 1995 or the commercial validation (as defined) of Geotek's first SMR system using FHMA (the Series A Expiration Date). The Series B and Series C options expire a year and 2 years, respectively, after the Series A Expiration Date. However, the Company may extend the Series B and Series C options by six months and the Series C options by an additional six months and, if any portion of any series of options expires, all unexercised options expire immediately.

     The Company has also entered into a 5-year management consulting agreement to provide operational and marketing support in exchange for 300,000 shares of Geotek common stock per year, however, should any portion of the Series A, B or C options expire, the management consulting agreement is immediately terminated. The Company has earned and recorded as revenue approximately 32,000 shares under the management agreement with an aggregate value of $353 based upon the average closing price of Geotek stock during the period.


Note 3:   Long-Term Debt

     Long term debt consists of the following as of March 31, 1994 and December 31, 1993:

                                        March 31,    December 31,
                                          1994           1993
                                       (Unaudited)


Borrowings under the 1993 loan agreement:

     Facility A Loan                    $ 120,000      $ 120,000
     Facility B Loan                      103,500         68,000
     Facility C Loan                       50,000         50,000
     Other Long-Term Debt                     152            153
                                        $ 273,652      $ 238,153



Note 4:   Commitments and Contingencies

Litigation

     In June 1989, a suit was filed by a group of former partners in the San Juan Cellular Settlement Partnership which alleges that the Company and two of its officers breached fiduciary duties and acted fraudulently in connection with settlement of licensing proceedings concerning the san Juan, PR market and certain other markets. The suit requests $49,000 in compensatory damages, $50,000 in punitive damages and imposition of a constructive trust upon the Company's Lancaster, Reading and York, PA cellular operations. The Company believes that the suit is without merit and intends to vigorously oppose it and has asserted counterclaims against certain of the plaintiffs. Discovery is essentially completed. Motions for summary judgement and responsive pleadings have been filed by the parties and are pending. No trial date has been set and management is unaware of when a trial date will be set. Additionally, the Company is involved in various other legal proceedings arising in the normal course of business. In the opinion of management, the outcome of the above legal proceedings will not have a material adverse effect on the consolidated financial position of the Company.

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES


              (Dollar amounts in thousands, except per share data)


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

The following is a summary of the Company's ownership interests in cellular markets in which the Company's ownership interests exceeded 20% at March 31, 1994 and 1993:

                                                   March 31,
Cellular Markets                             1994           1993

Pennsylvania Supersystem:

     Allentown, PA/NJ                        100.0%         100.0%
     Wilkes-Barre/Scranton, PA               100.0           65.7
     Harrisburg, PA                           86.8           86.8
     Lancaster, PA                           100.0          100.0
     York, PA                                100.0          100.0
     Reading, PA                             100.0          100.0
     Williamsport, PA                         90.3           73.8
     State College, PA                        97.0           91.0
     Hagerstown, MD                           90.8           85.5
     Orange County, NY                       100.0          100.0
     Wayne, PA (PA-5 RSA)                    100.0          100.0
     Mifflin, PA (PA-11 RSA)                 100.0          100.0
     Lebanon, PA (PA-12 RSA)                 100.0            --

West Virginia Metro-cluster:

     Huntington, WV/KY/OH                    100.0          100.0
     Charleston, WV                          100.0          100.0

Florida Metro-cluster:

     Pensacola FL                            100.0          100.0
     Fort Walton Beach, FL                   100.0          100.0

Carolinas Metro-cluster:

     Myrtle Beach, SC (SC-5 RSA)             100.0          100.0
     Wilmington, NC                           47.7           47.7
     Jacksonville, NC                         47.3           47.3

New England Metro-cluster:

     Portland, ME                            100.0          100.0
     Portsmouth, NH/ME                       100.0          100.0

RESULTS OF OPERATIONS

Three Months Ended March 31, 1994 and 1993

     In 1994, the Company reclassified certain pass-through items previously recognized as service revenue in its Statements of Operations to offset the related cost of service expenses to conform with industry practice. These reclassified items relate to charges associated with the Company's subscribers roaming into adjacent cellular markets. Appropriate reclassifications have been made in each period presented in the accompanying financial statements.

     Service fee revenues increased by $8,266 or 41% primarily as a result of a 51% increase in the number of subscribers in majority owned markets to approximately 150,000 as of March 31, 1994 as compared to the end of the first quarter of 1993. Substantially all of the increase in the number of subscribers was due to subscriber growth in markets controlled by the Company in both periods. Total net subscribers in the Company's majority owned markets increased by 17,700 during the first quarter of 1994 as compared to 7,200 in the first quarter of 1993. This 146% increase in the growth rate of net subscriber additions is the result of an increase in productivity by sales personnel which the Company believes has been augmented by increased sales training and the growing acceptance of cellular communications. The growth in net subscriber additions also reflects the number of agents in the Company's indirect distribution channels combined with moderate economic recovery in the Company's operating regions. Average monthly service revenue per subscriber decreased 4% to $67 for the three months ended March 31, 1994 from $70 during the same period in 1993.

     Cost of service expenses increased as a percentage of service fees to 17% for the three months ended March 31, 1994 as compared to 15% for the same period in 1993. In many instances in 1993, the Company's customers who roam into adjacent cellular markets are charged at rates consistent with those rates the Company charges in its own markets rather than passing through higher roaming rates customarily charged by many cellular carriers. This billing practice, while creating a marketing advantage by providing the customer with a broader virtual service area, has caused the Company to incur increased net costs related to the provisions of these services. The rapid subscriber growth which has occurred in the past year has made this larger virtual service area available to significantly more customers which has caused greater net costs to be incurred by the Company. The Company is continuing its efforts to reduce these costs through the continued negotiation of more favorable roaming agreements with both wireline and non-wireline cellular service providers. In addition, the continued negotiation of more favorable interconnection agreements with local exchange carriers should contribute to stability in cost of service as a percentage of service fees.

     Marketing and selling expenses increased 56% to $6,792 during the three months ended March 31, 1994 as compared to the same period in 1993 and as a percentage of service fees these expenses increased to

24% from 22%. Marketing and selling equipment including the net loss on subscriber equipment increased to $8,811 from $4,840 during the three months ended March 31, 1993. The higher rate of growth in net subscriber additions described above for the 1994 period as compared to the 1993 period and the resulting increase in salaries and commissions contributed to the increase in marketing and selling expenses. The increased growth rate in net subscriber additions also caused marketing and selling expenses per net subscriber addition, including the loss on cellular equipment, to decline 26% to $498 in 1994 from $672 during the three months ended March 31, 1993.

     General and administrative expenses increased 18% or $1,392 during the three months ended March 31, 1994 but decreased as a percentage of service fees to 32% from 38% in the same period in 1993. These expenses declined as a percentage of service fees primarily as a result of controlled increases of many overhead expenses resulting in higher utilization of the Company's existing personnel and systems. General and administrative expenses should continue to decline as a percentage of service fees as the Company continues to add more subscribers without substantial increases in general and administrative overhead.

     Depreciation and amortization decreased $1,245 or 20% during the three months ended March 31, 1994. The primary reason for this decrease is that the Company changed the depreciable lives of certain of its property and equipment to more closely approximate its historical experience and the estimated useful lives of these assets. These life changes affected assets representing approximately 30% of the cost of the Company's depreciable assets. This change reduced depreciation expense and net loss for the quarter ended March 31, 1994 by approximately $900 or $0.03 per share. In addition, a portion of the Company's property and equipment became fully depreciated during 1993 and, as such, these assets do not have a continuing effect on depreciation and amortization or net income.

     Interest expense increased $195 or 5% during the three months ended March 31, 1994 as a result of increased average borrowings of approximately $50,000 offset in part by a decline in average interest rates charged during 1994.

     Net loss decreased from $5,436 or $(0.22) per share for the three months ended March 31, 1993 to $3,055 or $(0.12) per share in the 1994 period. Contributing to the decrease in net loss per share are primarily an increase in "Operating Cash Flow" (income (loss)from operations before depreciation and amortization) and lower depreciation and amortization resulting from the changes in estimated useful lives of certain of the Company's property and equipment.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital to acquire, construct, operate and expand its cellular systems and to fund operating losses and payments on indebtedness. In the past, the Company has met these requirements primarily through private and public sales of its Class A common stock, seller financing and bank and vendor financing.

     On April 21, 1993, the Company completed the closing of a $290,000 credit facility, pursuant to a Loan Agreement (the "1993 Loan Agreement") with various lenders led by the Bank of New York and the Toronto-Dominion Bank. This agreement was subsequently expanded to $390,000 in February 1994. The 1993 Loan Agreement was used to repay and terminate the Company's previously existing $275,000 credit facility closed April 1989 (the "1989 Credit Facility"). As security for borrowings under the 1993 Loan Agreement, the Company has pledged substantially all of the tangible and intangible assets of the Company and its subsidiaries. The purpose of this refinancing was to provide the Company with additional financial and operating flexibility and enable it to pursue business opportunities that may arise in the future.

     The 1993 Loan Agreement consists of a "Facility A Loan", a "Facility B Loan", and a "Facility C Loan". The Facility A Loan and the Facility C Loan, in the amounts of $120,000 and $50,000, respectively, were to refinance the Company's borrowings under the 1989 Credit Facility. The Facility B Loan is available for capital expenditures, to acquire cellular franchise interests which are contiguous to or within 50 miles of any boundary of the Company's Pennsylvania Supersystem, to make permitted investments, and for general corporate purposes. In February 1994, the 1993 Loan Agreement was amended to increase the size of the Facility B Loan to $220,000. As of March 31, 1994, $116,500 was available for future expenditures under the amended Facility B Loan.

     The Facility A Loan and the Facility B Loan bear interest at a rate equal to the Company's choice of the Prime Rate, CD Rate or Eurodollar Rate plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. The leverage ratio, which is computed as the ratio of Total Debt (as defined) to Adjusted Cash Flow (as defined), currently is at such a level as to cause the applicable margins on the borrowings to be 1.5%, 2.6% and 2.5% per annum for the Prime Rate, CD Rate and Eurodollar Rate, respectively, Under the Facility C Loan, the prescribed rate is the Eurodollar Rate plus a margin of 3.0% per annum.

     The outstanding amount of the Facility A Loan as of March 31, 1996 is to be repaid in quarterly installments commencing on June 30, 1996 and terminating at the Facility's maturity date of March 31, 2001. The Facility B Loan operates as a revolving credit facility with available borrowings reduced on a quarterly basis commencing on June 30, 1996 and terminating on March 31, 2001. At the time of each quarterly reduction, the outstanding borrowings must be repaid to the extent that they exceed the then available commitment. Outstanding borrowings under the Facility C Loan as of March 31, 2001 shall be repaid in two equal installments on June 30, 2001 and September 30, 2001, the Facility C Loan Maturity Date.

     The 1993 Loan Agreement requires maintenance of certain covenants including but not limited to maintenance of certain financial ratios and prescribed amounts of interest rate protection. Additionally, the 1993 Loan Agreement restricts, among other things, the creation of certain additional indebtedness, disposition of certain assets, payment of cash dividends, capital expenditures and acquisitions and other uses of proceeds. The requirements of the 1993 Loan Agreement were established in relation to the Company's projected capital and projected results of operations. These requirements generally were designed to require continued improvement in the Company's operating performance such that its operating cash flow would be sufficient to begin servicing the debt as repayments are required. The Company is in compliance with all requirements of the 1993 Loan Agreement and expects to remain in compliance through December 31, 1994 and beyond.

     The Company's operating strategy has been to acquire controlling ownership interests and build and operate networked cellular telephone systems in its five regional metro-clusters. On April 26, 1994, the Company completed the acquisition of two cellular markets contiguous to its Pennsylvania Supersystem in exchange for $4,400 in cash, the exchange of the Hagerstown, MD cellular market and the ownership interest in one minority owned cellular market.

     As of March 31, 1994 the Company had approximately $153,000 of property and equipment placed in service. During the first quarter of 1994, the Company purchased approximately $6,000 of capital equipment. The Company has incurred capital expenditures primarily based upon capacity needs in its existing markets resulting from continued subscriber growth. During 1994 and 1995, the Company plans to accelerate its cellular network buildout by constructing approximately 55 new cell sites in 1994 and 35 new cell sites in 1995. This network expansion will increase geographic coverage and provide for increased portable usage in the Company's cellular markets. As the result of this network expansion, the Company anticipates purchasing approximately $45,000 of capital equipment during the remainder of 1994.

     In February 1994, the Company purchased for $30,000 from Geotek Communications, Inc. (Geotek) 2.5 million shares of Geotek common stock and received options to invest up to $167,000 for an aggregate of 10 million additional shares. Geotek is a telecommunications company that is developing a Specialized Mobile Radio (SMR) wireless communications network in the United States based on its Frequency Hopping Multiple Access digital technology (FHMATM). Geotek's common stock is traded on the NASDAQ National Market System.

     The options received by the Company were issued in three series as follows: (i) Series A for 2 million shares at $15 per share; (ii) Series B for 2 million shares at $16 per share; and (iii) Series C for 3 million shares at $17 per share and 3 million shares at $18 per share. All options are immediately exercisable. The Series A options expire on the later of February 23, 1995 or the commercial validation (as defined) of Geotek's first SMR system using FHMA (the Series A Expiration Date). The Series B and Series C options expire 1 year and 2 years, respectively, after the Series A Expiration Date. However, the Company may extend the Series B and Series C options by six months and the Series C options by an additional six months and, if any portion of any series of options expires, all unexercised options expire immediately.

     The Company has also entered into a 5 year management consulting agreement to provide operational and marketing support in exchange for 300,000 shares of Geotek common stock per year. However, should any portion of the Series A, B or C options expire, the management consulting agreement is immediately terminated. During the first quarter of 1994, approximately 32,000 shares have been earned under this management agreement.

     If all options are exercised and all shares are earned and received under the management consulting agreement, the Company would own an aggregate of approximately 20% of Geotek's common stock on a fully diluted basis. Under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which are effective for 1994, this investment is classified as "available for sale". As such, the investment is recorded at its market value and any unrealized gains or losses are recognized as a separate component of shareholders' equity, but do not affect results of operations.

     The Company funded its initial $30,000 investment in Geotek using borrowings under its Facility B Loan, which also permits borrowings to fund the exercise of the Series A options. In order to exercise any of the Series B or C options, the Company will be required to seek additional lender approval for borrowings under the Facility B Loan or other financing alternatives.

     Operating cash flow improved $1,850 to $6,425 during the three months ended March 31, 1994. The Company's primary goal over the next several years will be to generate sufficient operating cash flow to fund its capital expenditures, interest and debt repayment requirements. In order to continue to improve operating cash flow, the Company's service fees must continue to increase at a faster rate than operating expenses. Increases in service fees will be dependent upon continuing growth in the number of net subscribers and minimizing declines in revenue per subscriber. The Company believes its business strategy and sales force will generate continued net subscriber growth and that its focus on higher revenue customers, principally business users, will assist in supporting revenue per subscriber. The Company has substantially completed the development of its managerial, administrative and marketing functions, as well as the primary buildout of the cellular networks in its existing markets, and believes that the rate of service fee growth will exceed the rate of growth of operating expenses.

     Although there can be no assurance that any of the foregoing growth goals will be achieved, the Company believes that its internally generated funds and its available bank lines of credit will be sufficient during the next several years to complete its capital equipment expansion, fund operating expenses and debt service.

INFLATION

     The Company believes that inflation affects its business no more that it generally affects other similar businesses.

                    PART II.  OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a) The exhibits to this Form 10-Q are listed in the accompanying Index to Exhibits.

(b)  There have been no reports filed on Form 8-K during the period.

                                  SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   VANGUARD CELLULAR SYSTEMS, INC.


Date:     May 13, 1994             By:  /s/ Haynes G. Griffin
                                            Haynes G. Griffin
                                                President
                                                   and
                                         Chief Executive Officer


Date:     May 13, 1994             By:  /s/ Stephen L. Holcombe

                                            Stephen L. Holcombe
                                           Senior Vice President
                                                   and
                                          Chief Financial Officer
                                        (principal accounting and
                                         principal financial officer)

                       INDEX TO EXHIBITS

Exhibit                                                Sequential
  No.                   Description                       Page No.
  *4(a)         Charter of the Registrant, filed as
                Exhibit 3(a) to the Registrant's
                Registration Statement on Form S-1
                (File No. 33-18067).
*4(b)           Articles of Amendment to Charter of
                the Registrant dated May 12, 1989,
                filed as Exhibit 3(b) to the
                Registrant's Registration Statement on
                Form S-4 (File No. 33-35054).
*4(c)(1)        Amended and Restated Bylaws of the
                Registrant, filed as Exhibit 4(b) to
                the Registrant's Form 10-Q for the
                quarter ended September 30, 1990.
*4(c)(2)        Amendment to the Bylaws adopted
                September 11, 1991, filed as Exhibit
                4(c)(2) to the Registrant's Form 8
                Amendment to the Registrant's Form 10-
                Q for the quarter ended June 30, 1991.
*4(d)           Specimen Common Stock Certificate,
                filed as Exhibit 4(a) to the
                Registrant's Registration Statement on
                Form S-1 (File No. 33-18067).

*4(e)(1)        Loan Agreement between the Registrant
                and various lenders led by The Bank of
                New York  and The Toronto-Dominion
                Bank, as managing agents, dated as of
                April 21, 1993, filed as Exhibit 2(a)
                to the Registrant's Current Report on
                Form 8-K dated as of April 21, 1993.

*4(e)(2)        Security Agreement between the
                Registrant and various lenders led by
                The Bank of New York and The Toronto-
                Dominion Bank, as Secured Party, dated
                as of April 21, 1993, filed as Exhibit
                2(b) to the Registrant's Current
                Report on Form 8-K dated as of April
                21, 1993.

*4(e)(3)        Master Subsidiary Security Agreement
                between the Registrant, certain of its
                subsidiaries and various lenders led
                by The Bank of New York and the
                Toronto-Dominion Bank, as Secured
                Party, dated as of April 21, 1993
                filed as Exhibit 2(c) to the
                Registrant's Current Report on Form 8-
                K dated as of April 21, 1993.
*4(e)(4)        Amendment No. 1 dated as of January
                31, 1994 to the Loan Agreement among
                Registrant and various lenders led by
                The Bank of New York and The Toronto-
                Dominion Bank, as managing agents,
                filed as Exhibit 8 to Amendment 1 of
                Schedule 13D dated February 23, 1994
                with respect to the common stock of
                Geotek Communications, Inc.

*Incorporated by reference to the statement or report indicated.