Form 10-Q
period 1994-06-30
VANGUARD CELLULAR SYSTEMS INC
filed 1994-08-15
CIK 771178

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q


(MARK ONE)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1994
                             or

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

The number of shares outstanding of the issuer's common stock as of August 8, 1994 was 38,579,299 (as adjusted to reflect a 3 for 2 stock split to be effected in the form of a 50% stock dividend payable on August 23, 1994 to shareholders of record on August 4,
1994).

VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES


                       INDEX



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets -           I-1
          June 30, 1994 and December 31, 1993

          Condensed Consolidated Statements of Operations - I-2
          Three months ended June 30, 1994 and 1993, and
          Six months ended June 30, 1994 and 1993

          Condensed Consolidated Statements of Cash Flows - I-3
          Six months ended June 30, 1994 and 1993

          Notes to Condensed Consolidated Financial         I-4
          Statements

  Item 2. Management's Discussion and Analysis of           I-7
          Results of Operations and Financial Condition


PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security       II-1
          Holders

  Item 6. Exhibits and Reports on Form 8-K                  II-1

SIGNATURES                                                  II-2

Item 1. Financial Statements


                     VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

<Captions>
									 June 30,		December 31,
		ASSETS						          1994			   1993
		(Substantially all pledged on long-term debt)	       (Unaudited)	         (See note)

	Current Assets:
		Cash..................................................  $  3,120                   $  9,098
		Accounts receivable, net of allowances for doubtful
                  accounts of $2,186 and $1,771.......................    19,223                     12,167
		Cellular telephone inventories........................     3,827                      4,464
		Prepaid expenses......................................       685                        918
		           Total current assets.......................    26,855                     26,647

	Investments (Note 2)..........................................   200,093                    177,415

	Property and Equipment, net of accumulated depreciation of
          $73,553 and $65,830.........................................    91,328                     71,716

	Other Assets, net of accumulated amortization of $1,782 and
          $4,459......................................................    10,290                      8,651
		           Total assets...............................  $328,566		$   284,429


		LIABILITIES AND SHAREHOLDERS' EQUITY

	Current Liabilities:
		Accounts payable and accrued expenses.................. $ 33,100                $    21,470
		Customer deposits .....................................      534                        481
		           Total current liabilities...................   33,634                     21,951
	Long-Term Debt.................................................  286,655                    238,153
	Minority Interests ............................................    2,469                      2,427

	Commitments and Contingencies

	Shareholders' Equity:
		Preferred stock - $.01 par value, 1,000,000 shares
                 authorized, no shares issued..........................    --                           --
		Common stock, Class A - $.01 par value, 60,000,000
                 shares authorized, 38,558,675 and 38,398,080 shares
                 issued and outstanding................................      386                         384
		Common stock, Class B - $.01 par value, 30,000,000
                 shares authorized, no shares issued...................     --                          --
		Additional capital in excess of par value..............  186,383                      185,786
		Net unrealized holding losses..........................  (12,391)                       --
		Accumulated deficit....................................	(168,570)		     (164,272)
		           Total shareholders' equity..................    5,808                       21,898
		           Total liabilities and shareholders' equity.. $328,566                   $  284,429

	  The accompanying notes to condensed consolidated financial statements
		         are an integral part of these balance sheets.


	Note: The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.

                             VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



(Dollar amounts in thousands, except per share data)

<Captions>

				                      THREE MONTHS ENDED JUNE 30,		         SIX MONTHS ENDED JUNE 30,
	                         			1994			1993			1994		     1993
                        			    (Unaudited)              (Unaudited)	     (Unaudited)        (Unaudited)
Revenues:
	Service fees..............................  $    35,473	              $  24,412                $  63,975         $  44,648
	 Cellular telephone equipment revenues....        4,485                   2,039                    8,395	     3,485
	   Other..................................          797                     --                     1,476               --
                                                         40,755                  26,451                   73,846	    48,133

Costs and Expenses:
	Cost of service...............................    5,178			3,457			9,978		     6,525
	Cost of cellular telephone equipment..........    6,610			2,742			12,539		     4,677
	Marketing and selling.........................    8,174			5,072			14,966	             9,423
	General and administrative....................   11,027			8,595			20,172		    16,348
                                                         30,989		       19,866	                57,655              36,973
Income From Operations Before Depreciation	          9,766                 6,585			16,191		    11,160
  and Amortization...................................
   Depreciation and Amortization.......................  (6,336)	       (6,582)                 (11,319)	           (12,809)
Income (Loss) From Operations..........................   3,430                     3                    4,872              (1,649)

Net Gain (Loss) on Dispositions .......................     320			 (383)			     7	              (390)

Interest Expense.......................................  (5,137)		(3,795)			(9,121)		    (7,584)

Other, net.............................................     191		            97	                   (14)		       139
Loss Before Minority Interests and Extraordinary Item..  (1,196)		(4,078)			(4,256)		    (9,484)

Minority Interests.....................................     (47)		    79	                   (42)		        49
Net Loss Before Extraordinary Item.....................  (1,243)		(3,999)			(4,298)		    (9,435)

Extraordinary Item.....................................     --			(3,715)		           --		    (3,715)
Net Loss............................................... $(1,243)	       $(7,714)		       $(4,298)           $(13,150)

Net Loss Per Share Before Extraordinary Item........... $ (0.03)	       $ (0.11)	               $ (0.11)           $  (0.25)

Net Loss Per Share .................................... $ (0.03)	       $ (0.20)                $ (0.11)		  $  (0.35)

Weighted Average Number of Common
  Shares Outstanding ..................................38,446,752            37,849,653		     38,424,448		37,838,841


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993


(Dollar amounts in thousands)

                             					               1994			1993
                                                                            (Unaudited              (Unaudited)
Cash flows from operating activities:

	Net loss......................................................... $    (4,298)		   $   (13,150)

	Adjustments to reconcile net loss to net cash provided by
	   operating activities:
	   Depreciation and amortization................................. 	11,319			 12,809
	   Amortization of deferred debt issuance costs..................          643			    415
	   Equity in losses of unconsolidated cellular entities..........          100			     17
	   Minority interests............................................           42			    (49)
	   Net gain (loss) on dispositions...............................           (7)			    390
	   Extraordinary item............................................          --			  3,715
	   Non-cash compensation for management consulting services......       (1,071)			    --
	   Changes in current items:
	     Accounts receivable, net....................................       (6,803)			 (2,867)
	     Cellular telephone inventories..............................           637			      2
	     Account payable and accrued expenses........................        11,584			    360
	     Other, net..................................................           286			   (186)
	    Net cash used in operating activities........................        12,432			  1,456

Cash flows from investing activities:

	Purchase of property and equipment...............................       (28,677)		(10,710)
	Proceeds from dispositions of property and equipment.............            51			    --
	Payments for acquisition of investments..........................       (36,935)	           (779)
	Proceeds from dispositions of cellular interests.................           419		          1,204
	Capital contributions to unconsolidated cellular entities........            (3)                   (222)
	    Net cash used in investing activities........................       (65,145)                (10,507)

Cash flows from financing activities:

	Principal payments of long-term debt.............................	     (2)               (209,556)
	Net proceeds from issuance of common stock.......................           599		            291
	Proceeds of long-term debt.......................................        48,500			228,500
	Debt issuance costs..............................................        (2,203)                  (8,298)
	Increase in other assets.........................................          (159)                      73
	    Net cash provided by financing activities....................        46,735                   11,010

Net increase (decrease) in cash..........................................        (5,978)                   1,959

Cash, beginning of period................................................         9,098	                   9,473

Cash, end of period......................................................     $   3,120		       $  11,432

SUPPLEMENTAL DISCLOSURE OF INTEREST PAID.................................     $   7,855		       $   7,508


   The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
(Unaudited)
Note 1:   Basis of Presentation

The accompanying condensed consolidated financial statements of Vanguard Cellular Systems, Inc. and Subsidiaries (the Company) have been prepared without audit pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and cellular entities in which the Company holds a majority ownership interest. Investments in entities holding cellular interests in which the Company exercises significant influence but does not exercise control through majority ownership have been accounted for using the equity method of accounting. Ownership interests in entities in which the Company does not exercise significant influence or not control through majority ownership have been accounted for using the cost method of accounting.

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

Certain amounts in the statement of operations for the three months and six months ended June 30, 1993 have been reclassified to conform to the 1994 presentation. The Company reclassified certain direct pass through items previously recognized as service revenue in its Statements of Operations to cost of service expenses to conform with industry practice. These reclassified items relate to charges associated with the Company's subscribers roaming into adjacent cellular markets. The reclassification has had no effect on the Company's net loss or net loss per share.

Effective January 1, 1994, the Company also changed the depreciable lives of certain of its property and equipment to more closely approximate its historical experience and the useful lives of these assets. These life changes affected assets representing approximately

30% of the cost of the Company's depreciable assets. This change reduced depreciation expense and net loss for the three months and six months ended June 30, 1994 by approximately $900,000 and 1.8 million or $0.02 and $0.05 per share, respectively.


Note 2:   Investments

Cellular Entities

During 1993, the Company entered into an agreement to acquire in 1994, two cellular markets contiguous to its Pennsylvania Supersystem. The acquisition of these two markets, Altoona, PA and Chambersburg, PA, was in exchange for $4.4 million in cash, the exchange of the Hagerstown, MD cellular market and ownership interests in one minority owned cellular market. In April, 1994, the Company completed the closing of this transaction. As a result, the operations of the Hagerstown, MD market are no longer included in the operations of the Company and the operations of the Altoona and Chambersburg markets are included in the consolidated financial results of the Company.

Subsequent to June 30, 1994 the Company entered into agreements to acquire four cellular markets contiguous to or near its existing operating regions in exchange for an aggregate purchase price of approximately $58.5 million in cash or stock. The Company will purchase for approximately $48.5 million payable in cash or Class A Common Stock or a combination thereof at the Company's option, a 97.0% ownership interest in the Binghamton, New York MSA and a 100% ownership interest in the Elmira, New York MSA. These markets are contiguous to the Company's Pennsylvania Supersystem, which due to this New York expansion the Company has been renamed the "Mid-Atlantic Supersystem". In a separate transaction, the Company will purchase, for $6.7 million in cash and $3.3 million in the Company's Class A Common Stock, the 100% ownership interest in the Washington, Maine (ME-4) RSA and a 100% ownership interest in three of the four counties of the Mason, West
Virginia (WV-1) RSA. The Maine RSA is approximately 40 miles north of the Portland, Maine MSA, which is already operated by the Company.
The West Virginia RSA is contiguous to the Company's Charleston, West Virginia MSA. All four markets to be acquired are operational cellular systems. As of December 31, 1993 the aggregate population and number of subscribers for these four markets was approximately
527,000 and 10,400, respectively, and service fees for the year then ended was approximately $7.1 million. These acquisitions are expected to close by the end of 1994.

Geotek

In February 1994, the Company purchased for $30.0 million from Geotek Communications, Inc. (Geotek) 2.5 million shares of Geotek common stock and received options to invest up to $167.0 million for an aggregate of 10 million additional shares. Geotek is a telecommunications company that is developing a Specialized Mobile Radio (SMR) wireless communications network in the United States based on its Frequency Hopping Multiple Access digital technology (FHMATM). Geotek's common stock is traded on the NASDAQ National Market System.

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

The Company has also entered into a 5-year management consulting agreement to provide operational and marketing support in exchange for 300,000 shares of Geotek common stock per year, however, should any portion of the Series A, B or C options expire, the management consulting agreement is immediately terminated. The Company has earned and recorded as revenue approximately 105,000 shares under the management agreement with an aggregate value of $1.1 million based upon the average closing price of Geotek stock during the periods held.

Note 3:   Long-Term Debt

Long term debt consists of the following as of June 30, 1994 and December 31, 1993 (in thousands):

                                        June 30,    December 31,
                                          1994           1993
                                       (Unaudited)


Borrowings under the 1993 loan agreement:

     Facility A Loan                    $ 120,000      $ 120,000
     Facility B Loan                      116,500         68,000
     Facility C Loan                       50,000         50,000

Other Long-Term Debt                          155            153
                                        $ 286,655      $ 238,153

Note 4:   Commitments and Contingencies

Litigation

In June 1989, a suit was filed by a group of former partners in the San Juan Cellular Settlement Partnership which alleges that the Company and two of its officers breached fiduciary duties and acted fraudulently in connection with settlement of licensing proceedings concerning the San Juan, PR market and certain other markets. The suit requests $49,000 in compensatory damages, $50,000 in punitive damages and imposition of a constructive trust upon the Company's Lancaster, Reading and York, PA cellular operations. The Company believes that the suit is without merit and intends to vigorously oppose it and has asserted counterclaims against certain of the plaintiffs. Discovery is essentially completed. Motions for summary judgement and responsive pleadings have been filed by the parties, oral argument has been held and the motions are pending. No trial date has been set and management is unaware of when a trial date will be set. Additionally, the Company is involved in various other legal proceedings arising in the normal course of business. In the opinion of management, the outcome of the above legal proceedings will not have a material adverse effect on the consolidated financial position of the Company.


Note 5: Common Stock

In July, 1994, the Board of Directors declared a 3 for 2 stock split of its Class A Common Stock to be effected in the form of a 50% stock dividend payable on August 23, 1994 to shareholders of record on August 4, 1994 with cash to be paid in lieu of the issuance of fractional shares. The effect of the split has been retroactively applied to all common stock and per share amounts disclosed in the accompanying consolidated financial statements and footnotes.

VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

The following is a summary of the Company's ownership interests in cellular markets in which the Company's ownership interests exceeded 20% at June 30, 1994 and 1993:
                                                  June 30,
Cellular Markets                             1994           1993

Mid-Atlantic Supersystem:

     Allentown, PA/NJ                        100.0%         100.0%
     Wilkes-Barre/Scranton, PA               100.0           65.7
     Harrisburg, PA                           86.8           86.8
     Lancaster, PA                           100.0          100.0
     York, PA                                100.0          100.0
     Reading, PA                             100.0          100.0
     Williamsport, PA                         90.9           73.8
     State College, PA                        97.0           91.0
     Hagerstown, MD                           --             85.5
     Orange County, NY                       100.0          100.0
     Wayne, PA (PA-5 RSA)                    100.0          100.0
     Mifflin, PA (PA-11 RSA)                 100.0          100.0
     Lebanon, PA (PA-12 RSA)                 100.0            --
     Chambersburg, PA (PA-10 East RSA)        98.8            --
     Altoona, PA                              85.0            3.0

West Virginia Metro-cluster:

     Huntington, WV/KY/OH                    100.0          100.0
     Charleston, WV                          100.0          100.0

Florida Metro-cluster:

     Pensacola FL                            100.0          100.0
     Fort Walton Beach, FL                   100.0          100.0

Carolinas Metro-cluster:

     Myrtle Beach, SC (SC-5 RSA)             100.0          100.0
     Wilmington, NC                           47.7           47.7
     Jacksonville, NC                         47.3           47.3

New England Metro-cluster:
     Portland, ME                            100.0          100.0
     Portsmouth, NH/ME                       100.0          100.0

RESULTS OF OPERATIONS

Three Months Ended June 30, 1994 and 1993

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

In July, 1994, the Board of Directors declared a 3 for 2 stock split of its Class A Common Stock to be effected in the form of a 50% stock dividend payable on August 23, 1994, to shareholders of record on August 4, 1994, with cash to be in paid in lieu of the issuance of fractional shares. The effect of the split has been retroactively applied to all information herein.

Service fee revenues increased by $11.1 million or 45% primarily as a result of a 57% increase in the number of subscribers in majority owned markets to approximately 169,000 as of June 30, 1994 as compared to the end of the second quarter of 1993. Substantially all of the increase in the number of subscribers was due to subscriber growth in markets controlled by the Company in both periods. Total net subscribers in the Company's majority owned markets increased by 19,000 during the second quarter of 1994 as compared to 8,000 in the second quarter of 1993. This 138% increase in the growth rate of net subscriber additions is the result of an increase in productivity by sales personnel which the Company believes has been augmented by increased sales training and the growing acceptance of cellular communications. The growth in net subscriber additions also reflects the number of agents in the Company's indirect distribution channels combined with moderate economic recovery in the Company's operating regions. Average monthly service revenue per subscriber decreased 7% to $74 for the three months ended June 30, 1994 from $79 during the same period in 1993.

Cost of service expenses increased as a percentage of service fees to 15% for the three months ended June 30, 1994 as compared to 14% for the same period in 1993. In many instances in 1994, the Company's customers who roam into adjacent cellular markets are charged at rates consistent with those rates the Company charges in its own markets rather than passing through higher roaming rates customarily charged by many cellular carriers. This billing practice, while creating a marketing advantage by providing the customer with a broader virtual service area, has caused the Company to incur increased net costs related to the provision of these services. The rapid subscriber growth which has occurred in the past year has made this larger virtual service area available to significantly more customers which has caused greater net costs to be incurred by the Company. The Company is continuing its efforts to reduce these costs through the continued negotiation of more favorable roaming agreements with both wireline and non-wireline cellular service providers. In addition, the continued negotiation of more favorable interconnection agreements with local exchange carriers should contribute to stability in cost of service as a percentage of service fees.

Marketing and selling expenses increased 61% to $8.2 million during the three months ended June 30, 1994 as compared to the same period in 1993 and as a percentage of service fees these expenses increased to 23% from 21%. Marketing and selling expenses including the net loss on subscriber equipment increased to $10.3 million from $5.8 million during the three months ended June 30, 1994 and 1993, respectively. The higher rate of growth in net subscriber additions described above for the 1994 period as compared to the 1993 period and the resulting increase in salaries and commissions contributed to the increase in marketing and selling expenses. However, marketing and selling expenses per net subscriber addition, including the loss on cellular equipment, declined 25% to $542 in 1994 from $722 during the three months ended June 30, 1993.

General and administrative expenses increased 28% or $2.4 million during the three months ended June 30, 1994 but decreased as a percentage of service fees to 31% from 35% in the same period in 1993. These expenses declined as a percentage of service fees primarily as a result of controlled increases of many overhead expenses resulting in higher utilization of the Company's existing personnel and systems. General and administrative expenses should continue to decline as a percentage of service fees as the Company continues to add more subscribers without commensurate increases in general and administrative overhead.

Depreciation and amortization decreased $246,000 or 4% during the three months ended June 30, 1994. The primary reason for this decrease is that the Company changed the depreciable lives of certain of its property and equipment to more closely approximate its historical experience and the estimated useful lives of these assets. These life changes affected assets representing approximately 30% of the cost of the Company's depreciable assets. This change reduced depreciation expense and net loss for the quarter ended June 30, 1994 by approximately $900,000 or $0.03 per share. The remainder of the decrease is the result of a portion of the Company's property and equipment becoming fully depreciated during 1993 and, as such, these assets do not have a continuing effect on depreciation and amortization or net income.

Interest expense increased $1.3 million or 35% during the three months ended June 30, 1994, primarily as a result of increased average borrowings of approximately $65.0 million.

Net loss before extraordinary item decreased from $4.0 million or $(0.11) per share for the three months ended June 30, 1993 to $1.2 million or $(0.03) per share in the 1994 period. The decrease in net loss per share is primarily attributable to an increase in "Operating Cash Flow" (income (loss)from operations before depreciation and amortization) of $3.2 million or 48% to $9.8 million.

Six Months Ended June 30, 1994 and 1993

Generally, explanations of changes between specific components of revenue and costs and expenses contained in the results of operations for the three month period ended June 30, 1994 apply also to the six month period ended June 30, 1994.

Service fees for the six months ended June 30, 1994 increased 43% to $64.0 million primarily as a result of the increase in the number of subscribers served in the 1994 period. Average monthly revenue per subscriber was $71 and $74 for the six months ended June 30, 1994 and 1993 respectively.

Cost of service expenses as a percentage of service fees increased to 16% for the six month periods ended June 30, 1994 from 15% in 1993. As previously explained this increase in the relationship between service fees and cost of service is largely due to the Company's subscribers roaming into adjacent cellular markets.

Marketing and selling expenses increased by $5.5 million or 59% and increased as a percentage of service fees to 23% from 21% during the six month period ending June 30, 1994 and 1993, respectively. These increased expenditures are primarily due to increases in advertising and promotions in 1994. Also contributing were commission expenses associated with the addition of 36,700 net subscribers during the six months ended June 30, 1994 as compared to 15,200 during the same period in 1993.

General and administrative expenses increased $3.8 million or 23% but declined as a percentage of service fees to 32% during the six months ended June 30, 1994 from 37% during the same period in 1993.

Depreciation and amortization decreased $1.5 million or 12% during the six months ended June 30, 1994 as a result of the changes in depreciable lives of certain of the Company's property and equipment. The effect of these life changes is to reduce depreciation and amortization for the six months ended June 30, 194, by $1.8 million or $0.05 per share.


LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to acquire, construct, operate and expand its cellular systems and to fund operating losses and payments on indebtedness. In the past, the Company has met these requirements primarily through private and public sales of its Class A common stock, seller financing and bank and vendor financing.

On April 21, 1993, the Company completed the closing of a $290 million credit facility, pursuant to a Loan Agreement (the "1993 Loan Agreement") with various lenders led by the Bank of New York and the Toronto-Dominion Bank. This agreement was subsequently expanded to $390 million in February 1994. The 1993 Loan Agreement was used to repay and terminate the Company's previously existing $275 million credit facility closed April 1989 (the "1989 Credit Facility"). As security for borrowings under the 1993 Loan Agreement, the Company has pledged substantially all of the tangible and intangible assets of the Company and its subsidiaries. The purpose of this refinancing was to provide the Company with additional financial and operating flexibility and enable it to pursue business opportunities that may arise in the future.

The 1993 Loan Agreement consists of a "Facility A Loan", a "Facility B Loan", and a "Facility C Loan". The Facility A Loan and the Facility C Loan, in the amounts of $120 million and $50 million, respectively, were to refinance the Company's borrowings under the 1989 Credit Facility. The Facility B Loan is available for capital expenditures, to acquire cellular franchise interests which are contiguous to or within 50 miles of any boundary of the Company's Pennsylvania Supersystem, to make permitted investments, and for general corporate purposes. In February 1994, the 1993 Loan Agreement was amended to increase the size of the Facility B Loan to $220 million. As of June 30, 1994, $103.5 million was available for future expenditures under the amended Facility B Loan.

The Facility A Loan and the Facility B Loan bear interest at a rate equal to the Company's choice of the Prime Rate, CD Rate or Eurodollar Rate plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. The leverage ratio, which is computed as the ratio of Total Debt (as defined) to Adjusted Cash Flow (as defined), currently is at such a level as to cause the applicable margins on the borrowings to be 1.5%, 2.6% and 2.5% per annum for the Prime Rate, CD Rate and Eurodollar Rate, respectively. Under the Facility C Loan, the prescribed rate is the Eurodollar Rate plus a margin of 3.0% per annum.

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

The Company's operating strategy has been to acquire controlling ownership interests and build and operate networked cellular telephone systems in its five regional metro-clusters. On April 26, 1994, the Company completed the acquisition of two cellular markets contiguous to its Pennsylvania Supersystem in exchange for $4.4 million in cash, the exchange of the Hagerstown, MD cellular market and the ownership interest in one minority owned cellular market. Subsequent to June 30, 1994 the Company entered into agreements to acquire four cellular markets contiguous to or near its existing operating regions in exchange for an aggregate purchase price of approximately $58.5 million in cash or stock. The Company will purchase for approximately $48.5 million payable in cash or the Company's Class A Common Stock or a combination thereof at the Company's option, a 97.0% ownership interest in the Binghamton, New York MSA and a 100% ownership interest in the Elmira, New York MSA. These markets are contiguous to the Company's Pennsylvania Supersystem, which due to this New York expansion the Company has been renamed the "Mid-Atlantic Supersystem". In a separate transaction, the Company will purchase, for $6.7 million in cash and $3.3 million in the Company's Class A Common Stock, the 100% ownership interest in the
Washington, Maine (ME-4) RSA and a 100% ownership interest in three of the four counties of the Mason, West Virginia (WV-1) RSA. The Maine
RSA is appro-ximately 40 miles north of the Portland, Maine MSA, which is already operated by the Company. The West Virginia RSA is contiguous to the Company's Charleston, West Virginia MSA. All four markets to be acquired are operational cellular systems. As of December 31, 1993 the aggregate population and number of subscribers for these four markets was approximately 527,000 and 10,400, respectively, and service fees for the year then ended was approximately $7.1 million. These acquisitions are expected to close by the end of 1994.

As of June 30, 1994 the Company had approximately $165.0 million of property and equipment placed in service. The Company has historically incurred capital expenditures primarily based upon capacity needs in its existing markets resulting from continued subscriber growth. During the six months ended June 30, 1994, the Company has accelerated its cellular network buildout through the purchase of approximately $29.0 million of capital equipment which included construction of approximately 30 cell sites. During the remainder of 1994 and during 1995, the Company plans to continue its accelerated cellular network buildout by constructing approximately 20 additional cell sites in 1994 and 35 additional cell sites in 1995. This expansion will increase geographic coverage and provide for increased portable usage in the Company's cellular markets. The Company anticipates purchasing approximately $20.0 million and $40.0 million of capital equipment during the remainder of 1994 and during 1995, respectively.

In February 1994, the Company purchased for $30.0 million from Geotek Communications, Inc. (Geotek) 2.5 million shares of Geotek common stock and received options to invest up to $167.0 million for an aggregate of 10 million additional shares. Geotek is a telecommunications company that is developing a Specialized Mobile Radio (SMR) wireless communications network in the United States based on its Frequency Hopping Multiple Access digital technology (FHMATM). Geotek's common stock is traded on the NASDAQ National Market System.

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

The Company has also entered into a 5 year management consulting agreement to provide operational and marketing support in exchange for 300,000 shares of Geotek common stock per year. However, should any portion of the Series A, B or C options expire, the management consulting agreement is immediately terminated. Approximately 105,000 shares have been earned under this management agreement.

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

The Company funded its initial $30.0 million investment in Geotek using borrowings under its Facility B Loan, which also permits borrowings to fund the exercise of the Series A options. In order to exercise any of the Series B or C options, the Company will be required to seek additional lender approval for borrowings under the Facility B Loan or other financing alternatives.

Operating cash flow improved $5.0 million to $16.2 million during the six months ended June 30, 1994. The Company's primary goal over the next several years will be to generate sufficient operating cash flow to fund its capital expenditures, interest and debt repayment requirements. In order to continue to improve operating cash flow, the Company's service fees must continue to increase at a faster rate than operating expenses. Increases in service fees will be dependent upon continuing growth in the number of net subscribers and minimizing declines in revenue per subscriber. The Company believes its business strategy and sales force will generate continued net subscriber growth and that its focus on higher revenue customers, principally business users, will assist in supporting revenue per subscriber. The Company has substantially completed the development of its managerial, administrative and marketing functions, as well as the primary buildout of the cellular networks in its existing markets, and believes that the rate of service fee growth will exceed the rate of growth of operating expenses.

Although there can be no assurance that any of the foregoing growth goals will be achieved, the Company believes that its internally generated funds and its available bank lines of credit will be sufficient during the next several years to complete its capital equipment expansion, fund operating expenses and debt service.


INFLATION

The Company believes that inflation affects its business no more than it generally affects other similar businesses.

                PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Vanguard Cellular Systems, Inc. Annual Meeting of Shareholders was held May 4, 1994. The proposals voted upon and the results of voting were as follows:

     (1)  Election of Class I Directors for a three-year term

                                      Votes        Votes
                                       for        Withheld

          Stuart S. Richardson     19,340,335     136,198
          Robert A. Silverberg     19,333,378     143,155
          Doris R. Bray            19,331,428     145,105

     (2)  Proposal to approve 1994 Long-Term Incentive Plan

          Votes for:     14,779,136
          Votes Against:  1,867,490
          Abstained:        208,026

     (3) Proposal to approve ratification of Arthur Andersen & Co. as independent auditors for 1994

          Votes for:     19,425,643
          Votes against:     13,989
          Abstained:         36,901


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





                                   VANGUARD CELLULAR SYSTEMS, INC.


Date:     August 11, 1994             By:  /s/ Haynes G. Griffin
                                            Haynes G. Griffin
                                                President
                                                   and
                                         Chief Executive Officer


Date:     August 11, 1994             By:  /s/ Stephen L. Holcombe

                                            Stephen L. Holcombe
                                           Senior Vice President
                                                   and
                                          Chief Financial Officer
                                        (principal accounting and
                                         principal financial officer)

                       INDEX TO EXHIBITS

Exhibit                                                Sequential
  No.                     Description                    Page No.
 2(a)    Stock Purchase Agreement by and among
         Registrant, Crowley Cellular Telecom-
         munications Limited Partnership and
         Crowley Cellular Telecommunications
         Binghamton, Inc. dated August 5, 1994.
         The following schedules to the Stock
         Purchase Agreement have been omitted.
         The registrant hereby undertakes to
         furnish supplementally a copy of any
         such omitted exhibit or schedule to the
         Commission upon request.

         Exhibit A  Capital Budget
         Exhibit B  Opinion of Buyer's Counsel
         Exhibit C  Opinion of Seller's Counsel
         Schedule 1 Organization of Seller
         Schedule 2 Organization of Company
         Schedule 3 Organization of the
                    Licensee
         Schedule 6 Absence of Certain Changes
                    or Events
         Schedule 7 Title to Assets, Etc.
         Schedule 9 Contracts and Commitments
         Schedule 10 Authorizations
         Schedule 12 Consents and Approvals
         Schedule 13 Financial Statements
         Schedule 14 Litigation
         Schedule 16 Liabilities
         Schedule 20 Proprietary Rights
         Schedule 21 Employee Benefit Plans
         Schedule 23 Tax Matters
         Schedule 25 Insurance
         Schedule 28 Customers and Suppliers
*4(a)    Charter of the Registrant, filed as
         Exhibit 3(a) to the Registrant's
         Registration Statement on Form S-1
         (File No. 33-18067).
*4(b)    Articles of Amendment to Charter of
         the Registrant dated May 12, 1989,
         filed as Exhibit 3(b) to the
         Registrant's Registration Statement on
         Form S-4 (File No. 33-35054).

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

 4(e)(5) Amendment No. 2 dated as of June 30,
         1994 among Registrant and various
         lenders led by The Bank of New York
         and The Toronto-Dominion Bank, as
         managing agents, filed as Exhibit 8 to
         Amendment 1 of Schedule 13D dated
         February 23, 1994 with respect to the
         common stock of Geotek Communications,
         Inc.

____________
*Incorporated by reference to the statement or report indicated.