Form 10-Q
period 1994-09-30
VANGUARD CELLULAR SYSTEMS INC
filed 1994-11-14
CIK 771178

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC  20549

                                      FORM 10-Q


          (MARK ONE)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 1994
                                          or

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

          The number of shares outstanding of the issuer's common stock as of November 11, 1994, 1994 was 38,758,160.

                   VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES


                                        INDEX



          PART I. FINANCIAL INFORMATION

            Item 1. Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets -           I-1
                    September 30,1994 and December 31, 1993

                    Condensed Consolidated Statements of Operations - I-2 Three months ended September 30, 1994 and 1993, and Nine months ended September 30, 1994 and
                    1993

                    Condensed Consolidated Statements of Cash Flows - I-3 Nine months ended September 30,1994 and 1993

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

PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements



                                      VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

                                            CONDENSED CONSOLIDATED BALANCE SHEETS

        (Dollar amounts in thousands)
                                                                                    September 30,            December 31,
                         ASSETS                                                        1994                      1993
        (Substantially all pledged on long-term debt)                                (Unaudited)             (See note)


    Current Assets:
        Cash......................................................................   $    5,515               $    9,098
        Accounts receivable, net of allowances for doubtful accounts of $2,614
          and $1,771..............................................................       19,498                   12,167
        Cellular telephone inventories............................................        5,946                    4,464
        Prepaid expenses..........................................................          759                      918
                  Total current assets...........................................        31,718                   26,647

    Investments (Note 2).........................................................       209,080                  177,415

    Property and Equipment, net of accumulated depreciation of $78,249 and
      $65,830....................................................................        96,367                   71,716

    Other Assets, net of accumulated amortization of $2,168 and $4,459...........         9,732                    8,651
                  Total assets...................................................  $    346,897             $    284,429


        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
    Current Liabilities:
        Accounts payable and accrued expenses.....................................       26,411                  21,470
        Customer deposits ........................................................          551                     481
                 Total current liabilities.......................................        26,962                  21,951
    Long-Term Debt...............................................................       302,647                 238,153
    Minority Interests ..........................................................         2,548                   2,427

    Commitments and Contingencies

    Shareholders' Equity:
        Preferred stock - $.01 par value, 1,000,000 shares authorized, no shares
          issued..................................................................          --                      --
        Common stock, Class A - $.01 par value, 60,000,000 shares authorized,
          38,594,299 and 38,398,080 shares issued and outstanding.................         386                     384
        Common stock, Class B - $.01 par value, 30,000,000 shares authorized,
          no shares issued........................................................          --                      --
        Additional capital in excess of par value.................................     186,724                 185,786
        Net unrealized holding losses.............................................      (3,537)                     --
        Accumulated deficit.......................................................    (168,833)               (164,272)
                 Total shareholders' equity......................................       14,740                  21,898
                 Total liabilities and shareholders' equity...................... $    346,897            $    284,429

       The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.


    Note: The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.

                       VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


     (Dollar amounts in thousands, except per share data)

                                                        THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                            1994                 1993             1994               1993
                                                         (Unaudited)          (Unaudited)     (Unaudited)        (Unaudited)
Revenues:
    Service fees........................................  $    40,101      $    27,694      $    104,076        $    72,342
    Cellular telephone equipment revenues...............        3,851            2,467            12,246              5,953
    Other...............................................          765              --              2,241               --
                                                               44,717           30,161           118,563             78,295


Costs and Expenses:
    Cost of service.....................................        5,956            4,246            15,934             10,771
    Cost of cellular telephone equipment................        6,680            3,358            19,219              8,035
    Marketing and selling...............................        9,004            5,202            23,970             14,625
    General and administrative..........................       11,048            8,739            31,220             25,088
    Depreciation and amortization.......................        6,040            6,866            17,359             19,675
                                                               38,728           28,411           107,702             78,194

Income From Operations.................................         5,989            1,750            10,861                101

Net Loss on Dispositions ..............................          (219)            (200)             (212)              (590)

Interest Expense.......................................        (5,992)          (3,850)          (15,113)           (11,434)

Other, net.............................................            84              595                70                734
Loss Before Minority Interests and Extraordinary Item..          (138)          (1,705)           (4,394)           (11,189)

Minority Interests.....................................          (125)            (121)             (167)               (72)
Net Loss Before Extraordinary Item.....................          (263)          (1,826)           (4,561)           (11,261)

Extraordinary Item.....................................            --               --                --             (3,715)
Net Loss...............................................     $    (263)     $    (1,826)      $    (4,561)      $    (14,976)

Net Loss Per Share Before Extraordinary Item...........     $   (0.01)     $     (0.05)      $     (0.12)      $      (0.30)

Net Loss Per Share ....................................    $    (0.01)     $     (0.05)      $     (0.12)      $      (0.39)


Weighted Average Number of Common
  Shares Outstanding ..................................     38,581,748       38,071,827       38,477,457         37,917,355



           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

(Dollar amounts in thousands)                                                            1994                  1993
                                                                                      (Unaudited)           (Unaudited)
Cash flows from operating activities:

      Net loss...................................................................  $      (4,561)       $      (14,976)

      Adjustments to reconcile net loss to net cash provided by
         operating activities:
         Depreciation and amortization...........................................         17,359                19,675
         Amortization of deferred debt issuance costs............................            988                   674
         Equity in (earnings) losses of unconsolidated cellular entities.........            167                    72
         Net loss on dispositions................................................            212                   590
         Extraordinary item......................................................             --                 3,715
         Non-cash compensation for management consulting services................         (1,831)                   --
         Changes in current items:
           Accounts receivable, net..............................................         (7,083)               (4,928)
           Cellular telephone inventories........................................         (1,482)                   23
           Account payable and accrued expenses..................................          5,264                  (656)
           Other, net............................................................            229                  (519)
          Net cash provided by operating activities..............................          9,326                 3,174

Cash flows from investing activities:

      Purchase of property and equipment.........................................        (38,912)              (14,535)
      Proceeds from dispositions of property and equipment.......................             85                    17
      Payments for acquisition of investments....................................        (37,300)               (2,011)
      Proceeds from dispositions of cellular interests...........................            431                 1,204
      Capital contributions to unconsolidated cellular entities..................           (458)                 (258)
          Net cash used in investing activities..................................        (76,154)              (15,583)

Cash flows from financing activities:

      Principal payments of long-term debt.......................................         (3,006)             (212,557)
      Net proceeds from issuance of common stock.................................            940                   589
      Proceeds of long-term debt.................................................         67,500               235,000
      Debt issuance costs........................................................         (2,203)               (8,112)
      Decrease (increase) in other assets........................................             14                  (193)
          Net cash provided by financing activities..............................         63,245                14,727

Net increase (decrease) in cash................................................           (3,583)                2,318

Cash, beginning of period......................................................            9,098                 9,473

Cash, end of period............................................................     $      5,515         $      11,791

SUPPLEMENTAL DISCLOSURE OF INTEREST PAID.......................................     $      13,941        $       9,656


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    In August, 1993, the Company exchanged cash and 309,376 shares of its Class A Common Stock valued as $9,680 for the PA-12 RSA.

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

          VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
          (Unaudited)

          Note 1:   Basis of Presentation

            The accompanying condensed consolidated financial statements of Vanguard Cellular Systems, Inc. and Subsidiaries (the Company) have been prepared without audit pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K.

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

          Certain amounts in the statement of operations for the three months and nine months ended September 30, 1993 have been reclassified to conform to the 1994 presentation. The Company reclassified certain direct pass-through items previously recognized as service revenue in its Statements of Operations to cost of service expenses to conform with industry practice. These reclassified items relate to charges associated with the Company's subscribers roaming into adjacent cellular markets. The reclassification has had no effect on the Company's net loss or net loss per share.

          Effective January 1, 1994, the Company also changed the depreciable lives of certain of its property and equipment to more closely approximate its historical experience and the useful lives of these assets. These life changes affected assets representing approximately 30% of the cost of the Company's depreciable assets. This change reduced depreciation expense and net loss for the three months and nine months ended September 30, 1994 by approximately $900,000 and $2.7 million or $0.02 and $0.07 per share, respectively.
          ___________________________________________________________________
          Note 2:   Investments

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

          The Company purchased in October 1994, for $6.7 million in cash and $3.3 million in the Company's Class A Common Stock, the 100% ownership interest in the Washington, Maine (ME-4) RSA and a 100% ownership interest in three of the four counties of the Mason, West Virginia (WV-1) RSA. The Maine RSA is approximately 40 miles north of the Portland, Maine MSA, which is already operated by the Company. The West Virginia RSA is contiguous to the Company's Charleston, West Virginia MSA.

          As of October 31, 1994, the acquisition of three cellular markets remain pending. In one transaction the Company will purchase for approximately $48.5 million, payable at the Company's option in cash, the Company's Class A Common Stock or any combination thereof, a 97.0% ownership interest in the Binghamton, New York MSA and a 100% ownership interest in the Elmira, New York MSA. These markets are contiguous to the Company's Mid-Atlantic Supersystem. This transaction is expected to close by the end of 1994.

          In a separate transaction the Company will purchase the 100% ownership interest in the Union, Pennsylvania (PA-8) RSA for an aggregate purchase price of $50.0 million consisting of $15 million in cash with the remainder payable at the Company's option in cash, the Company's Class A Common Stock or any combination thereof. The PA-8 RSA lies in the center of the Company's Mid-Atlantic Supersystem. The Company expects to complete the closing on this transaction in the first quarter of 1995.

          Geotek

          In February 1994, the Company purchased for $30.0 million from Geotek
          2.5 million shares of Geotek common stock and received options to invest up to $167.0 million for an aggregate of 10 million additional shares. Geotek is a telecommunications company that is developing a Enhanced Specialized Mobile Radio (ESMR) wireless communications network in the United States based on its Frequency Hopping Multiple Access digital technology (FHMATM). Geotek's common stock is traded on the NASDAQ National Market System.

          The options received by the Company were issued in three series as follows: (i) Series A for 2 million shares at $15 per share; (ii) Series B for 2 million shares at $16 per share; and (iii) Series C for 3 million shares at $17 per share and 3 million shares at $18 per share. All options are exercisable immediately. The Series A options expire on the later of February 23, 1995 or the commercial validation (as defined) of Geotek's first ESMR system using FHMA (the Series A Expiration Date). The Series B and Series C options expire a year and 2 years, respectively, after the Series A Expiration Date. However, the Company may extend the Series B and Series C options by six months and the Series C options by an additional six months and, if any portion of any series of options expires, all unexercised options expire immediately.

          The Company has also entered into a 5-year management consulting agreement to provide operational and marketing support in exchange for 300,000 shares of Geotek common stock per year, however, should any portion of the Series A, B or C options expire, the management consulting agreement is immediately terminated. The Company has earned and recorded as revenue approximately 180,000 shares under the management agreement with an aggregate value of $1.8 million based upon the average closing price of Geotek stock during the periods held.

          ___________________________________________________________________
          Note 3:   Long-Term Debt

          Long term debt consists of the following as of September 30, 1994 and December 31, 1993 (in thousands):

                                                September 30,  December 31,
                                                    1994           1993
                                                 (Unaudited)
          Borrowings under the 1993 loan agreement:

               Facility A Loan                    $ 120,000      $ 120,000
               Facility B Loan                      132,500         68,000
               Facility C Loan                       50,000         50,000

          Other Long-Term Debt                          147            153
                                                  $ 302,647      $ 238,153



          As of September 30, 1994, the Company maintains agreements which provide interest rate protection for $120 million of outstanding borrowings. At a cost of approximately $275,000 the borrowings are protected to the extent that the LIBOR interest rate exceeds a cap rate of 5.5% through July, 1995.

          For further information on the terms and conditions of the 1993
          Loan Agreement refer to Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources.
          ______________________________________________________________________
          Note 4:   Commitments and Contingencies

          Litigation

          In June 1989, a suit was filed by a group of former partners in the San Juan Cellular Settlement Partnership which alleges that the Company and two of its officers breached fiduciary duties and acted fraudulently in connection with settlement of licensing proceedings concerning the San Juan, PR market and certain other markets. The suit requests compensatory damages, punitive damages and imposition of a constructive trust upon the Company's Lancaster, Reading and York, PA cellular operations. The Company has either settled with, or has agreements in principle to settle with all but three of the plaintiffs. It is anticipated that all of the agreements in principle to settle will be reduced to writing, executed and submitted for Court approval in November 1994. The financial impact of the settlements is not material to the Company. The Court has ordered the three remaining plaintiffs to enter into Court-supervised settlement negotiations with the Company in December 1994. Additionally, the Company is involved in various other legal proceedings arising in the normal course of business. In the opinion of management, the outcome of the above legal proceedings will not have a material adverse affect on the consolidated financial position of the Company.



          Note 5: Common Stock

          The Company effected a 3 for 2 stock split of its Class A Common Stock in the form of a 50% stock dividend paid on August 24, 1994. The effect of the split has been retroactively applied to all common stock and per share amounts disclosed in the accompanying consolidated financial statements and footnotes.



          VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES


          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          The following is a summary of the Company's ownership interests in cellular markets in which the Company's ownership interests exceeded 20% at September 30, 1994 and 1993. This table does not include any ownership interests that were contracted for at these dates.

                                                           September 30,
          Cellular Markets                             1994           1993

          Mid-Atlantic Supersystem:

               Allentown, PA/NJ                        100.0%         100.0%
               Wilkes-Barre/Scranton, PA               100.0           65.7
               Harrisburg, PA                           86.8           86.8
               Lancaster, PA                           100.0          100.0
               York, PA                                100.0          100.0
               Reading, PA                             100.0          100.0
               Williamsport, PA                         90.5           73.8
               State College, PA                        97.0           91.0
               Hagerstown, MD                           --             85.5
               Orange County, NY                       100.0          100.0
               Wayne, PA (PA-5 RSA)                    100.0          100.0
               Mifflin, PA (PA-11 RSA)                 100.0          100.0
               Lebanon, PA (PA-12 RSA)                 100.0            --
               Chambersburg, PA (PA-10 East RSA)        91.1            --
               Altoona, PA                             100.0            3.0

          West Virginia Metro-cluster:

               Huntington, WV/KY/OH                    100.0          100.0
               Charleston, WV                          100.0          100.0

          Florida Metro-cluster:

               Pensacola FL                            100.0          100.0
               Fort Walton Beach, FL                   100.0          100.0

          Carolinas Metro-cluster:

               Myrtle Beach, SC (SC-5 RSA)             100.0          100.0
               Wilmington, NC                           47.7           47.7
               Jacksonville, NC                         47.3           47.3

          New England Metro-cluster:
               Portland, ME                            100.0          100.0
               Portsmouth, NH/ME                       100.0          100.0


          RESULTS OF OPERATIONS

          Three Months Ended September 30, 1994 and 1993

          In 1994, the Company reclassified certain pass-through items previously recognized as service revenue in its Statements of Operations to offset the related cost of service expenses. These reclassified items relate to charges associated with the Company's subscribers roaming into adjacent cellular markets. Appropriate reclassifications have been made in each period presented in the accompanying financial statements. These reclassifications were made to conform the treatment in the Company's financial statements to the accounting treatment common in the industry.

          Unless otherwise indicated all information in this report has been adjusted for the Company's 3 for 2 stock split paid in the form of a stock dividend on August 24, 1994.

          Service revenues increased by $12.4 million or 45% primarily as a result of a 64% increase in the number of subscribers in majority owned markets to approximately 190,000 as of September 30, 1994 as compared to the end of the third quarter of 1993. Substantially all of the increase in the number of subscribers was due to subscriber growth in markets controlled by the Company in both periods. Total net subscribers in the Company's majority owned markets increased by 21,000 during the third quarter of 1994 as compared to 8,700 in the third quarter of 1993. This 141% increase in the growth rate of net subscriber additions is the result of an increase in productivity by sales personnel which the Company believes has been augmented by increased sales training and the growing acceptance of cellular communications. The growth in net subscriber additions also reflects the number of agents in the Company's indirect distribution channels combined with moderate economic recovery in the Company's operating regions. Service revenues attributable to the Company's own subscribers increased 52% during the third quarter of 1994 to $28.7 million as compared to the same period in 1993 while service revenues from customers from the cellular markets roaming into the Company's markets increased 29% to $11.4 million. When combining revenue from the Company's customers with roaming revenue, overall average monthly revenue per subscriber for the quarter declined 10% to $74 from $83 a year ago. Substantially all of this decline is the result of the Company's subscriber growth rate exceeding the rate exceeding the rate of growth for roaming revenues.

          Cellular equipment revenues increased $1.4 million or 56% to $3.9 million for the three months ended September 30, 1994 as compared to the same period in 1993. This is primarily due to the 141% increase in net subscriber additions in the 1994 period. Cost of cellular equipment increased 99% to $6.7 million during the 1994 period. The Company continues to sell telephones at or below cost in response to competitive pressures and also continues the availability of its rental program.


          Cost of service expenses remained constant as a percentage of service fees at 15% for the three months ended September 30, 1994 and 1993.
          In many instances in 1994, the Company's customers who roam into adjacent cellular markets are charged at rates consistent with those rates the Company charges in its own markets rather than passing through higher roaming rates customarily charged by many cellular carriers. This billing practice, while creating a marketing advantage by providing the customer with a broader virtual service area, has caused the Company to incur increased net costs related to the provision of these services. The net cost associated with this billing practice was $2.0 million for the three months ended September 30, 1994 as compared to $1.8 million during the same period in 1993. The rapid subscriber growth that has occurred in the past year has made this larger virtual service area available to significantly more customers which has caused greater net costs to be incurred by the Company. The Company is continuing its efforts to reduce these costs through the negotiation of more favorable roaming agreements with both wireline and non-wireline cellular service providers. In addition, the continued negotiation of more favorable interconnection agreements with local exchange carriers should contribute to stability in cost of service as a percentage of service fees.

          Marketing and selling expenses increased 73% to $9.0 million during the three months ended September 30, 1994 as compared to the same period in 1993 and as a percentage of service fees these expenses increased to 22% from 19%. Marketing and selling expenses, including the net loss on subscriber equipment, increased to $11.8 million from $6.1 million during the three months ended September 30, 1994 and 1993, respectively. The increase is primarily attributable to the higher rate of growth in net subscriber additions described above for the 1994 period as compared to the 1993 period and the resulting increase in salaries and commissions. Marketing and selling expenses per net subscriber addition, including the loss on cellular equipment, declined 20% to $563 in 1994 from $700 during the three months ended September 30, 1993.

          General and administrative expenses increased 26% or $2.3 million during the three months ended September 30, 1994 but decreased as a percentage of service fees to 28% from 32% in the same period in 1993. These expenses declined as a percentage of service fees primarily as a result of controlled increases of many overhead expenses resulting in higher utilization of the Company's existing personnel and systems. General and administrative expenses should continue to decline as a percentage of service fees as the Company continues to add more subscribers without commensurate increases in general and administrative overhead.

          Depreciation and amortization decreased $826,000 or 12% during the three months ended September 30, 1994. The primary reason for this decrease is that the Company changed the depreciable lives of certain of its property and equipment to more closely approximate its historical experience and the estimated useful lives of these assets.


          These life changes affected assets representing approximately 30% of the cost of the Company's depreciable assets. This change reduced depreciation expense and net loss for the quarter ended September 30, 1994 by approximately $900,000 or $0.02 per share. This effect of the depreciable life changes was offset in part by approximately $48.0 million of new property and equipment placed in service during the twelve month period ending September 30, 1994.

          Interest expense increased $2.1 million or 56% during the three months ended September 30, 1994, as a result of increased average borrowings of approximately $74.2 million and to a lesser extent an increase in average interest rates charged.

          Net loss before extraordinary item decreased from $1.8 million or $0.05 per share for the three months ended September 30, 1993 to $263,000 or $0.01 per share in the 1994 period. The decrease in net loss per share is primarily attributable to an increase in "Operating Cash Flow-EBITDA" (income from operations before depreciation and amortization) of $3.4 million or 40% to $12.0 million.

          Nine Months Ended September 30, 1994 and 1993

          Generally, explanations of changes between specific components of revenue and costs and expenses contained in the results of operations for the three month period ended September 30, 1994 apply also to the nine month period ended September 30, 1994.

          Service revenues for the nine months ended September 30, 1994 increased 44% to $104.1 million primarily as a result of the increase in the number of subscribers served in the 1994 period. Service revenues from Company subscribers increased 48% to $77.2 million while roaming revenues increased 34% to $26.8 million. Combined average monthly service revenue per subscriber was $72 and $77 for the nine months ended September 30, 1994 and 1993, respectively.

          Cellular equipment revenues increased $6.3 or 106% to $12.2 million for the nine months ended September 30, 1994 as compared to the same period in 1993. This is primarily due to the increase in net subscriber additions in the 1994 period. Cost of cellular equipment increased 139% to $19.2 million during the 1994 period.

          Cost of service expenses as a percentage of service fees remained constant at 15% for the nine month periods ended September 30, 1994 and 1993. As previously discussed there has been an increase in volume of the Company's subscribers roaming into adjacent cellular markets. The net cost of the Company charging subscribers at lower rates than it is charged was $5.8 million during the nine month period ended September 30, 1994 as compared to $3.8 million during the same period in 1993.

          Marketing and selling expenses increased by $9.3 million or 64% and increased as a percentage of service fees to 23% from 20% during the nine month period ending September 30, 1994 and 1993, respectively. These increased expenditures are primarily due to the increased subscriber growth during the period. Also contributing were commission expenses associated with the addition of 57,700 net subscribers during the nine months ended September 30, 1994 as compared to 23,900 during the same period in 1993. Marketing and selling per net subscriber addition, including the loss on cellular equipment, declined 28% to $536 in 1994 from $741 during the nine months ended September 30, 1993.

          General and administrative expenses increased $6.1 million or 24% but declined as a percentage of service fees to 30% during the nine months ended September 30, 1994 from 35% during the same period in 1993.

          Depreciation and amortization decreased $2.3 million or 12% during the nine months ended September 30, 1994 as a result of the changes in depreciable lives of certain of the Company's property and equipment. These life changes reduced depreciation and amortization for the nine months ended September 30, 1994, by $2.7 million or $0.07 per share.

          Interest expense increased $3.7 million or 32% during the nine months ended September 30, 1994, as a result of increased average borrowings of approximately $66.2 million and an increase in average interest rates charged.

          Net loss before extraordinary item decreased from $11.3 million or $0.30 per share for the nine months ended September 30, 1993 to $4.6 million or $0.12 per share in the 1994 period. The decrease in net loss per share is primarily attributable to an increase in "Operating Cash Flow-EBITDA" (income from operations before depreciation and amortization) of $8.4 million or 43% to $28.2 million.

          LIQUIDITY AND CAPITAL RESOURCES

          The Company requires capital to acquire, construct, operate and expand its cellular systems and to service its debt. The Company intends to continue to pursue acquisitions of cellular markets and properties as well as other investment opportunities. In addition, although the primary buildout of its cellular system is complete, the Company will continue to construct additional cell sites and purchase cellular equipment to increase capacity as subscribers are added and usage increases, to expand geographic coverage and to provide for increased portable usage.

          The specific capital requirements of the Company will depend primarily on the timing and size of any additional acquisitions and other investments as well as property and equipment needs associated with the rate of subscriber growth. Operating Cash Flow has been a significant source of internal funding in recent years, but the Company does not expect Operating Cash Flow to grow sufficiently to meet both its property and equipment and debt service requirements for at least the next few years. In the past, the Company has met its capital requirements primarily through private and public sales of its Class A Common Stock, seller financing and bank financing.

          1993 Loan Agreement. On April 21, 1993, the Company completed the closing of a $290 million credit facility, pursuant to a Loan Agreement (the "1993 Loan Agreement") with various lenders led by the Bank of New York and the Toronto-Dominion Bank. This agreement was subsequently expanded to $390 million in February 1994. The 1993 Loan Agreement was used to repay and terminate the Company's previously existing $275 million credit facility closed April 1989 (the "1989 Credit Facility"). As security for borrowings under the 1993 Loan Agreement, the Company has pledged substantially all of the tangible and intangible assets of the Company and its subsidiaries. The purpose of this refinancing was to provide the Company with additional financial and operating flexibility and enable it to pursue business opportunities as they arose.

          The 1993 Loan Agreement consists of a "Facility A Loan", a "Facility B Loan", and a "Facility C Loan". The Facility A Loan and the Facility C Loan, in the amounts of $120 million and $50 million, respectively, were to refinance the Company's borrowings under the 1989 Credit Facility. The Facility B Loan is available for capital expenditures, to acquire cellular franchise interests which are contiguous to or within 50 miles of any boundary of the Company's Mid-Atlantic Supersystem, to make permitted investments, and for general corporate purposes. In February 1994, the 1993 Loan Agreement was amended to increase the size of the Facility B Loan to $220 million. As of September 30, 1994, $87.5 million was available for future expenditures under the amended Facility B Loan, subject to the specific limitations on capital expenditures and acquisitions noted above which can be exceeded only upon lender approval.

          The Facility A Loan and the Facility B Loan bear interest at a rate equal to the Company's choice of the Prime Rate, CD Rate or Eurodollar Rate plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. The leverage ratio, which is computed as the ratio of Total Debt (as defined) to Adjusted Cash Flow (as defined), currently is at such a level as to cause the applicable margins on the borrowings to be 1.5%, 2.6% and 2.5% per annum for the Prime Rate, CD Rate and Eurodollar Rate, respectively. Under the Facility C Loan, the prescribed rate is the Eurodollar Rate plus a margin of 3.0% per annum. At a cost of $275,000, the Company has entered into agreements which limit its interest rate exposure until July 1995 for $120 million of borrowings under the 1993 Loan Agreement to the extent that the 90-day LIBOR rate exceeds 5.5%.

          The outstanding amount of the Facility A Loan as of March 31, 1996 is to be repaid in quarterly installments commencing on June 30, 1996 and terminating at the Facility's maturity date of March 31, 2001. The Facility B Loan operates as a revolving credit facility with available borrowings reduced on a quarterly basis commencing on June 30, 1996 and terminating on March 31, 2001. At the time of each quarterly reduction, the outstanding borrowings must be repaid to the extent that they exceed the then available commitment. Outstanding borrowings under the Facility C Loan as of March 31, 2001 shall be repaid in two equal installments on June 30, 2001 and September 30, 2001, the Facility C Loan maturity dates.

          The 1993 Loan Agreement requires maintenance of certain covenants including but not limited to maintenance of certain financial ratios and prescribed amounts of interest rate protection. Additionally, the 1993 Loan Agreement restricts, among other things, the creation of certain additional indebtedness, disposition of certain assets, payment of cash dividends, capital expenditures and acquisitions and other uses of proceeds. The requirements of the 1993 Loan Agreement were established in relation to the Company's projected capital and projected results of operations. These requirements generally were designed to require continued improvement in the Company's operating performance such that its Operating Cash Flow - EBITDA would be sufficient to begin servicing the debt as repayments are required.
          The Company is in compliance with all covenants under the 1993 Loan Agreement.

          Acquisitions. The Company has several recently completed and pending acquisitions. On April 26, 1994, the Company completed the acquisition of two cellular markets contiguous to its Mid-Atlantic Supersystem in exchange for $4.4 million in cash, the exchange of the Hagerstown, MD cellular market and the Company's minority ownership interest in one cellular market.

          The Company purchased in October 1994,for $6.7 million in cash and $3.3 million in the Company's Class A Common Stock, the 100% ownership interest in the Washington, Maine (ME-4) RSA and a 100% ownership interest in three of the four counties of the Mason, West Virginia (WV-1) RSA. The Maine RSA is approximately 40 miles north of the Portland, Maine MSA, which is already operated by the Company. The West Virginia RSA is contiguous to the Company's Charleston, West Virginia MSA.

          As of October 31, 1994, the acquisition of three cellular markets remain pending. In one transaction the Company will purchase for approximately $48.5 million, payable, at the Company's option in cash, the Company's Class A Common Stock or any combination thereof a 97.0% ownership interest in the Binghamton, New York MSA and a 100% ownership interest in the Elmira, New York MSA ("Binghamton/Elmira Transaction"). These markets are contiguous to the Company's Mid-Atlantic Supersystem. This transaction is expected to close by the end of 1994.

          In a separate transaction the Company will purchase the 100% ownership interest in the Union, Pennsylvania (PA-8) RSA for an aggregate purchase price of $50.0 million consisting of $15 million in cash with the remainder payable at the Company's option in cash, the Company's Class A Common Stock or any combination thereof ("PA-8 Transaction").

          The PA-8 RSA lies in the center of the Company's Mid-Atlantic Supersystem. The Company expects to complete the closing on this transaction in the first quarter of 1995.

          In order to complete the pending acquisitions the Company must obtain a waiver from its lenders of the 1993 Loan Agreement covenant restricting acquisitions or seek other financing alternatives. All seven markets which have been acquired or are to be acquired are operational cellular systems. As of December 31, 1993 the aggregate population and number of subscribers for these seven markets was approximately 1.2 million and 17,000, respectively, and service fees for the year then ended was approximately $12.4 million.

          Geotek. In February 1994, the Company purchased for $30.0 million from Geotek Communications, Inc. (Geotek) 2.5 million shares of Geotek common stock and received options to invest up to $167.0 million for an aggregate of 10 million additional shares. Geotek is a telecommunications company that is developing a Enhanced Specialized Mobile Radio (ESMR) wireless communications network in the United States based on its proprietary Frequency Hopping Multiple Access digital technology (FHMATM). Geotek's common stock is traded on the NASDAQ National Market System.

          The options received by the Company were issued in three series as follows: (i) Series A for 2 million shares at $15 per share; (ii) Series B for 2 million shares at $16 per share; and (iii) Series C for 3 million shares at $17 per share and 3 million shares at $18 per share. All options are immediately exercisable. The Series A options expire on the later of February 23, 1995 or the commercial validation (as defined) of Geotek's first ESMR system using FHMA (the Series A Expiration Date). The Series B and Series C options expire 1 year and 2 years, respectively, after the Series A Expiration Date. However, the Company may extend the Series B and Series C options by six months and the Series C options by an additional six months and, if any portion of any series of options expires, all unexercised options expire immediately.

          The Company has also entered into a five-year management consulting agreement to provide operational and marketing support in exchange for 300,000 shares of Geotek common stock per year. However, should any portion of the Series A, B or C options expire, the management consulting agreement is immediately terminated. During the first nine months of 1994, approximately 180,000 shares were earned under this management agreement.

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

          The Company funded its initial $30.0 million investment in Geotek using borrowings under its Facility B Loan, which also permits borrowings to fund the exercise of the Series A options. In order to exercise any of the Series B or C options, the Company will be required to seek additional sources of financing.

          Capital Expenditures. As of September 30, 1994 the Company had approximately $180.0 million of property and equipment placed in service. The Company historically has incurred capital expenditures primarily based upon capacity needs in its existing markets resulting from continued subscriber growth. During 1994, the Company initiated a plan to double the number of cell sites in order to increase geographic coverage and provide for additional portable usage in the Company's cellular markets. As a result of this accelerated network buildout and the continued growth of the Company's subscriber base, capital expenditures were approximately $40.0 million during the first nine months of 1994 and should approximate $20.0 million during the remainder of 1994. Depending upon the anticipated rate of future subscriber growth and the availability of financing the Company intends to increase its level of capital expenditures in 1995. The Company will require lender approval under the terms of the 1993 Loan Agreement for capital expenditures exceeding $50.0 million and $37.5 million in 1994 and 1995, respectively, or seek other financing alternatives.

          Refinancing. The Company has received preliminary commitments from its two lead agent banks to refinance its existing credit facility with a substantially larger facility. The purpose of this proposed refinancing is to provide the Company with additional financial and operating flexibility, enable it to accelerate its cellular network buildout, complete its pending acquisitions and enable it to pursue business opportunities that might arise in the future. The proposed new facility would extend the time period before principal payments are required to be made and extend the final maturity. If the contemplated refinancing is completed, the write-off of the unamortized deferred financing costs will result in an extraordinary loss of approximately $8.7 million in that period. There can be no assurance that this refinancing will be completed.

          Cash Flow Goals. Operating cash flow improved $8.4 million to $28.2 million during the nine months ended September 30, 1994. The Company's primary goal over the next several years will be to generate sufficient operating cash flow to fund its capital expenditures, interest and debt repayment requirements. In order to continue to improve operating cash flow, the Company's service fees must continue to increase at a faster rate than operating expenses. Increases in service fees will be dependent upon continuing growth in the number of net subscribers and minimizing declines in revenue per subscriber.


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

          Although there can be no assurance that any of the foregoing growth goals will be achieved, the Company believes that its internally generated funds and its available and planned bank lines of credit will be sufficient during the next several years to complete its planned capital equipment expansion and acquisitions, to fund operating expenses and debt service described above and to provide flexibility to pursue business opportunities that might arise in the future. If the planned bank line of credit is not consummated the Company will require waivers under its 1993 Loan Agreement to meet short term liquidity requirements and additional sources of funding to meet the Company's long-term needs.

          INFLATION

          The Company believes that inflation affects its business no more than it generally affects other similar businesses.

                                PART II.  OTHER INFORMATION

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) The exhibits to this Form 10-Q are listed in the accompanying Index to exhibits.

          (b)  On September 30, 1994, the Registrant filed a Form 8-K reporting
               Item 5 optional information with respect to i) a stock purchase agreement dated August 4, 1994, entered into by the Registrant with Crowley Cellular Telecommunications Limited Partnership, and Crowley Cellular Telecommunications Binghamton, Inc. ("Crowley Inc.") to acquire all of the outstanding stock of Crowley, Inc. for approximately $48.5 million, and ii) an Asset Purchase Agreement between the Registrant and Sunshine Cellular ("Sunshine"), dated September 26, 1994, to acquire all of the assets of Sunshine for a purchase price of approximately $50.0 million. Crowley Inc. is the license holder for the Elmira, New York MSA and is the 97% owner of the partnership that is the license holder for the Binghamton, New York MSA. Sunshine is the license holder for the Union, Pennsylvania (PA-8)RSA.

               The Form 8-K included the following Financial Statements.

               Crowley Inc. and Subsidiary.

                    Consolidated Balance Sheets dated December 31, 1993 and June 30, 1993 and 1994.

                    Consolidated Statements of Operations for the year ended December 31, 1993 and the six months ended June 30, 1993 and 1994.

                    Consolidated Statements of Cash Flows for the year ended December 31, 1993 and the six months ended June 30, 1993 and 1994.

                    Notes to the Consolidated Financial Statements for the year ended December 31, 1993 and the six months ended June 30, 1993 and 1994.

                    Report of Independent Public Auditors.

               Vanguard Cellular Systems, Inc. and Subsidiaries.

                    Unaudited Pro Forma Consolidated Financial Information (giving effect to the pending acquisition of Crowley Inc.).

                    Notes to the Consolidated Financial Information.

               Financial information for the Sunshine Transaction was not available and will be filed at another date.

                                      SIGNATURES


               Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             VANGUARD CELLULAR SYSTEMS, INC.


          Date:     November 14, 1994        By:  /s/ Haynes G. Griffin
                                                      Haynes G. Griffin
                                                          President
                                                             and
                                                   Chief Executive Officer


          Date:     November 14, 1994        By:  /s/ Stephen L. Holcombe

                                                      Stephen L. Holcombe
                                                     Senior Vice President
                                                             and
                                                    Chief Financial Officer
                                                  (principal accounting and
                                                   principal financial officer)

                                 INDEX TO EXHIBITS

          Exhibit                                                Sequential
            No.                    Description                     Page No.




          *2(a) Stock Purchase Agreement by and among Crowley Cellular Telecommunications
                      Limited Partnership, Crowley  Cellular
                      Telecommunications   Binghamton,  Inc.
                      and  Vanguard Cellular  Systems, Inc.,
                      dated as  of August 5,  1994 filed  as
                      Exhibit 2(a) to the  Registrant's Form
                      10-Q  for the  quarter ended  June 30,
                      1994.
          *2(b)
                      Asset    Purchase   Agreement    dated
                      September  26,  1994  by  and  between
                      Vanguard  Cellular  Systems, Inc.  and
                      Sunshine  Cellular  filed  as  Exhibit
                      2(b)   to  the   Registrant's  Current
                      Report  on   Form  8-K  dated   as  of
                      September 30, 1994.
          *4(a)
                      Charter  of  the Registrant,  filed as
                      Exhibit   3(a)  to   the  Registrant's
                      Registration  Statement  on  Form  S-1
                      (File No. 33-18067).

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

          *4(c)(1)    Amended  and  Restated Bylaws  of the
                      Registrant, filed as Exhibit  4(b) to
                      the  Registrant's  Form 10-Q  for the
                      quarter ended September 30, 1990.

          *4(c)(2)    Amendment  to   the  Bylaws   adopted
                      September 11, 1991, filed  as Exhibit
                      4(c)(2)  to  the Registrant's  Form 8
                      Amendment  to the  Registrant's  Form
                      10-Q for the  quarter ended June  30,
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


          *4(e)(2)    Security   Agreement   between    the
                      Registrant  and various  lenders  led
                      by  The  Bank  of  New  York and  The
                      Toronto-Dominion  Bank,  as   Secured
                      Party, dated  as of  April 21,  1993,
                      filed   as   Exhibit   2(b)  to   the
                      Registrant's Current  Report on  Form
                      8-K dated as of April 21, 1993.


          *4(e)(3)    Master Subsidiary  Security Agreement
                      between  the Registrant,  certain  of
                      its subsidiaries and  various lenders
                      led by The  Bank of New York  and the
                      Toronto-Dominion  Bank,   as  Secured
                      Party,  dated  as of  April  21, 1993
                      filed   as   Exhibit   2(c)  to   the
                      Registrant's Current  Report on  Form
                      8-K dated as of April 21, 1993.

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

          *4(e)(5)
                      Amendment  No.   2 dated  as  of June
                      30,   1994   among   Registrant   and
                      various lenders  led by  The Bank  of
                      New  York  and  The  Toronto-Dominion
                      Bank,  as  managing agents,  filed as
                      Exhibit 8 to Amendment  1 of Schedule
                      13D  dated  February  23,  1994  with
                      respect  to  the   common  stock   of
                      Geotek Communications, Inc.

          ____________
          *Incorporated by reference to the statement or report indicated.