Form 10-K405
VANGUARD CELLULAR SYSTEMS INC
filed 1995-03-31
CIK 771178

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[(check mark)] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934 [Fee Required]
For the Fiscal Year Ended December 31, 1994
                                       or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from                        to
COMMISSION FILE NUMBER 0-16560
                         VANGUARD CELLULAR SYSTEMS, INC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       North Carolina                                                   56-1549590
      (STATE OR OTHER JURISDICTION OF INCORPORATION OR
                        ORGANIZATION)                                      (I.R.S. EMPLOYER IDENTIFICATION NO.)
             2002 Pisgah Church Road, Suite 300,
                 Greensboro, North Carolina                                             27455-3314
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                      (ZIP CODE)

       Registrant's telephone number, including area code: (910) 282-3690 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
                 Class A Common Stock, par value $.01 per share
                                (TITLE OF CLASS)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           YES (Check Mark)   NO
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (Check Mark)
     The aggregate market value of the registrant's Common Stock held by those other than executive officers and directors at March 15, 1995, based on the NASDAQ closing sale price for the Registrant's Common Stock as of such date, was approximately $881,341,000.
     The number of shares outstanding of the issuer's common stock as of March 15, 1995 was 41,185,468.
                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant's definitive proxy statement relating to its 1995 annual meeting of stockholders are incorporated by reference into Part III as set forth herein. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 1994.

                               TABLE OF CONTENTS

                                                            PART I
Item 1 Business........................................................................................................       1
Item 2 Properties......................................................................................................      10
Item 3 Legal Proceedings...............................................................................................      11
Item 4 Submission of Matters to a Vote of Security Holders.............................................................      11
Item 4A Executive Officers of the Registrant...........................................................................      11
                                                            PART II
Item 5 Market for the Registrants Common Stock and Related Stockholder Matters.........................................      13
Item 6 Selected Consolidated Financial Data............................................................................      14
Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition...........................      15
Item 8 Financial Statements and Supplementary Data.....................................................................      20
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................      20
                                                           PART III
Item 10 Directors and Executive Officers of the Registrant.............................................................      21
Item 11 Executive Compensation.........................................................................................      21
Item 12 Security Ownership of Certain Beneficial Owners and Management.................................................      21
Item 13 Certain Relationships and Related Transactions.................................................................      21
                                                            PART IV
Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................................      22
Signatures.............................................................................................................      23
Index to Financial Statements and Schedule.............................................................................     F-1
Exhibit Index

                              CERTAIN DEFINITIONS
     As used in this Form 10-K "pops" means the Donnelly Marketing Service estimate of the 1994 population of a Metropolitan Statistical Area ("MSA") or Rural Service Area ("RSA") multiplied by a percentage ownership interest in an entity licensed or designated to receive a license by the FCC to construct or operate a cellular telephone system in that MSA or RSA. An MSA or RSA is referred to herein as a "market." The number of pops should not be confused with the current number of users of cellular service and is not necessarily indicative of the number of users of cellular services in the future. "Nonwireline" refers to a company that is not owned by or primarily affiliated with a landline telephone company. A nonwireline license is one of two licenses granted in each cellular market area. "Control markets" refer to all markets in which the Company's current ownership interest is in excess of 50.0% as well as the Wilmington and Jacksonville, North Carolina markets which are jointly controlled by the Company and a subsidiary of GTE Corporation. "Operating Cash Flow" or "EBITDA" refers to the Company's income (loss) from operations before depreciation and amortization. Operating Cash Flow has been used by the Company, in conjunction with external financing, to satisfy debt service obligations and to fund capital expenditures and other operational needs. In addition, certain covenants in the long-term credit facility are based upon calculations using Operating Cash Flow. Operating Cash Flow does not represent and should not be considered as an alternative to net income or operating income as determined by generally accepted accounting principles as an indicator of operating performance.

ITEM 1. BUSINESS
GENERAL
     The Company owns and operates nonwireline cellular telephone systems in the Eastern United States and has been in business since 1984. Based on its 7.5 million aggregate pops as of December 31, 1994, including 400,000 pops under contract as of year-end and acquired in January 1995, the Company believes it is the largest independent operator of solely nonwireline cellular telephone systems in the United States. The Company's 28 control cellular markets are grouped into five operating metro-clusters consisting of the Mid-Atlantic Supersystem and the Florida, Carolinas, New England and West Virginia metro-clusters. The Mid-Atlantic Supersystem, together with the New England metro-cluster, represent over 76% of the Company's pops and are contiguous to four of the nation's seven largest MSAs -- New York, Philadelphia, Baltimore/Washington and Boston.
     The Company has pursued a strategy of forming regional metro-clusters in an effort to provide better service to customers and to achieve marketing and operating efficiencies through economies of scale. This strategy has permitted it to provide a larger area of uninterrupted service as the subscriber travels throughout the region and to expand geographic coverage within a subscriber's home market, which reduces the subscriber's need to use roamer access codes when traveling outside of the home market and, in some cases, eliminates the payment of higher roaming fees. In addition, the Company believes clustering reduces capital and operating costs through technical integration and the sharing of common marketing and sales management. Among other things, this clustering strategy enabled the Company to reduce the number of telephone switching offices that otherwise would be required to operate its markets and to decrease the number of technical and management personnel required to staff its operations.
     The Company's total number of subscribers and operating results have improved in each of the years 1990 through 1994. During the five-year period 1990 to 1994, the number of subscribers in the Company's majority-owned markets grew from 38,900 at the beginning of 1990, to 245,000 at year-end 1994, a compounded annual growth rate of approximately 44%, while the Company's subscriber penetration rate, based on 1994 "pops," increased from 2.34 to 3.56%. Service revenues grew from $46.5 million in 1990 to $146.4 million in 1994, a compounded annual growth rate of 33%. The Company began generating positive Operating Cash Flow in the second quarter of 1991 and Operating Cash Flow grew from $4.4 million in 1991 to $35.9 million in 1994, representing a compounded annual growth rate of 101%. See "Item 6. Selected Consolidated Financial Data", "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition," and "Item 8. Financial Statements and Supplementary Notes and Subscribers."
     The Company's primary objective over the next several years will be to maximize long-term Operating Cash Flow and operating income through a threefold strategy of (i) increasing operating cash flow margins through balanced subscriber and revenue growth and control of selling, general and administrative expenses, (ii) accelerating its cellular network buildout, and (iii) expanding metro-cluster service areas through strategic acquisitions and by maximizing the level of "seamless" coverage available to current and future subscribers. Operating Cash Flow is used by the Company to satisfy its debt service obligations, capital expenditure and other operational needs as well as provide funds for strategic acquisitions and investments. In addition, Operating Cash Flow historically has been used by lenders and the investment community to determine the current borrowing capacity and long-term value of companies in the telecommunications/media industry.
     INCREASING OPERATING CASH FLOW MARGINS. The Company's goal is to continue to improve annual Operating Cash Flow margins by increasing incremental year-to-year subscriber growth, while maintaining stable levels of average monthly revenue per subscriber and controlling the growth of related marketing and selling, general and administrative expenses. The Company has been successful in increasing both the absolute number of subscribers and the annual growth rate of subscribers in each of 1991, 1992, 1993 and 1994 through a combination of an internal sales force targeting business customers and outside distribution channels focused primarily on retail customers and through acquisitions. See "Subscribers." Average monthly revenue per subscriber remained relatively stable decreasing only 1% from 1991 to 1993 compared with an overall industry decline of 24% during the same period. During the year ended December 31, 1994 the Company had a reduction of revenue per subscriber of approximately 8% compared to the same period in 1993 due primarily to the Company's subscriber growth rate exceeding the rate of growth of roaming revenues. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition." The Company attributes its success in stabilizing revenue per subscriber to the design of its monthly rate plans, which offer prepaid minutes at higher fixed monthly charges, and its sales commission structures, which are linked to monthly access fee revenues generated.
     The Company also strives to control the level of selling, general and administrative expenses associated with its increased subscriber and revenue growth. The continuing automation of such high volume processes as billing, credit and
                                       1
collections, and rapid subscriber activations as well as the centralization of back office accounting, engineering and financial service operations resulted in reduced general and administrative expenses as a percentage of service revenues in each of 1991, 1992, 1993 and 1994. Additionally, selling and marketing costs per net new subscriber have declined in each of these years and the Company will work to continue this trend through a highly productive internal sales organization, cost-effective outside distribution channels and sales commissions based upon rate plans and customer retention.
     CELLULAR NETWORK BUILDOUT. Cellular systems are capital intensive, requiring significant levels of investment for equipment, construction and cell site acquisition. As of December 31, 1994, the Company had approximately $184.2 million of installed property and equipment and approximately $16.1 million of construction in progress. Company engineers manage the initial construction and subsequent expansion and modification of each cellular system for which the Company owns a majority interest. The Company believes that this procedure improves its overall system engineering and construction quality and reduces the expense and time required to make and keep a system operational.
     The Company historically has incurred capital expenditures primarily based upon capacity needs in its existing markets resulting from continued subscriber growth. During 1994, the Company initiated a plan to double the number of cell sites in order to increase geographic coverage and provide for additional portable usage in the Company's cellular markets. As a result of this accelerated network buildout and the continued growth of the Company's subscriber base, capital expenditures were $62.6 million during the 1994 and should approximate $130.0 million during 1995.
     INCREASING METRO-CLUSTER SERVICE AREAS. The Company intends to increase its metro-cluster service areas through strategic acquisitions and by maximizing the level of "seamless" coverage available to current and future customers. Seamless coverage permits subscribers, as they travel through the network, to receive calls and otherwise to use their cellular telephones as if they were in their home markets. Through the use of a mobile telephone switching office ("MTSO") serving multiple markets, the Company already has been able to implement such seamless coverage throughout most of its Mid Atlantic Supersystem. The Company will continue to broaden the area of seamless coverage within its networks by implementing switch interconnection plans for MTSOs located in adjoining markets owned by other carriers.
     In addition, the Company has begun to interconnect certain Company MTSOs with switches in large cities like Philadelphia and Boston using "IS-41" technical interfaces. This technical interface, developed by the cellular industry, allows carriers that have a variety of types of equipment to integrate their systems towards the eventual goal of establishing a national seamless network. The Company has integrated its switches into, the North American Cellular Network, which allows the Company's subscribers to place and receive calls automatically in over 3,000 cities throughout the United States.
     The Company also continues to evaluate further consolidation of its ownership in existing cellular markets and acquisitions of new cellular properties in markets that will further expand its metro-clusters. In evaluating acquisition targets, the Company considers, among other things, demographic factors, including population size and density, traffic patterns, cell site coverage and required capital expenditures, including the ability of the target market to utilize existing switching capacity. In pursuing such acquisitions, the Company may exchange interests in nonconsolidated markets for interests in existing or new markets that serve to expand its networks. In December 1994, the Company consummated the acquisition of the Binghamton, New York MSA and the Elmira, New York MSA for an aggregate purchase price of $6.1 million in cash and approximately 1.8 million shares of the Company's Class A Common Stock. In addition, in January, 1995, the Company acquired the Union, Pennsylvania (PA-8) RSA for an aggregate purchase price of $51.3 million in cash. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition."
     NEW OPPORTUNITIES. The Company is also pursuing new opportunities that complement its core cellular business. The Company has entered into a strategic alliance with Geotek Communications, Inc. ("Geotek"), a telecommunications company that is developing a wireless communications network in the United States based on its FHMA digital technology. This alliance primarily consists of a $30 million investment in Geotek common stock with options to purchase additional stock and a five-year agreement pursuant to which the Company will provide management consulting services to Geotek. The Company also has developed a billing and management information system, called Flexcell. The Company has entered into its first contract for Flexcell with American Mobile Satellite Corporation ("AMSC") but has ceased marketing Flexcell to third parties for the remainder of 1995 in order to assure that it can meet the selling needs of the Company and AMSC. See "New Opportunities -- Flexcell".
     INTERNATIONAL INITIATIVES. The Company is actively pursuing opportunities in the development of cellular and other communications systems throughout the world, both directly, through joint ventures with local entities and others, and indirectly through its minority ownership interest in International Wireless Communications, Inc., See "International Initiatives."
                                       2

SUBSCRIBERS
     The Company's customers are primarily business users who utilize the cellular telephone to improve productivity. Historically, the Company's business users were individuals who worked extensively from their cars, in such professions as construction and real estate. As a result of the growing acceptance and the declining cost of portable and transportable phones, as well as the Company's marketing efforts, the Company's business users now are drawn from a wider range of occupations. Business users normally generate more revenues than nonbusiness consumers. While the Company anticipates increasing nonbusiness consumer acceptance of cellular telephone service, business users are expected to generate the majority of the Company's revenues for the foreseeable future.
     The following table sets forth the aggregate number of subscribers in the Company's majority-owned markets at the end of the periods indicated.

                                                                     DECEMBER 31,
QUARTER                                                       1992      1993       1994
First.....................................................   73,300     99,500    150,000
Second....................................................   77,500    107,500    169,000
Third.....................................................   83,100    116,200    190,000
Fourth....................................................   92,300    132,300    245,000

     The incremental subscriber growth and the rate of subscriber growth is set forth in the following table for the periods indicated.

                                                                            1992      1993      1994
Incremental Subscriber Growth...........................................   23,100    40,000    112,700
Rate of Incremental Subscriber Growth...................................    33%       43%        85%

     The following table sets forth the number of subscribers and the penetration percentages in majority-owned markets as of the dates indicated.

                                                                        DECEMBER 31,
                                                    1992                             1993                    1994
                                          NO. OF                           NO. OF                           NO. OF
                                        SUBSCRIBERS    % PENETRATION*    SUBSCRIBERS    % PENETRATION*    SUBSCRIBERS
Mid-Atlantic Supersystem.............      63,000           1.65%           88,400           2.18%          163,600
New England..........................       8,700           1.56            13,000           2.37            23,500
Florida..............................       8,700           1.71            12,100           2.32            18,900
West Virginia........................       8,400           1.49            12,000           2.11            26,400
Carolinas............................       3,300           1.38             6,800           2.82            12,600
                                           92,300           1.62%          132,300           2.34%          245,000
                                       % PENETRATION*
Mid-Atlantic Supersystem.............       3.50%
New England..........................       3.71
Florida..............................       3.54
West Virginia........................       4.24
Carolinas............................       5.17
                                            3.65%

* Based on year-end pops
     Subscriber growth and increased penetration in 1992, 1993 and 1994 was a product of moderate economic recovery in the Company's operating regions, an increase of marketing efforts and productivity by the Company and increasing product awareness. In addition, 1994 subscriber growth was augmented by approximately 14,000 subscribers associated with the acquisition of certain cellular markets.
PRODUCTS AND SERVICES
     The Company's primary line of business is the sale of cellular telephone service. Customers are offered several pricing options combining different monthly access and usage charges and charges for related services. The Company initiated new rate plans in 1991 with higher monthly access charges and greater numbers of prepaid minutes of usage. For example, in several of the Company's markets, the lowest rate plan offered has increased from a $7.50 per month access charge with no prepaid minutes of usage to a $24.95 per month charge, which includes 30 prepaid minutes of usage.
     This pricing strategy was designed to stabilize the Company's revenues by increasing the portion of revenues from monthly access charges. Business usage typically drops in the winter months of December, January and February when people spend less time in their cars and in months with holidays and fewer business days. The Company believes that the rate
                                       3
structure has reduced this seasonality and has stabilized revenue per subscriber by encouraging increased usage through offering a higher number of prepaid minutes at an overall lower cost per minute.
     The Company has entered into agreements with other cellular companies that allow its subscribers to roam in all 306 MSAs and a large majority of the 428 RSAs throughout the country. Roaming allows the Company's subscribers to be pre-registered in cellular systems outside the Company's operating regions and to receive service while they are outside their home systems for a usage charge and an additional daily fee in most cases. The Company provides regional service among its own contiguous markets, such as those within the Mid-Atlantic Supersystem. Utilizing this regional service a customer can conveniently place and receive calls throughout the network without any additional daily fee and often at the same incremental rate per minute as in his or her home market. In certain adjacent cellular markets not owned by the Company, similar regional pricing has been made available through the Company to its subscribers. In many instances, the Company charges its customers who roam into adjacent cellular markets at rates consistent with those rates it charges in its own markets rather than passing through higher roaming rates customarily charged by many cellular carriers. This billing practice, while creating a marketing advantage by providing the customer with a broader virtual service area, has caused the Company to incur increased net costs related to providing these services. The rapid subscriber growth that has occurred in the past year has made this larger virtual service area available to significantly more customers, which has caused greater net costs to be incurred by the Company. The Company is continuing its efforts to reduce these costs through the continued negotiation of more favorable roaming agreements with both wireline and nonwireline cellular service providers. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition."
     The Company sells and rents cellular equipment to its customers in order to encourage use of its services. Losses on cellular equipment reflect the Company's continued practice of selling telephones at or below cost in response to competitive pressures as well as the Company's increased subscriber growth. The Company offers a subscriber equipment rental program that many subscribers have found to be an economical means of acquiring the use of cellular equipment. Under the terms of the rental program, subscribers obtain the use of a cellular telephone for a monthly charge. Although the Company retains ownership of this equipment, the subscribers have the option to purchase their cellular telephones at any time during the rental period. The Company often utilizes a promotion under which the first year's rental charge is waived when the subscriber agrees to a one-year service contract.
     WIRELESS DATA SERVICES. The Company is exploring additional revenue sources such as wireless data services for delivery over its existing cellular networks. During 1993, the Company and other cellular carriers participated in the United States' first nationwide cellular data service for United Parcel Service ("UPS"). This service allows UPS drivers, who record package tracing information on an electronic clipboard, to send the information over the networks of cellular carriers through the country, including the Company's networks, to UPS's private network and ultimately to UPS's mainframe computers.
     Currently certain cellular operators have formed a consortium to test packet-switching technology, which may create significant new opportunities in the wireless data market. Packet-switching technology is designed to allow data to be transmitted much more efficiently than the current circuit-switching technology. Packet-switching uses the intervals between voice traffic on cellular channels to send packets of data, instead of tying up dedicated cellular channels. The packets of information, which may be transmitted using several different channels, are reassembled and directed to the correct party at the receiving end. It is expected that the development of this technology will make it possible for cellular carriers to offer a broad range of cost-effective wireless data services, including fax and electronic mail transmissions and communications between laptop units and local area networks or other computer databases. The Company anticipates that it may begin offering data transmission services using packet-switching technology in its larger markets during 1996. MARKETING
     The Company coordinates the marketing strategy for each cellular system in which it owns a majority interest. In marketing its service, the Company stresses that cellular telephones are affordable, easy to use and produce immediate and direct benefits to subscribers, including increased productivity and convenience. The Company also emphasizes its customer service orientation. See "Customer Service." Like the nonwireline licensees in many other markets, the cellular systems controlled by the Company conduct business under the service mark Cellular One(Register mark), which is licensed by the Cellular One Group at reasonable cost to nonwireline cellular licensees in an effort to reinforce consumer identification. The Company owns a minority interest in the Cellular One Group and therefore has input into business decisions regarding the use of this service mark.
                                       4

     As of December 31, 1994, the Company's sales force consisted of approximately 300 sales and administrative employees and approximately 500 independent agents. Each sales employee and independent agent solicits cellular customers exclusively for the Company. The Company's direct sales force focuses on business users. Since 1991, these sales employees have been compensated on a base salary plus commission basis. The Company believes that this compensation structure has provided a more stable and efficient sales force and reduces incremental marketing costs per new subscriber.
     Marketing and selling costs per net subscriber addition decline substantially under this compensation structure, particularly when the volume of activations is high. In 1992, 1993 and 1994 marketing and selling expenses per net subscriber addition, including net loss on cellular equipment, was $799, $629 and $493, respectively. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition."
     In order to maintain a knowledgeable, customer-oriented sales force, the Company developed and administers its own sales training program designed to educate the sales representatives for its markets. The Company believes that by offering a core curriculum of mobile technologies, cellular equipment prospecting, sales techniques, and the customer service process, its sales representatives are able to address existing and potential customer needs in a professional, knowledgeable and productive manner. As a result, it is believed that this sales training contributes to building a subscriber base more quickly and attracting subscribers who will produce high service revenues.
     The Company also maintains a telemarketing program. This program is intended to aid the Company by providing sales follow-up and support, securing additional and better qualified sales referrals, upgrading existing subscribers to higher access rate plans and promoting new custom-calling features.
     The Company's agents are independent contractors, either in the business of selling or servicing cellular telephones exclusively or engaged in businesses whose customers are likely to become cellular subscribers. Examples of the latter are new car dealers, electronics stores and car stereo companies. CUSTOMER SERVICE
     The Company has devoted substantial resources to insuring consistently high quality customer service. The Company spends approximately $3 million annually for this purpose. Several customer service operations are centralized in the Company's Greensboro headquarters. The central customer service department is open 24 hours daily, including weekends and holidays, and handles all customer service inquiries. Customer service personnel are trained in certain core competencies such as general mobile technology, available cellular equipment, roaming and cellular billing. The Company believes that this training provides these employees with the requisite knowledge to handle customer inquiries quickly and competitively, resulting in greater customer satisfaction. This training, which was developed and is administered by the Company, requires employees to demonstrate competency through testing.
     The Company has developed a billing and management information system, Flexcell(tm), which it believes provides several service advantages to its customers. Customer service representatives are able to access current billing information quickly in order to handle customer inquiries promptly. In addition, this computerized system collects and integrates customer related data from various Company operations such as sales and marketing into a single database. Using this database, service calls are systematically analyzed each month to proactively address key customer issues. The customer database also provides the basis for customer satisfaction information. The Company has entered into a contract to provide billing software and support to American Mobile Satellite Corporation, but has ceased marketing Flexcell to third parties for the remainder of 1995 in order to assure that it can meet the selling needs of the Company and American Mobile Satellite Corporation. See "New
Opportunities -- Flexcell(tm)".
     To supplement the Company's customer service operation, the Company's telemarketing group contacts customers on a regular basis to determine customer satisfaction with the Company's service in order to identify problems that can lead to subscriber cancellations. The Company also recently developed an integrated feature, called "Rapid Activation," designed to reduce dramatically the time to activate service for a new customer. Rapid Activation now allows the Company to perform a credit check, complete order entry and activate a cellular subscriber in approximately five minutes. Previously, this process consumed approximately one hour.
     To ensure quality installation and customer satisfaction, the Company has established its own installation repair centers in most of its markets. These Cellular One installation/repair centers provide one-stop shopping for the Company's customers and better enable the Company to control installation quality and scheduling and inventory levels. These centers are also authorized to perform warranty repair work for mobile-telephone manufacturers.
                                       5

CELLULAR TELEPHONE INDUSTRY
     Cellular telephone service is a form of telecommunications capable of high quality, high capacity mobile and portable telephone services. Cellular systems are engineered so that a service area is divided into multiple cells approximately four to 10 miles in radius. Each cell contains a relatively low power transmitter, a receiver and signaling equipment (the base station). The base station in each cell is connected by microwave or telephone line to the MTSO. The MTSO controls the automatic transfer of calls from cell to cell as a subscriber travels, coordinates calls to and from a mobile unit, allocates calls among the cells within the system, and connects calls to the local landline telephone system or to a long-distance telephone network. Each conversation in a cellular system involves a radio transmission between a subscriber unit and a base station and the transmission of the call between the base station and the MTSO.
     The MTSO and base stations periodically monitor the signal strength of calls in progress. The signal strength of the transmission between a subscriber unit and the base station in any cell declines as the mobile unit moves away from the base station. When the signal strength of a call declines to a predetermined level, the switching station hands off the call in a fraction of a second to the base station of another cell where the transmission strength is greater. If the subscriber unit leaves the service area of the cellular system, the call is disconnected unless an appropriate IS-41 technical interface has been established with the adjacent system.
     The FCC has allocated the cellular telephone systems frequencies in the 800 MHz band of the radio spectrum. Each of the two licenses in a cellular market is assigned 416 frequency pairs. Each conversation on a cellular system occurs on a pair of radio talking paths, thus providing full duplex (i.e., simultaneous two-way) service. Two distinguishing features of cellular telephone systems are:
(i) frequency reuse, enabling the simultaneous use of the same frequency in two adequately separated cells, and (ii) call hand-off. A cellular telephone system's frequency reuse and call hand-off features result in highly efficient use of available frequencies and enable cellular telephone systems to process more simultaneous calls and service more users over a greater area than conventional mobile telephone systems.
     A cellular telephone system's capacity can be increased in various ways. Within certain limitations, increasing demand may be met by simply adding available frequency capacity to cells as required or, by using directional antennas, dividing a cell into discrete multiple sectors or coverage areas, thereby facilitating frequency reuse in other cells. Furthermore, an area within a system may be served by more than one cell through procedures that utilize available channels in adjacent cells. When all possible channels are in use, further growth can be accomplished through a process called "cell splitting." Cell splitting entails dividing a single cell into a number of smaller cells serviced by lower-power transmitters, thereby increasing the reuse factor and the number of calls that can be handled in a given area. Expected digital transmission technologies will provide cellular licensees with additional capacity to handle calls on cellular frequencies.
     Because of the present state of technology and assigned spectrum, there are limits to the number of signals that can be transmitted simultaneously in a given area. In highly populated MSAs, the level of demand for mobile and portable service is often large in relation to the existing capacity of most systems. Based on the demographics of its markets, the Company does not anticipate that the provision of mobile and portable service within its networks will require as large a proportion of the systems' capacities. Therefore, the Company's systems will have more capacity with which to pursue data applications and other expanded cellular services, which may enhance revenue and limit market opportunities for competitive mobile data systems.
     All cellular telephones are designed to be compatible with cellular systems in all market areas within the United States so that a cellular telephone may be used wherever a subscriber is located. Changes of cellular telephone numbers or other technical adjustments to mobile units by the manufacturer or local cellular telephone service businesses are generally required to enable the subscriber to change from one cellular service provider to another within a service area. Cellular system operators may provide service to subscribers from other cellular systems temporarily located in, or traveling through, their service area. The cellular system providing service to the roamer generally receives 100% of the revenues from such service.
     The cellular mobile telephone services available to customers and the sources of revenue available to a system operator are similar to those available with standard home and office telephones. For example, cellular systems can offer a variety of features, including call forwarding, call waiting, conference calling, voice message and retrieval, and data transmission. Because cellular systems are fully interconnected with the landline telephone network, subscribers can receive and originate both local and long distance calls from their cellular telephones. The subscribers generally are charged separately for monthly access, air time, toll calls and custom calling features.
                                       6

     Cellular telephone systems operate under interconnection agreements with various local exchange carriers ("LECs") and interexchange (long distance) carriers ("IXCs"). The interconnection agreements establish the manner in which the cellular telephone system integrates with other telecommunications systems. The cellular operator and the local landline telephone company must cooperate in the interconnection between the cellular and landline telephone systems to permit cellular subscribers to call landline subscribers and vice versa. The technical and financial details of such interconnection arrangements are subject to negotiation and vary from system to system.
     There are a number of recent technical developments in the cellular industry. Currently, while most of the MTSOs process information digitally, the radio transmission of cellular telephone calls is done predominantly on an analog basis. Digital technology offers advantages, including improved voice quality, larger system capacity, and perhaps lower incremental costs for additional subscribers. The conversion from analog to digital radio technology is expected to be an industry-wide process that will take a number of years. The cellular equipment currently employed by the Company in its systems is "digital ready" and can work in either an analog or digital mode. As a result, the Company should be able to transition from analog to digital mode with minimal expense. However, the specific timing and costs of such a conversion are yet unknown.
COMPETITION
     WIRELINE COMPETITION. The cellular telephone business is a regulated duopoly. The FCC awards only two licenses in each market (although certain markets have been subdivided as a result of voluntary settlements), one to a nonwireline company and one to a wireline company, which is usually the local telephone company or affiliate. Each licensee has the exclusive grant of a defined frequency band within each market. The primary competition, therefore, for the Company's cellular service in any market will come from the wireline licensee in that market. Competition is principally on the basis of services and enhancements offered, the technical quality of the system, the quality and responsiveness of customer service and price.
     In the Company's control markets, its competitors are affiliates of the following companies:

MARKET                                                                                 COMPETITOR
Allentown, PA                                                 Bell Atlantic Mobile Systems, Inc. (1)
Wilkes Barre/Scranton, PA                                     Independent Cellular Network, Inc.
Harrisburg, PA                                                Sprint Cellular
Lancaster, PA                                                 Sprint Cellular
York, PA                                                      Sprint Cellular
Reading, PA                                                   Bell Atlantic Mobile Systems, Inc. (1)
Williamsport, PA                                              U.S. Cellular
State College, PA                                             Independent Cellular Network, Inc.
Wayne, PA (PA-5 RSA)                                          Independent Cellular Network, Inc.
Mifflin, PA (PA-11 RSA)                                       Bell Atlantic Mobile Systems, Inc. (1)
Lebanon, PA (PA-12 RSA)                                       Sprint Cellular
Chambersburg, PA (PA-10 East RSA)                             Sprint Cellular
Union, PA (PA-8 RSA) (2)                                      U.S. Cellular Corp.
Altoona, PA                                                   Independent Cellular Network, Inc.
Orange County, NY                                             NYNEX Mobile Comunications (1)
Binghamton, NY                                                Rochester Telephone/NYNEX (1)
Elmira, NY                                                    Rochester Telephone/NYNEX (1)
Huntington, WV                                                Independent Cellular Network, Inc.
Charleston, WV                                                Independent Cellular Network, Inc.
Jackson, WV (WV-l East RSA)                                   Bell Atlantic Mobile Systems, Inc. (1)
Pensacola, FL                                                 GTE/Contel Cellular, Inc.
Fort Walton Beach, FL                                         Sprint Cellular
Myrtle Beach, SC (SC-5 RSA)                                   BellSouth Mobility, Inc.
Wilmington, NC (3)                                            Sprint Cellular
Jacksonville, NC (3)                                          Sprint Cellular
Portland, ME                                                  NYNEX Mobile Communications (1)
Portsmouth, NH                                                Saco River Cellular, Inc.
Washington, ME (ME-4 RSA)                                     U.S. Cellular Corp.

(1) Bell Atlantic Mobile Systems, Inc. and NYNEX Mobile Communications have announced plans to combine their properties.
(2) Acquired in January 1995.
(3) Jointly controlled through the Company's 50% ownership of a joint venture with GTE.
                                       7

     COMPETITION FROM OTHER TECHNOLOGIES. Several recent FCC initiatives indicate that the Company is likely to face greater competition in the future. The FCC has licensed ESMR system operators to construct digital mobile communications systems on existing ESMR frequencies in many metropolitan areas throughout the United States. When constructed, these multi-site configuration systems will offer interconnected mobile telephone service and are expected to compete with the Company's cellular service. One such operator, NEXTEL Communications, Inc., initiated services in the Los Angeles metropolitan area in the spring of 1994 and has announced plans to initiate service in numerous metropolitan areas including Philadelphia, Washington, D.C. and Boston during 1995 and 1996. At this time, the Company is unable to predict the extent to which NEXTEL or other ESMR system operators will offer competitive services to cellular either in the Company's markets or in adjacent metropolitan cities.
     In June 1994, the FCC allocated radio frequency spectrum for broadband PCS. Pursuant to the FCC's decision, six new licenses will be granted: three 30 MHz blocks and three 10 MHz blocks. By comparison, the two cellular carriers in each market currently have 25 MHz of spectrum each. Two of the 30 MHz licenses, the A and B blocks, will authorize the holders to provide service in one of 51 geographic market areas covering the United States referred to as Major Trading Areas (MTAs). The remaining 30 MHz license and each of the three 10 MHz licenses will cover one of 492 Basic Trading Areas, which represent smaller areas within the MTAs. The rules adopted by the FCC permit a licensee to acquire up to 40 MHz in a single service area. The rules do not restrict cellular licensees from participating in PCS in areas outside of their cellular service areas, although cellular licensees (defined as entities owning more than 20% of a cellular system) are only permitted to obtain 10 MHz PCS blocks in their cellular service areas in which they cover 10% of the population.
     The FCC is using competitive bidding procedures to award PCS licenses and has adopted rules requiring simultaneous multiple round auctions for licenses. Auctioning of both the A and B block 30 MHz MTA licenses has been completed, although the FCC is not expected to issue licenses for several months. Dates have not been set for the remaining blocks, but are expected to occur in the second half of 1995, or in 1996, depending upon pending legal challenges to the remaining 30 MHz designated entity block. The Company expects that certain PCS services may be competitive with the Company's cellular service; however, the exact nature of those services, and the timing of when those services might be offered are not presently known by the Company at this time.
     The Company is currently evaluating the opportunities that PCS might provide in its markets that could not be presently provided through existing spectrum allocated to the Company through its cellular licenses. Based upon the results of these studies, the Company may choose to participate in the upcoming auction process for the remaining PCS licenses.
     Continuing technological advances in the communications field make it difficult to predict the extent of future competition to cellular systems. REGULATION OF CELLULAR SYSTEMS
     FEDERAL REGULATION. The construction and operation of cellular systems in the United States are regulated by the FCC pursuant to the Communications Act of 1934, as amended (the Communications Act). The FCC has promulgated regulations governing the construction and operation of cellular systems, the licensing and administrative appeals process, purchase and sale of interests, and the technical standards for the provision of cellular telephone service. The FCC also regulates coordination of proposed frequency usage, height and power of base station transmitting facilities and types of signals emitted by such stations. In addition, the FCC has the authority to regulate certain aspects of the business operations of cellular systems. The FCC has declined to regulate the price and terms of offerings to the public. These rules and regulations, together with other applicable rules and regulations promulgated by the FCC, are referred to herein as the FCC rules.
     The FCC established 734 discrete geographically defined market areas comprising 306 MSAs and 428 RSAs for initial licensing. In each market the FCC awarded up to two licenses authorizing the use of radio frequencies for cellular telephone service. Changes in a licensee's network plan considered by the FCC to be major (generally, changes in the proposed service area) must be approved in advance by the FCC. Changes not considered to be major, such as changes in cell site locations that do not result in any enlargement of the service area, are authorized by notification to the FCC.
     The Company has obtained FCC operating authority for each of its systems. Upon commencement of operation, an initial operating license is granted for a period of ten years from the date of grant of the construction permit and is renewable upon application to the FCC for additional periods of ten years.
     Five years after the initial licenses are granted, unserved areas within markets previously granted to licensees may be applied for by both wireline and nonwireline entities and by third parties. The FCC has rules that govern the procedures for filing and granting such applications and has established requirements for constructing and operating systems in such areas.
                                       8

In addition to regulation by the FCC, cellular systems are subject to certain Federal Aviation Administration tower height regulations respecting the siting and construction of cellular transmitter towers and antennas.
     The Communications Act prohibits the issuance of a license to, or the holding of a license by, any corporation of which any officer or director is a non-U.S. citizen or of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country. The Communications Act also prohibits the issuance of a license to, or the holding of a license by, any corporation directly or indirectly controlled by any other corporation of which any officer or more than 25% of the directors are non-U.S. citizens or of which more than 25% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or representative thereof, or by any corporation organized under the laws of a foreign country, although the FCC has the power in appropriate circumstances to waive these restrictions. The FCC has interpreted these restrictions to apply to partnerships and other business entities as well as corporations, subject to certain modifications. Failure to comply with these requirements may result in denial or revocation of licenses.
     STATE REGULATION AND LOCAL APPROVALS. Following the grant of an FCC construction permit to an applicant, and prior to the commencement of commercial service (prior to construction in certain states), the permittee must also obtain any necessary approvals from the appropriate regulatory bodies in certain of the states in which it will offer cellular service. In 1981, the FCC preempted the states from exercising jurisdiction in the areas of licensing, technical standards and market structure. More recently, the FCC ordered states to cease regulating cellular rates on August 10, 1994, unless the state (i) has regulated such rates and applies to the FCC to continue doing so, and the FCC agrees, or (ii) determines that cellular carriers are not engaged in meaningful competition, applies to the FCC and the FCC agrees. Currently, six states have applied to the FCC seeking continued rate regulation authority, including New York in which the Company will operate three markets after consummation of pending acquisitions. While such regulation affects the manner in which the Company conducts its business, it should not place it at a competitive disadvantage with other cellular providers.
     The siting and construction of the cellular transmitter towers, antennas and equipment shelters may be subject to state or local zoning, land use and other local regulation. Before changes to a system can be put into commercial operation, a licensee must obtain all necessary zoning and building permit approvals (zoning approvals) for cell sites and switching locations and secure state certification if still applicable, and, if needed, tariff approvals. The time needed to obtain zoning approvals and the requisite state permits varies from market to market and state to state. There can be no assurance that any state or local regulatory requirements currently applicable to the Company's systems may not be changed in the future or that applicable regulatory requirements will not be adopted in those states and localities that currently have none.
     LICENSE RENEWAL. The FCC has established rules and procedures to process cellular renewal applications filed by existing carriers and the competing applications filed by renewal challengers. Subject to one exception discussed below, the renewal proceeding is a two-step hearing process. The first step of the hearing process is to determine whether the existing cellular licensee is entitled to a renewal expectancy, and otherwise remains basically qualified to hold a cellular license. Two criteria are evaluated to determine whether the existing licensee will receive a renewal expectancy. The first criterion is whether the licensee has provided "substantial" service during its past license term, defined as service which is sound, favorable and substantially above a level of mediocre service which minimally might justify renewal. The second criterion requires that the licensee must have substantially complied with applicable FCC rules and policies and the Communications Act. Under this second criterion, the FCC determines whether the licensee has demonstrated a pattern of compliance. The second criterion does not require a perfect record of compliance, but if a licensee has demonstrated a pattern of noncompliance it will not receive a renewal expectancy. If the FCC grants the licensee a renewal expectancy during the first step of the hearing process and the licensee is basically qualified, its license renewal application will be automatically granted and any competing applications will be denied. If however, the FCC denies the licensee's request for renewal expectancy, the licensee's application will be comparatively evaluated under specifically enumerated criteria with the applications filed by competing applicants.
     The exception to the two-step renewal hearing process allows a competing applicant proposing to provide service that far exceeds the service presently being provided by the incumbent licensee to request a waiver of the two-step process. If the waiver request is granted, the FCC will hold only a comparative hearing, i.e., it will not make a threshold determination in the first instance as to whether the incumbent licensee is entitled to a renewal expectancy.
     The Company filed its first renewal application in August 1994, with renewal filings for its remaining markets ranging from 1995 to 2003. The Company has no reason to believe that a renewal expectancy will not be granted for each of its control markets.
                                       9

NEW OPPORTUNITIES
     FLEXCELL(tm). The Company has developed a billing and management information system, Flexcell(tm), which the Company believes provides greater speed, capacity and flexibility than most similar generally available systems. Flexcell(tm) is currently being used to bill the Company's 245,000 cellular subscribers as of December 31, 1994. The Company has entered into its first contract with American Mobile Satellite Corporation (AMSC), an unrelated third party, to provide billing software, custom development and support but the Company does not intend to market Flexcell to additional third parties, for at least the remainder of 1995. AMSC has an FCC license to provide satellite telecommunications services. Flexcell will be used by AMSC in all aspects of its customer service and billing functions. The total value of the transaction is approximately $7 million, to be recognized during the seven-year term of the contract. The contract obligates the Company to provide its core software product together with certain custom enhancements and maintenance to the product during the contract period.
     GEOTEK. In February 1994, the Company purchased for $30 million from Geotek
2.5 million shares of Geotek common stock and options to invest up to $167 million for an aggregate of 10 million additional shares. Geotek is a telecommunications company that is developing a wireless communications network in the United States based on its FHMA(tm) digital technology. Geotek's common stock is traded on the NASDAQ National Market System.
     The options purchased by the Company were issued in three series as follows: (i) Series A for 2 million shares at $15 per share, (ii) Series B for 2 million shares at $16 per share and (iii) Series C for 3 million shares at $17 per share and 3 million shares at $18 per share. All options are exercisable immediately and expire at various dates over the next several years. The Company has also entered into a five-year management consulting agreement to provide operational and marketing support to Geotek in exchange for 300,000 shares of Geotek common stock per year. However, should any portion of the Series A, B or C options expire, the management consulting agreement is immediately terminated. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition."
     The objectives of the Company's investment include assisting Geotek to exploit the commercial application of its FHMA(tm) technology by providing support in the areas of network engineering and buildout, customer care, marketing and many of the administrative functions required of a wireless communications service provider. In addition, the Company believes that its investment in and strategic alliance with Geotek will allow it to realize administrative and technical synergies which will serve the customers of both companies, gain access to potential wireless subscribers in the major population centers of the Northeast where the Company does not currently provide wireless service, and gain access to technologies developed by Geotek that may offer future wireless applications. The Company also believes that having an investment interest in Geotek at predetermined prices over the next several years provides a significant potential return as Geotek completes the buildout of its systems and begins commercial operation. The investment also allows the Company and Geotek to work together to explore international wireless opportunities.
INTERNATIONAL INITIATIVES
     The Company believes that foreign markets offer significant opportunities for wireless communications suppliers because of the limited availability of traditional landline telephone systems in many countries and the increasing demand for communications services. The Company's strategy is to pursue opportunities in the international arena as they arise without diverting the Company's financial and personnel resources from its primary business. Accordingly, the Company has pursued such opportunities through joint ventures with local entities and others and its investment in International Wireless Communications, Inc. (IWC). The Company currently owns a 19.9% equity interest in IWC and holds a right to purchase an additional 15%. While several wireless communications license applications are pending and certain licenses are granted in which the Company has an interest, through joint ventures or through IWC, the Company currently does not have an ownership in any significant operations. There is no assurance that the Company's international activities will prove successful.
EMPLOYEES
     As of December 31, 1994, the Company had approximately 1050 full-time employees, including approximately 300 employees associated with its direct sales force. None of those employees are represented by a labor organization. Management considers its employee relations to be good.
ITEM 2. PROPERTIES
     The Company owns or leases certain properties in addition to the interests in cellular licenses presently owned by the Company. The Company leases its principal executive offices located in Greensboro, North Carolina, consisting of approximately 66,000 square feet of office space. The rental payments at this facility are fixed over five years except for escalations
                                       10
to cover certain related costs such as property taxes and maintenance. The Company also currently owns or leases an aggregate of approximately 120,000 square feet of office and retail space in its operating cellular markets. In addition, the Company either owns or leases under long-term contracts 200 cell site locations and seven cellular switch locations.
ITEM 3. LEGAL PROCEEDINGS
     In June, 1989, an action was commenced by 17 plaintiffs in the United States District Court for the District of Columbia alleging that they were partners in the San Juan Cellular Settlement Partnership (SJCSP) and asserting claims against the Company and two of its officers. SJCSP was a partnership that was the tentative selectee for a construction permit for a nonwireline cellular telephone system in San Juan, Puerto Rico. Ultimately, SJCSP dismissed its application as part of the settlement of a challenge to the award of the San Juan construction permit to SJCSP. Plaintiffs alleged that two officers of the Company, acting for the Company, were involved in the negotiation of the aforementioned settlement. Plaintiffs asserted one claim for fraud and one for breach of fiduciary duty, each against all three defendants. The plaintiffs alleged that the defendants bargained away the SJCSP interest in the San Juan market for less than its full value in order to obtain for the Company the rights to certain other cellular systems. Plaintiffs sought judgment against the defendants, jointly and severally, in the amount of $49 million for compensatory damages, $50 million for punitive damages and the imposition of a constructive trust for the benefit of the plaintiffs on the Company's interests in the nonwireline cellular systems serving Reading, York and Lancaster, Pennsylvania, as well as costs and other relief as the court may deem proper.
     The Company has settled with all of the plaintiffs. The financial impact of the settlements is not material to the Company. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition."
     The only other legal proceedings pending against the Company or any of its subsidiaries are routine filings with the FCC and state regulatory authorities and customary regulatory proceedings pending in connection with acquisitions and interconnection rates and practices, proceedings concerning the telecommunications industry generally and other proceedings which management believes, even if resolved unfavorably to the Company, would not have a materially adverse effect on the Company's business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters that were submitted to a vote of security holders of the Company during the quarter ended December 31, 1994.
ITEM 4 A. EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth certain information about each of the Company's executive officers:

NAME                          AGE                         POSITION
Stuart S. Richardson          47      Chairman of the Board of Directors
Haynes G. Griffin             47      President, Chief Executive Officer, Director
L. Richardson Preyer, Jr.     46      Executive Vice President, Treasurer, Vice
                                        Chairman of the Board of Directors
Stephen R. Leeolou            39      Chief Operating Officer, Secretary, Director
Stephen L. Holcombe           38      Senior Vice President, Chief Financial Officer
Richard C. Rowlenson          45      Senior Vice President, General Counsel
Timothy G. Biltz              36      Senior Vice President, -- Marketing and Customer
                                        Service
S. Tony Gore, III             47      Senior Vice President, -- Acquisitions and
                                        Corporate Development
Dennis B. Francis             42      Senior Vice President of Technical Services

     Stuart S. Richardson has been a director since 1985 and was elected Chairman of the Board of Directors in 1986. Since 1985, Mr. Richardson has been an executive, presently Vice Chairman of the Board, of Piedmont Management Company, Inc., a public holding company that owns the Reinsurance Company of New York and Lexington Management Corporation, a diversified financial services company. Mr. Richardson is the former Chairman of the Board of
Richardson -- Vicks, Inc. Mr. Richardson's second cousin, L. Richardson Preyer, Jr., and Mr. Preyer's father, L. Richardson Preyer, Sr. are also directors.
     Haynes G. Griffin is President and Chief Executive Officer, a director and a co-founder of the Company. Mr. Griffin is a member of the Boards of Directors of Piedmont Management Company, Inc., a public holding company and of Geotek
                                       11

Communications, Inc. Mr. Griffin currently serves on the United States Advisory Council on the National Information Infrastructure. He is the past Chairman of the Cellular Telecommunications Industry Association.
     L. Richardson Preyer, Jr. is Vice Chairman of the Board, Executive Vice President, Treasurer and co-founder of the Company. Mr. Preyer serves as Administrative Trustee of Piedmont Associates and Southeastern Associates, investment partnerships.
     Stephen R. Leeolou is Executive Vice President, Chief Operating Officer, Secretary, a director and co-founder of the Company. Prior to joining the Company, from 1983 to 1984, Mr. Leeolou was President and Secretary of Caro-Cell Communications, Inc., and from 1978 to 1983 was a television news anchorman with three successive network-affiliated stations.
     Stephen L. Holcombe is Senior Vice President and Chief Financial Officer of the Company. From 1978 to 1985, Mr. Holcombe served in various positions with KPMG Peat Marwick and was a senior audit manager when he left to join the Company in 1985. Mr. Holcombe is a member of the North Carolina Association of Certified Public Accountants.
     Richard C. Rowlenson is Senior Vice President and General Counsel of the Company. From 1975 until joining the Company in 1987, Mr. Rowlenson was engaged in the practice of communications law in Washington, D.C. Mr. Rowlenson is a member of the Federal Communications Bar Association.
     Timothy G. Biltz joined the Company as Vice President -- Marketing and Customer Service in August 1989 and was promoted to Senior Vice President in November 1990. Prior to joining the Company, Mr. Biltz was Regional Manager for Providence Journal Cellular Management Services, Inc. in Raleigh, N.C. from 1987 to 1989, and was responsible for the development of regional marketing and operations programs for several operating markets.
     S. Tony Gore, III is a Senior Vice President of Acquisitions and Corporate Development. He is presently a task force member of the North Carolina International Commission on Economic Development. Prior to joining the Company in 1985, Mr. Gore was Chief Executive Officer of Atlantic Coast Entertainment Systems, Inc.
     Dennis B. Francis joined the Company as Director of Technical Services in September 1992 and was promoted to Vice President in 1993 and Senior Vice President in 1995. Prior to joining the Company, Mr. Francis was with Southwestern Bell Mobile Systems for nine years, most recently as Vice President of Network Operations for the Washington/Baltimore cellular system.
                                       12

                                    PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS PRICE RANGE OF COMMON STOCK

                                                                                             1994                  1993
                                                                                        HIGH      LOW         HIGH      LOW
First Quarter.......................................................................   $22.66    $18.16       18.33     13.67
Second Quarter......................................................................    23.66     18.66       18.17     14.00
Third Quarter.......................................................................    29.00     21.66       20.00     17.33
Fourth Quarter......................................................................    29.13     23.50       23.33     18.75

     The high and low last sale prices are as reported by the NASDAQ National Market System. On March 15, 1995, there were approximately 1,180 shareholders of record.
     As discussed in Note 4 to the Consolidated Financial Statements and Management's Discussion and Analysis, the agreements related to the Company's long-term revolving credit facility limit the payment of cash dividends on common stock. The Company has not paid any cash dividends on its common stock since its inception.
                                       13

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                      1994        1993        1992        1991        1990
Income Statement Data:
  Revenues:
     Service fees (1)............................................   $146,417    $ 98,960    $ 72,791    $ 56,347    $ 46,483
     Cellular telephone equipment revenues.......................     18,529       9,929       5,999       4,837       9,947
     Other.......................................................      3,055         175          --          --         858
                                                                     168,001     109,064      78,790      61,184      57,288
  Costs and expenses:
     Cost of service.............................................     21,008      14,461      11,044       6,992       9,809
     Cost of cellular telephone equipment........................     29,933      13,410       7,579       6,314      11,136
     General and administrative..................................     44,019      34,218      29,334      29,578      32,053
     Marketing and selling.......................................     37,102      21,693      16,877      13,867      14,332
     Other.......................................................         --          --          --          --       2,198
     Depreciation and amortization (2)...........................     24,073      25,160      22,100      19,112      14,449
                                                                     156,135     108,942      86,934      75,863      83,977
  Income (loss) from operations..................................     11,866         122      (8,144)    (14,679)    (26,689)
  Net gains (losses) on dispositions (3).........................       (339)       (657)     (2,655)        480      16,709
  Interest expense...............................................    (22,126)    (15,389)    (16,177)    (19,292)    (19,754)
  Other, net.....................................................     (3,193)        795          13         469          63
  Loss before minority interests.................................    (13,792)    (15,129)    (26,963)    (33,022)    (29,671)
  Minority interests.............................................       (153)       (154)        304         309         359
  Net loss before extraordinary item.............................    (13,945)    (15,283)    (26,659)    (32,713)    (29,312)
  Extraordinary loss on exstinguishment of debt (4)..............     (8,402)     (3,715)         --          --          --
  Net loss.......................................................   $(22,347)   $(18,998)   $(26,659)   $(32,713)   $(29,312)
  Net loss per share before extraordinary item (5)...............   $  (0.36)   $  (0.40)   $  (0.72)   $  (0.96)   $  (0.95)
  Net loss per share (5).........................................      (0.58)      (0.50)      (0.72)      (0.96)      (0.95)
  Weighted average number of common shares
     outstanding (5).............................................     38,628      38,038      37,110      34,053      30,955
Other Data:
  Capital expenditures...........................................   $ 62,632    $ 21,009    $ 18,243    $ 16,542    $ 37,449
  Operating Cash Flow (EBITDA) (6)...............................     35,939      25,282      13,956       4,433     (12,240)
  Total subscribers in majority owned markets at
     period end..................................................      245.0       132.3        92.3        69.2        54.8
                                                                                          DECEMBER 31,
                                                                      1994        1993        1992        1991        1990
Balance Sheet Data:
  Working capital (deficiency)...................................   $ (1,778)   $  4,696    $ (1,185)   $  7,854    $  1,384
  Property and equipment, net....................................    120,325      71,716      72,026      74,581      75,767
  Total assets...................................................    431,711     284,429     251,820     255,810     236,906
  Long-term debt (including current portion).....................    348,649     238,153     199,712     184,827     200,213
  Shareholders' equity...........................................     39,207      21,898      30,265      51,669       9,295

(1) In 1994, in order to conform to industry practice, the Company reclassified certain pass-through items previously recognized as service revenue to offset the related cost of service expenses. These reclassified items relate to charges associated with the Company's subscribers roaming into adjacent cellular markets. Appropriate reclassifications have been made in each period presented.
(2) Effective January 1, 1994, the Company changed its depreciation period for approximately 30% of its property and equipment from 7 years to 10 to 20 years. The effect of this change was to reduce depreciation for the year ended December 31, 1994 by $4,500.
(3) The 1990 gain resulted primarily from the contribution of cellular interests to the Company's 50% owned joint venture.
(4) The extraordinary loss for the years ended December 31, 1994 and 1993 of $8,402 and $3,715, respectively, reflect the write-off of deferred financing costs associated with the Company's credit facilities that were replaced during 1994 and 1993.
(5) Adjusted to reflect the Company's three-for-two Class A Common Stock split effected August 24, 1994.
(6) Income (loss) from operations before depreciation and amortization. Does not represent and should not be considered as an alternative to net income or operating income as determined by generally accepted accounting principles as an indicator of operating performance.
                                       14

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
RESULTS OF OPERATIONS
  YEARS ENDED DECEMBER 31, 1994 AND 1993
     In 1994, the Company reclassified certain pass-through items previously recognized as service revenue in its Statements of Operations to offset the related cost of service expenses. These reclassified items relate to charges associated with the Company's subscribers roaming into adjacent cellular markets. Appropriate reclassifications have been made in each period presented in the accompanying financial statements. These reclassifications were made to conform the treatment in the Company's financial statements to the accounting treatment common in the industry.
     Unless otherwise indicated all information in this report has been adjusted for the Company's 3 for 2 stock split paid in the form of a stock dividend on August 24, 1994.
     Service revenues increased by $47.5 million or 48% primarily as a result of an 85% increase in the number of subscribers in majority owned markets to approximately 245,000 as of December 31, 1994 as compared to the end of 1993. Total net subscribers in the Company's majority owned markets increased by 112,700 during 1994 as compared to an increase of 40,000 in 1993. Of the total increase during 1994, 98,300 net activations occurred in markets operated by the Company in both periods while 14,400 of the net subscribers were attributable to markets acquired by the Company during the year. The 146% growth rate of net subscriber additions in markets operated in both periods is the result of an increase in productivity by sales personnel which the Company believes has been augmented by increased sales training, and the growing acceptance of cellular communications. The growth in net subscriber additions also reflects the number of agents in the Company's indirect distribution channels combined with moderate economic growth in the Company's operating regions. Service revenues attributable to the Company's own subscribers increased 52% during 1994 to $110.1 million as compared to 1993 while service revenues from customers from other cellular markets roaming into the Company's markets increased 37% to $36.3 million. When combining revenue from the Company's customers with roaming revenue, overall average monthly revenue per subscriber, which is based upon service fees for the period and averages of subscribers computed on a quarterly basis, declined 8% to $70 for the year from $76 a year ago. Substantially all of this decline was the result of the Company's subscriber growth rate exceeding the rate of growth for roaming revenues.
     Cellular equipment revenues increased $8.6 million or 87% to $18.5 million for 1994 as compared to $9.9 million for 1993. This increase was primarily due to the 146% increase in 1994 of net subscriber additions in markets operated by the Company in both periods. Cost of cellular equipment increased 123% to $29.9 million during 1994. The Company continued to sell telephones at or below cost in response to competitive pressures and also continued the availability of its rental program.
     Cost of service expenses decreased as a percentage of service fees from 15% for 1993 to 14% in 1994. In many instances in 1994, the Company's customers who roam into adjacent cellular markets were charged at rates consistent with those rates the Company charges in its own markets rather than passing through higher roaming rates customarily charged by many cellular carriers. This billing practice, while creating a marketing advantage by providing the customer with a broader virtual service area, has increased net costs related to the provision of these services by approximately $7.5 million in 1994 as compared to approximately $4.7 million during 1993. The rapid subscriber growth that has occurred in the past year has made this larger virtual service area available to significantly more customers which has caused greater net costs to be incurred by the Company in connection with this billing practice. The Company is continuing its efforts to reduce these costs through the negotiation of more favorable roaming agreements with both wireline and non-wireline cellular service providers. In addition, the continued negotiation of more favorable interconnection agreements with local exchange carriers should contribute to stability in cost of service as a percentage of service fees.
     General and administrative expenses increased 29% or $9.8 million during 1994 but decreased as a percentage of service fees to 30% from 35% in 1993. These expenses declined as a percentage of service fees primarily as a result of controlled increases of many overhead expenses resulting in higher utilization of the Company's existing personnel and systems. General and administrative expenses should continue to decline as a percentage of service fees as the Company continues to add more subscribers without commensurate increases in general and administrative overhead.
     Marketing and selling expenses increased 71% to $37.1 million during 1994 as compared to 1993 and as a percentage of service fees these expenses increased to 25% from 22%. Marketing and selling expenses, including the net loss on subscriber equipment, increased 93% to $48.5 million during 1994 as compared to 1993. The increase was primarily attributable to the higher rate of growth in the net subscriber additions described above for 1994 as compared to 1993 and the resulting increase
                                       15
in salaries and commissions. Marketing and selling expenses per net subscriber addition, including the loss on cellular equipment, (excluding the number of subscribers in acquired markets at the time of acquisition) declined 22% to $493 in 1994 from $629 during 1993.
     Depreciation and amortization decreased $1.1 million or 4% during 1994. The primary reason for this decrease was that the Company changed the depreciable lives of certain of its property and equipment to more closely approximate its historical experience and the estimated useful lives of these assets. These life changes affected assets representing approximately 30% of the cost of the Company's depreciable assets. This change reduced depreciation expense and net loss for 1994 by approximately $4.5 million or $0.12 per share. This effect of the depreciable life changes was offset in part by approximately $63.0 million and $21.0 of new property and equipment placed in service during 1994 and 1993, respectively.
     Interest expense increased $6.7 million or 44% during 1994 as a result of increased average borrowings of approximately $73.2 million and, to a lesser extent, an increase in average interest rates charged.
     Net loss before extraordinary item decreased from $15.3 million or $0.40 per share in 1993 to $13.9 million or $0.36 per share in 1994. The decrease in net loss per share was primarily attributable to an increase in "Operating Cash Flow -- EBITDA" (income from operations before depreciation and amortization ) of $10.7 million or 42% to $35.9 million.
     In December 1994, the Company completed the closing of a $675 million credit facility which refinanced its existing $390 million facility. In connection with this refinancing, the Company recorded an extraordinary loss of $8.4 million ($0.22 per share), which represented the write-off of all unamortized deferred financing costs related to the refinanced facility. The increase in net loss was primarily attributable to the extraordinary item and increased interest expense described above as well as $3.5 million of other expense in connection with accumulated legal fees and costs associated with the resolution of pending litigation.
  YEARS ENDED DECEMBER 31, 1993 AND 1992
     Service fee revenues increased by $26.2 million or 36% primarily as a result of a 43% increase in the number of subscribers in majority owned markets to approximately 132,300 as of December 31, 1993. All of the increase in the number of subscribers was due to subscriber growth in markets controlled by the Company in both years. Total net subscribers in the Company's majority owned markets increased by 40,000 during 1993 as compared to 23,100 during 1992. This 73% increase in the number of net subscriber additions was primarily attributable to the same factors resulting in the increase for 1994 as described above. Service fees attributable to the Company's own subscribers increased 38% during 1993 to $72.4 million while service fees from customers from other cellular markets roaming into the Company's markets increased 31% to $26.6 million. When combining revenue from the Company's customers with roaming revenues, overall average monthly service revenue per subscriber decreased 1% to $76 in 1993 from $77 in 1992.
     Cellular equipment revenues increased 66% to $9.9 million and cost of cellular telephone equipment increased 77% to $13.4 million resulting in a net loss on cellular equipment of $3.5 million.
     Cost of service expenses as a percentage of service fee revenues remained constant at 15% for the years ended December 31, 1993 and 1992. The Company estimates that its billing practice with respect to customers roaming into adjacent markets increased cost of service by $4.7 million and $2.4 million in 1993 and 1992, respectively.
     General and administrative expenses increased 17% or $4.9 million but decreased as a percentage of service fees to 35% from 40% in 1992. Increases in the overall amount of expenses were primarily attributable to the same factors resulting in the increase for 1994.
     Marketing and selling expenses increased 29% to $21.7 million during 1993, but as a percentage of service fees, these expenses declined during 1993 to 22% from 23% in 1992. The higher rate of growth in net subscriber additions described above during 1993 and the resulting increase in salaries and commissions contributed to the overall increase in marketing and selling expenses. This increased growth rate in net subscriber additions combined with an emphasis on shifting variable marketing costs to fixed also caused marketing and selling expenses per net subscriber addition, including the net loss on cellular equipment, to decline 21% to $629 from $799 in 1992.
     Depreciation and amortization increased $3.1 million or 14% during 1993 as a result of approximately $39.2 million in new capital equipment being placed in service during 1993 and 1992. As a percentage of service fees, depreciation and amortization declined to 25% during 1993 from 30% during 1992.
                                       16

     Interest expense decreased $788,000 or 5% during 1993 as the result of declines in interest rates charged on borrowings partially offset by an increase in average borrowings of approximately $20.0 million.
     Net loss before extraordinary item decreased from $26.7 million or $0.72 per share for the year ended December 31, 1992 to $15.3 million or $0.40 per share in the 1993 period. The decrease in net loss per share was primarily due to an increase in Operating Cash Flow-EBITDA.
     In April 1993, the Company completed the closing of a $290 million credit facility (the "1993 Loan Agreement") which refinanced its existing $275 million credit facility. In connection with the refinancing of the $275 million credit facility, the Company recorded an extraordinary loss of $3.7 million $(0.10) per share which represented the write-off of all unamortized deferred financing costs related to that facility.
     Net loss decreased from $26.7 million or $0.72 per share for the year ended December 31, 1992 to $19.0 million or $0.50 per share in 1993.
  LIQUIDITY AND CAPITAL RESOURCES
     The Company requires capital to acquire, construct, and expand its cellular systems. The Company intends to continue to pursue acquisitions of cellular systems and properties as well as other investment opportunities. In addition, although the primary buildout of its cellular system is complete, the Company will continue to construct additional cell sites and purchase cellular equipment to increase capacity as subscribers are added and usage increases, to expand geographic coverage and to provide for increased portable usage.
     The specific capital requirements of the Company will depend primarily on the timing and size of any additional acquisitions and other investments as well as property and equipment needs associated with the rate of subscriber growth. Operating Cash Flow (or EBITDA) has been a significant source of internal funding in recent years, but the Company does not expect Operating Cash Flow to grow sufficiently to meet both its property and equipment and debt service requirements for at least the next two years. In recent years, the Company has met its capital requirements primarily through bank financing and private issuances of its Class A Common Stock.
     1994 CREDIT FACILITY. On December 23, 1994, the Company completed the closing of a $675 million credit facility, pursuant to an Amended and Restated Loan Agreement (the "1994 Credit Facility"), with various lenders led by The Toronto-Dominion Bank and The Bank of New York. The 1994 Credit Facility provides the Company with additional financial and operating flexibility and enables the Company to accelerate its cellular network buildout and pursue business opportunities that may arise in the future. The 1994 Credit Facility refinanced the 1993 Loan Agreement. The 1993 Loan Agreement closed in April 1993 and refinanced the Company's previously existing credit facility.
     The 1994 Credit Facility consists of a "Term Loan" and a "Revolving Loan." The Term Loan, in the amount of $325 million, was used to repay the Company's borrowings under the 1993 Loan Agreement. The Revolving Loan, in the amount of up to $350 million, is available for capital expenditures, to make acquisitions of and investments in cellular and other wireless communication interests, and for other general corporate purposes.
     As security for borrowings under the 1994 Credit Facility, the Company has pledged substantially all of its tangible and intangible assets and future cash flows. Among other restrictions, the 1994 Credit Facility restricts the payment of cash dividends, limits the use of borrowings, limits the creation of additional long-term indebtedness and requires the maintenance of certain financial ratios. The requirements of the 1994 Credit Facility were established in relation to the Company's projected capital needs and projected results of operations and cash flow. These requirements generally were designed to require continued improvement in the Company's operating performance such that its Operating Cash Flow -- EBITDA would be sufficient to continue servicing the debt as repayments are required. The Company is in compliance with all loan covenants.
     As of December 31, 1994, $348.5 million had been borrowed under the 1994 Credit Facility. Under the restrictive covenants of the facility, future borrowing availability generally increases as the Company's operating performance improves. The Company does not expect these covenants to curtail planned borrowings. As of December 31, 1994, the most restrictive of these convenants would limit available borrowings during the first quarter of 1995 to $210.3 million.
     The outstanding amount of the Term Loan as of March 30, 1998 is to be repaid in increasing quarterly installments commencing on March 31, 1998 and terminating at its maturity date of December 31, 2003. The quarterly installment payments begin at 1.875% of the outstanding principal amount at March 30, 1998 and gradually increase to 5.625% at March 31, 2003. The available borrowings under the Revolving Loan shall be reduced on a quarterly basis also commencing on March
                                       17

31, 1998 and terminating on December 31, 2003. The quarterly reduction begins at 1.875% of the Revolving Loan Commitment at March 30, 1998 and gradually increases to 5.625% on March 31, 2003.
     The Term Loan and the Revolving Loan bear interest at a rate equal to the Company's choice of the Prime Rate or Eurodollar Rate plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. As of December 31, 1994 the leverage ratio, which is computed as the ratio of Total Debt (as defined) to Adjusted Cash Flow (as defined), was at such a level as to cause the applicable margins on the borrowings to be 0.375% and 1.625% per annum for the Prime Rate and Eurodollar Rate, respectively.
     ACQUISITIONS. The Company completed several acquisitions in 1994 and early 1995. On April 26, 1994, the Company completed the acquisition of the Altoona, PA MSA and the Chambersburg, PA (PA-10) RSA, which are contiguous to its Mid-Atlantic Supersystem in exchange for $4.4 million in cash, the exchange of the Hagerstown, MD cellular market and the Company's minority ownership interest in one cellular market.
     The Company purchased in October 1994, for $6.9 million in cash and $3.3 million in the Company's Class A Common Stock, the Washington, Maine (ME-4) RSA and three of the four counties of the Mason, West Virginia (WV-1) RSA. The Maine RSA is approximately 40 miles north of the Portland, Maine MSA, which is already operated by the Company. The West Virginia RSA is contiguous to the Company's Charleston, West Virginia MSA.
     On December 14, 1994, the Company purchased the Binghamton, New York MSA and the Elmira, New York MSA ("Binghamton/Elmira Transaction") for a purchase price of approximately 1.8 million shares of the Company's Class A Common Stock and $6.1 million in cash borrowed under the 1993 Loan Agreement, subject to post-closing adjustments. These markets are contiguous to the Company's Mid-Atlantic Supersystem.
     All markets that have been acquired as of December 31, 1994 are operational cellular systems. Condensed pro forma financial information for these markets as of December 31, 1994 is contained in Note 3 to the consolidated financial statements.
     In January 1995, the Company purchased the Union, Pennsylvania (PA-8) RSA for a cash price of $51.3 million with borrowings under its 1994 Credit Facility. The PA-8 RSA lies in the center of the Company's Mid-Atlantic Supersystem.
     GEOTEK COMMUNICATIONS, INC.. In February 1994, the Company purchased for $30.0 million from Geotek Communications, Inc. (Geotek), 2.5 million shares of Geotek common stock and received options to invest up to $167.0 million for an aggregate of 10 million shares. Geotek is a telecommunications company that is developing an Enhanced Specialized Mobile Radio (ESMR) wireless communications network in the United States based on its proprietary Frequency Hopping Multiple Access (FHMA) digital technology. Geotek's common stock is traded on the NASDAQ National Market System.
     The options received by the Company were issued in three series as follows:
(i) Series A for 2 million shares at $15 per share; (ii) Series B for 2 million shares at $16 per share; and (iii) Series C for 3 million shares at $17 per share and 3 million shares at $18 per share. All options are immediately exercisable. The Series A options expire upon the commercial validation (as defined) of Geotek's first ESMR system using FHMA (the Series A Expiration
Date). The series B and Series C options expire 1 year and 2 years, respectively, after the Series A Expiration Date. However, the Company may extend the Series B and Series C options by six months and the Series C options by an additional six months and, if any portion of any series of options expires, all unexercised options expire immediately.
     The Company has also entered into a five-year management consulting agreement to provide operational and marketing support in exchange for 300,000 shares of Geotek common stock per year. However, should any portion of the Series A, B or C options expire, the management consulting agreement is immediately terminated. During 1994, approximately 250,000 shares were earned under this management agreement.
     If all options are exercised and all shares are earned and received under the management consulting agreement, the Company would own an aggregate of approximately 20% of Geotek's common stock on a fully diluted basis. Under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which are effective for 1994, this investment is classified as "available for sale". As such, the investment is recorded at its market value and any unrealized gains or losses are recognized as a separate component of shareholders' equity, but do not affect results of operations.
     The Company funded its initial $30.0 million investment in Geotek using borrowings under the 1993 Loan Agreement. The 1994 Credit Facility permits borrowings to fund the exercise of approximately $30.0 million of these options but requires
                                       18
a waiver for borrowings to exercise additional amounts. If such a waiver was not granted the Company would require other sources of financing to exercise the remaining options.
     CAPITAL EXPENDITURES. As of December 1994, the Company had approximately $184.0 million of property and equipment placed in service. The Company historically has incurred capital expenditures primarily based upon capacity needs in its existing markets resulting from continued subscriber growth. During 1994, the Company initiated a plan to double the number of cell sites in order to increase geographic coverage and provide for additional portable usage in the Company's cellular markets. As a result of this accelerated network buildout and the continued growth of the Company's subscriber base, capital expenditures were approximately $63.0 million during 1994. During 1995, the Company plans to accelerate this buildout further. Capital expenditures for 1995 are estimated to be approximately $130 million and are expected to be funded primarily with proceeds from the 1994 Credit Facility.
     CASH FLOW GOALS. Operating Cash Flow improved $10.7 million to $35.9 million during 1994. The Company's primary goal over the next several years will be to maximize operating cash flow. In order to do so the Company must minimize decreases in monthly revenue per subscriber and continue to have rapid subscriber growth with low incremental marketing and sales costs.
     The Company believes its business strategy and sales force will generate continued net subscriber growth and that its focus on higher revenue customers, principally business users, will assist in supporting revenue per subscriber. The Company has substantially completed the development of its managerial, administrative and marketing functions, as well as the primary buildout of the cellular networks in its existing markets, and believes that the rate of service fee growth will exceed the rate of growth of operating expenses.
     Although there can be no assurance that any of the foregoing growth goals will be achieved, the Company believes that its internally generated funds and its available bank lines of credit will be sufficient during the next several years to complete its planned network expansion and acquisitions, to fund operating expenses and debt service described above and to provide flexibility to pursue business opportunities that might arise in the future.
  INFLATION
     The Company believes that inflation affects its business no more than it generally affects other similar businesses.
                                       19

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The consolidated financial statements and notes to consolidated financial statements of the Registrant and its subsidiaries are included in this Form 10-K following the Index to Financial Statements and Schedules.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     NONE
                                       20

                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information with respect to directors appearing under the heading, "Election of Directors" in the Registrant's proxy statement for the Annual Meeting of Shareholders to be held May 10, 1995, is incorporated herein by reference. Other information with respect to executive officers is contained in
Part I -- Item 4 (a) under the caption Executive Officers of the Registrant.
ITEM 11. EXECUTIVE COMPENSATION
     Information with respect to executive compensation appearing under the heading "Executive Compensation" in the Registrant's proxy statement for the Annual Meeting of Shareholders to be held May 10, 1995, is incorporated herein by reference.
ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information with respect to securities ownership of certain beneficial owners and management appearing under the headings "Voting Securities Outstanding" and "Security Ownership of Management" in the Registrant's proxy statement for the Annual Meeting of Shareholders to be held May 10, 1995, is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     NONE
                                       21

                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2)  FINANCIAL STATEMENT AND FINANCIAL STATEMENT SCHEDULES. The financial statements and supplemental schedules listed in the accompanying Index to Financial Statements and Schedules are filed as a part of this report.
(3)              EXHIBITS. Exhibits to this report are listed in the accompanying Index to Exhibits.
(b)              Reports on Form 8-K.
                 (1) On December 29, 1994, the Registrant filed a Current Report on Form 8-K, dated December 14, 1994, with respect to the acquisition of all of the outstanding stock of Crowley Cellular Telecommunications
                     Binghamton, Inc. ("Crowley") and to update previously filed material with respect to the pending acquisition of all of the assets of Sunshine Cellular ("Sunshine"). The Form 8-K included: (i) Crowley's audited consolidated financial statements as of December 31, 1993 and for the year ended December 31,
                     1993, (ii) Crowley's unaudited consolidated financial statements as of September 30, 1994 and for the nine months year ended September 30, 1994 and September 30, 1993, (iii) Sunshine's audited consolidated financial statements as of December 31, 1993 and as of September 30, 1993 and (iv) pro forma consolidated financial information as of September 30, 1994, for the year ended December 31, 1993 and for the nine months ended September 30, 1994.
                 (2) On January 9, 1995, the Registrant filed a Current Report on Form 8-K, dated December 23, 1994. The Form
                     8-K reported the closing of the Registrant's $675 million credit facility and filed related exhibits.
                 (3) On February 13, 1995, the Registrant filed a Current Report on Form 8-K, dated January 27, 1995. The
                     Form 8-K reported the consummation of the acquisition of Sunshine and updated the financial and other information included in the above-referenced Form 8-K dated December 14, 1994.

                                   SIGNATURES
     Pursuant to the requirements of the Section 13 and 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         VANGUARD CELLULAR SYSTEMS, INC.
                                         By:          HAYNES G. GRIFFIN
                                               HAYNES G. GRIFFIN, PRESIDENT
                                                AND CHIEF EXECUTIVE OFFICER
                                         Date: March 31, 1995
     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                              TITLE                             DATE
                        STUART S. RICHARDSON            Chairman of the Board of Directors                March 31, 1995
                 STUART S. RICHARDSON
                          HAYNES G. GRIFFIN             President, Chief Executive Officer, Director      March 31, 1995
                  HAYNES G. GRIFFIN
                    L. RICHARDSON PREYER, JR.           Vice Chairman of the Board of Directors           March 31, 1995
              L. RICHARDSON PREYER, JR.
                        STEPHEN L. HOLCOMBE             Chief Financial Officer (Principal accounting     March 31, 1995
                 STEPHEN L. HOLCOMBE                      and principal financial officer)
                             DORIS R. BRAY              Director                                          March 31, 1995
                    DORIS R. BRAY
                        ROBERT M. DEMICHELE             Director                                          March 31, 1995
                 ROBERT M. DEMICHELE
                         STEPHEN R. LEEOLOU             Director                                          March 31, 1995
                  STEPHEN R. LEEOLOU
                    L. RICHARDSON PREYER, SR.           Director                                          March 31, 1995
              L. RICHARDSON PREYER, SR.
                        ROBERT A. SILVERBERG            Director                                          March 31, 1995
                 ROBERT A. SILVERBERG

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
     The following consolidated financial statements and Supplemental Schedule of Vanguard Cellular Systems, Inc. and Subsidiaries are filed as part of this report.

                                                                                                                          PAGE
Consolidated Balance Sheets, December 31, 1994 and 1993................................................................     F-2
Consolidated Statements of Operations for the Years ended December 31, 1994, 1993 and 1992.............................     F-3
Consolidated Statements of Changes in Shareholders' Equity for the Years ended December 31, 1994, 1993 and 1992........     F-4
Consolidated Statements of Cash Flows for the Years ended December 31, 1994, 1993 and 1992.............................     F-5
Notes to Consolidated Financial Statements.............................................................................     F-6
Report of Independent Public Accountants Relating to Financial Statements and Supplemental Schedule listed below.......    F-18
Schedule VIII -- Valuation and Qualifying Accounts.....................................................................    F-19

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
                                      F-1

                        VANGUARD CELLULAR SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                                            DECEMBER 31,
Assets                                                                                                   1994         1993
CURRENT ASSETS:
  Cash..............................................................................................   $   5,745    $   9,098
  Accounts receivable, net of allowances for doubtful accounts of $2,761 and $1,771.................      22,664       12,167
  Cellular telephone inventories....................................................................      10,417        4,464
  Prepaid expenses..................................................................................         717          918
     Total current assets...........................................................................      39,543       26,647
INVESTMENTS                                                                                              257,203      177,415
PROPERTY AND EQUIPMENT, at cost:
  Land..............................................................................................       1,666        1,606
  Buildings.........................................................................................       1,027          536
  Cellular telephones held for rental...............................................................       9,341       10,354
  Cellular telephone systems........................................................................     137,708       99,114
  Office furniture and equipment....................................................................      34,466       22,000
                                                                                                         184,208      133,610
  Less -- Accumulated depreciation..................................................................      80,022       65,830
                                                                                                         104,186       67,780
  Construction in progress..........................................................................      16,139        3,936
                                                                                                         120,325       71,716
OTHER ASSETS, net of accumulated amortization of $635 and $4,459....................................      14,640        8,651
     Total assets...................................................................................   $ 431,711    $ 284,429
Liabilities and Shareholders' Equity
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.............................................................   $  40,689    $  21,470
  Customer deposits and unearned revenues...........................................................         632          481
     Total current liabilities......................................................................      41,321       21,951
LONG-TERM DEBT......................................................................................     348,649      238,153
MINORITY INTERESTS..................................................................................       2,534        2,427
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY:
  Preferred stock -- $.01 par value, 1,000,000 shares authorized, no shares issued..................          --           --
  Common stock, Class A -- $.01 par value, 60,000,000 shares authorized, 40,529,334 and 38,398,080
     shares issued and outstanding..................................................................         405          384
  Common stock, Class B -- $.01 par value, 30,000,000 shares authorized, no shares issued...........          --           --
  Additional capital in excess of par value.........................................................     234,731      185,786
  Net unrealized holding losses.....................................................................      (9,310)          --
  Accumulated deficit...............................................................................    (186,619)    (164,272)
     Total shareholders' equity.....................................................................      39,207       21,898
     Total liabilities and shareholders' equity.....................................................   $ 431,711    $ 284,429

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.
                                      F-2

                        VANGUARD CELLULAR SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                                        1994           1993          1992
REVENUES:
  Service fees....................................................................   $  146,417     $   98,960     $  72,791
  Cellular telephone equipment revenues...........................................       18,529          9,929         5,999
  Other...........................................................................        3,055            175            --
                                                                                        168,001        109,064        78,790
COSTS AND EXPENSES:
  Cost of service.................................................................       21,008         14,461        11,044
  Cost of cellular telephone equipment............................................       29,933         13,410         7,579
  General and administrative......................................................       44,019         34,218        29,334
  Marketing and selling...........................................................       37,102         21,693        16,877
  Depreciation and amortization...................................................       24,073         25,160        22,100
                                                                                        156,135        108,942        86,934
INCOME (LOSS) FROM OPERATIONS.....................................................       11,866            122        (8,144)
NET LOSSES ON DISPOSITIONS........................................................         (339)          (657)       (2,655)
INTEREST EXPENSE..................................................................      (22,126)       (15,389)      (16,177)
OTHER, net........................................................................       (3,193)           795            13
LOSS BEFORE MINORITY INTERESTS....................................................      (13,792)       (15,129)      (26,963)
MINORITY INTERESTS................................................................         (153)          (154)          304
NET LOSS BEFORE EXTRAORDINARY ITEM................................................      (13,945)       (15,283)      (26,659)
EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT......................................       (8,402)        (3,715)           --
NET LOSS..........................................................................   $  (22,347)    $  (18,998)    $ (26,659)
NET LOSS PER SHARE BEFORE EXTRAORDINARY ITEM......................................   $    (0.36)    $    (0.40)    $   (0.72)
PER SHARE EFFECT OF EXTRAORDINARY ITEM............................................        (0.22)         (0.10)           --
NET LOSS PER SHARE................................................................   $    (0.58)    $    (0.50)    $   (0.72)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING..............................   38,628,140     38,038,240     37,110,343

The accompanying notes to consolidated financial statements are an integral part of these statements.
                                      F-3

                        VANGUARD CELLULAR SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                       FOR THE YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994
                                                                        ADDITIONAL         NET
                                                                        CAPITAL IN      UNREALIZED
                                                COMMON STOCK CLASS A    EXCESS OF        HOLDING        ACCUMULATED
                                                  SHARES      AMOUNT    PAR VALUE         LOSSES          DEFICIT
BALANCE, January 1, 1992.....................   36,813,576     $368      $ 169,916       $     --        $(118,615)
Shares issued upon exercise of stock
  options....................................      590,855        6          1,860             --               --
Shares issued upon exercise of stock purchase
  warrants...................................      150,000        2          1,198             --               --
Shares issued for cash.......................          970     --               16             --               --
Shares issued for conversion of notes........        5,859     --               47             --               --
Shares issued for employee bonuses...........       25,893     --               --             --               --
Shares issued in exchange for cellular
  interests..................................      230,122        2          2,124             --               --
Net loss.....................................           --     --               --             --          (26,659)
BALANCE, December 31, 1992...................   37,817,275      378        175,161             --         (145,274)
Shares issued upon exercise of stock
  options....................................       90,150        1            615             --               --
Shares issued for cash.......................       26,591     --              335             --               --
Shares issued in exchange for cellular
  interests..................................      464,064        5          9,675             --               --
Net loss.....................................           --     --               --             --          (18,998)
BALANCE, December 31, 1993...................   38,398,080      384        185,786             --         (164,272)
Shares issued upon exercise of stock
  options....................................      210,719        2          1,061             --               --
Shares issued for cash.......................       28,576     --              499             --               --
Shares issued in exchange for cellular
  interests..................................    1,891,959       19         47,385             --               --
Unrealized holding losses....................           --     --               --         (9,310)              --
Net loss.....................................           --     --               --             --          (22,347)
BALANCE, December 31, 1994...................   40,529,334     $405      $ 234,731       $ (9,310)       $(186,619)
                                                   TOTAL
                                               SHAREHOLDERS'
                                                   EQUITY
BALANCE, January 1, 1992.....................     $ 51,669
Shares issued upon exercise of stock
  options....................................        1,866
Shares issued upon exercise of stock purchase
  warrants...................................        1,200
Shares issued for cash.......................           16
Shares issued for conversion of notes........           47
Shares issued for employee bonuses...........           --
Shares issued in exchange for cellular
  interests..................................        2,126
Net loss.....................................      (26,659)
BALANCE, December 31, 1992...................       30,265
Shares issued upon exercise of stock
  options....................................          616
Shares issued for cash.......................          335
Shares issued in exchange for cellular
  interests..................................        9,680
Net loss.....................................      (18,998)
BALANCE, December 31, 1993...................       21,898
Shares issued upon exercise of stock
  options....................................        1,063
Shares issued for cash.......................          499
Shares issued in exchange for cellular
  interests..................................       47,404
Unrealized holding losses....................       (9,310)
Net loss.....................................      (22,347)
BALANCE, December 31, 1994...................     $ 39,207

The accompanying notes to consolidated financial statements are an integral part of these statements.
                                      F-4

                        VANGUARD CELLULAR SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                                             1994         1993         1992
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..............................................................................   $ (22,347)   $ (18,998)   $(26,659)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization......................................................      24,073       25,160      22,100
     Amortization of deferred debt issuance costs.......................................       1,334          953         709
     Equity in losses (earnings) of unconsolidated cellular entities....................        (206)        (500)        329
     Minority interests.................................................................         153          154        (304)
     Net losses on dispositions.........................................................         339          657       2,655
     Extraordinary loss on extinguishment of debt.......................................       8,402        3,715          --
     Stock received for management consulting services..................................      (2,496)          --          --
     Changes in current items:
       Accounts receivable, net.........................................................      (8,974)      (4,898)        625
       Cellular telephone inventories...................................................      (5,744)      (2,072)        197
       Accounts payable and accrued expenses............................................       7,223        4,844       2,929
       Other, net                                                                                494         (397)        168
       Net cash provided by operating activities........................................       2,251        8,618       2,749
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment...................................................     (51,017)     (21,009)    (18,243)
  Proceeds from dispositions of property and equipment..................................         109           17         303
  Payments for acquisition of investments...............................................     (54,813)     (19,852)     (3,142)
  Proceeds from dispositions of cellular interests......................................         446        1,204          --
  Capital contributions to unconsolidated cellular entities.............................        (651)        (344)     (1,242)
       Net cash used in investing activities............................................    (105,926)     (39,984)    (22,324)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt..................................................    (334,006)    (212,559)     (6,067)
  Net proceeds from issuance of common stock............................................       1,415          951       3,082
  Proceeds of long-term debt............................................................     444,500      251,000      21,000
  Debt issuance costs...................................................................     (11,180)      (8,112)         --
  Other.................................................................................        (407)        (289)         --
       Net cash provided by financing activities........................................     100,322       30,991      18,015
NET DECREASE IN CASH....................................................................      (3,353)        (375)     (1,560)
CASH, beginning of year                                                                        9,098        9,473      11,033
CASH, end of year.......................................................................   $   5,745    $   9,098    $  9,473
SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE YEAR FOR INTEREST, net of amounts
  capitalized...........................................................................   $  21,914    $  14,862    $ 15,871

The accompanying notes to consolidated financial statements are an integral part of these statements.
                                      F-5

                        VANGUARD CELLULAR SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
NOTE 1: ORGANIZATION
     Vanguard Cellular Systems, Inc. (Vanguard) (a North Carolina corporation) is a provider of cellular telephone service to various markets throughout the eastern United States. The activities of Vanguard, its wholly owned subsidiaries and its majority owned cellular entities (collectively referred to as the Company) include acquiring interests in entities which have been granted nonwireline Federal Communications Commission (FCC) permits to construct or authorizations to operate cellular telephone systems, and constructing and operating cellular telephone systems.
     All of the Company's cellular entities operate under the trade name of CELLULARONE(Register mark), which is the trade name many nonwireline carriers have adopted to provide conformity throughout the industry. The trade name is owned by a partnership in which the Company holds a minority ownership interest.
NOTE 2: SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
  PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of Vanguard, its wholly owned subsidiaries and the entities in which it has a majority ownership interest. Investments in which the Company exercises significant influence but does not exercise control through majority ownership have been accounted for using the equity method of accounting. Investments in which the Company does not exercise significant influence or control through majority ownership have been accounted for using the cost method of accounting. All significant intercompany accounts and transactions have been eliminated.
  CELLULAR TELEPHONE INVENTORIES
     Inventories, consisting primarily of cellular telephones held for resale, are valued at the lower of first-in, first-out (FIFO) cost or market.
  INVESTMENTS
     INVESTMENTS IN CELLULAR ENTITIES -- Investments in cellular entities consist of the costs incurred to acquire FCC licenses or interests in entities that have been awarded FCC licenses to provide cellular service, and capital contributions to unconsolidated cellular entities. Acquisition costs, referred to as deferred cellular license acquisition costs, consist primarily of amounts paid for the acquisition of ownership interests and payments of other acquisition related expenses, net of the Company's share of the fair value of the net assets acquired. Exchanges of minority ownership interests in cellular entities are recorded based on the fair value of the ownership interests acquired.
     The Company recognizes its pro rata share of the net income or losses generated by the unconsolidated cellular entities carried on the equity method.
     OTHER INVESTMENTS -- Other investments consist of the market value of the Company's investment in Geotek Communications, Inc. and the cost of the Company's investment in International Wireless Communications, Inc.
  PROPERTY AND EQUIPMENT
     Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis for financial reporting purposes over the following estimated useful lives:

Buildings................................................................................   20 years
Cellular telephones held for rental......................................................   3 years
Cellular telephone systems...............................................................   7-20 years
Office furniture and equipment...........................................................   3-10 years

                        VANGUARD CELLULAR SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED
NOTE 2: SIGNIFICANT ACCOUNTING AND REPORTING POLICIES -- CONTINUED
     Effective January 1, 1994, the Company changed the depreciable lives of certain of its property and equipment to more closely approximate its historical experience and the useful lives of these assets. These life changes affected assets representing approximately 30% of the cost of the Company's depreciable assets. This change reduced depreciation expense and net loss for 1994 by approximately $4,500.
     At December 31, 1994 and 1993, construction in progress was composed primarily of the cost of uncompleted additions to the Company's cellular telephone systems in majority owned cellular markets. The Company capitalized interest costs of $684, $188 and $188 in 1994, 1993 and 1992, respectively, as part of the cost of cellular telephone systems.
     Maintenance, repairs and minor renewals are charged to operations as incurred. Gains or losses at the time of disposition of property and equipment are reflected in the statements of operations currently.
     Cellular telephones are rented to certain customers generally with a contract for a minimum stipulated length of service. Such customers have the option to purchase the cellular telephone at any time during the term of the agreement.
  OTHER ASSETS
     Other assets include deferred financing costs (Note 4) which are being amortized over the period of the related agreements. Amortization of $1,196, $953 and $709 has been included in interest expense in the accompanying December 31, 1994, 1993 and 1992 Statements of Operations, respectively. In addition, payments related to agreements not to compete in certain cellular markets are being amortized over the period of the related agreements. Amortization expense relating to these agreements of $160, $1,325 and $1,316 has been included in the accompanying December 31, 1994, 1993 and 1992 Statements of Operations, respectively. Other assets also include $4,200 allocated to the acquired customer bases in connection with the acquisitions of the Binghamton and Elmira MSAs which occured in December 1994.
  REVENUE RECOGNITION
     Service fees are recognized at the time cellular services are provided and service fees related to prebilled services are not recognized until earned. Cellular telephone equipment revenues consist primarily of sales of cellular telephones to subscribers and are recognized at the time equipment is delivered to the subscriber.
  INCOME TAXES
     In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company adopted this Statement effective January 1, 1993. The effect of the change in accounting on the Company's financial position and results of operations is immaterial.
  NET LOSS PER SHARE
     Net loss per share is computed based upon the weighted average number of common shares outstanding during the year. Stock options have not been included in the calculation of net loss per share as their effect would be antidilutive.
  STATEMENTS OF CASH FLOWS
     Additional required disclosures of noncash investing and financing activities for the years ended December 31, 1994, 1993 and 1992 are as follows:
                                      F-7

                        VANGUARD CELLULAR SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED
NOTE 2: SIGNIFICANT ACCOUNTING AND REPORTING POLICIES -- CONTINUED
     The Company acquired ownership interests in certain cellular entities and other investments for cash and noncash consideration, as follows:

                                                                                                 1994       1993       1992
Fair value of investments acquired..........................................................   $105,296    $35,266    $ 5,482
Fair value of noncash consideration:
  Cellular licenses and interests...........................................................        882      6,938        215
  Issuance of common stock..................................................................     47,551      9,680      2,125
  Stock received for management consulting services.........................................      2,496         --         --
                                                                                                 50,929     16,618      2,340
Net cash paid...............................................................................     54,367     18,648      3,142
Proceeds from dispositions of cellular interests............................................        446      1,204         --
Cash acquisitions of investments............................................................   $ 54,813    $19,852    $ 3,142

     The Company acquired property and equipment for cash and noncash consideration, as follows:

Cash.........................................................................................   $51,017    $21,009    $18,243
Increase in accounts payable.................................................................    11,615         --         --
                                                                                                $62,632    $21,009    $18,243

  RECLASSIFICATION
     Certain amounts in the 1993 and 1992 financial statements have been reclassified to conform to the 1994 presentation. The Company reclassified certain direct pass through items previously recognized as service revenue in its Statements of Operations to cost of service expenses to conform with industry practice. These reclassified items relate to charges associated with the Company's subscribers roaming into adjacent cellular markets. The reclassification has had no effect on the Company's net loss or net loss per share.
                                      F-8

                        VANGUARD CELLULAR SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED
NOTE 3: INVESTMENTS
     Investments consist of the following as of December 31, 1994 and 1993:

                                                                                                           1994        1993
Investments in Cellular Entities:
  Consolidated cellular entities:
     Deferred cellular license acquisition costs......................................................   $223,051    $168,498
     Accumulated amortization.........................................................................    (23,119)    (18,812)
                                                                                                          199,932     149,686
Cellular entities carried on the equity method:
  Capital contributions...............................................................................     10,193      10,193
  Accumulated share of losses.........................................................................       (106)       (313)
                                                                                                           10,087       9,880
Cellular entities carried on the cost method:
  Deferred cellular license acquisition costs.........................................................     12,473      13,661
  Capital contributions...............................................................................      4,412       4,188
                                                                                                           16,885      17,849
                                                                                                          226,904     177,415
Other Investments.....................................................................................     30,299          --
                                                                                                         $257,203    $177,415

Investments in Cellular Entities
     The Company continues to expand its ownership of cellular markets through strategic acquisitions. The Company's significant activity relating to its cellular investments is as follows:
  CONSOLIDATED CELLULAR ENTITIES
     The Company completed the acquisition of the PA-11 RSA in March 1992, for a purchase price of $2,615 including a covenant not to compete of $480. The purchase price consisted of cash, 101,674 shares of the Company's Class A common stock and the exchange of certain minority interests. In August 1992, the Company purchased an additional 5.88% ownership interest in the Harrisburg, PA MSA in exchange for $2,517 in cash.
     In August 1993, the Company completed the acquisition of the PA-12 RSA for a purchase price of $9,735 which consisted of cash and the issuance of 464,064 shares of the Company's Class A common stock.
     In October 1993, the Company completed the acquisition, valued at approximately $23,000, of additional ownership interests in four majority owned markets in the Mid-Atlantic Supersystem in exchange for ownership interests in certain minority owned cellular markets outside its regional metro-clusters and $18,200 in cash.
     In April 1994, the Company completed the acquisition of the Altoona, PA MSA and the Chambersburg, PA (PA-10) RSA, which are contiguous to its Mid-Atlantic Supersystem in exchange for $4,400 in cash, the exchange of Hagerstown, MD cellular market and the Company's minority ownership interest in one cellular market.
     The Company purchased in October 1994, for $6,900 in cash and $3,300 in the Company's Class A common stock, the Washington, Maine (ME-4) RSA and three of the four counties of the Mason, West Virginia (WV-1) RSA. The Maine RSA is approximately 40 miles north of the Portland, Maine MSA, which is already operated by the Company. The West Virginia RSA is contiguous to the Company's Charleston, West Virginia MSA.
     On December 14, 1994, the Company purchased the Binghamton, New York MSA and the Elmira, New York MSA for a purchase price consisting of 1,766,674 shares of the Company's Class A common stock and $6,100 in cash. These markets are contiguous to the Company's Mid-Atlantic Supersystem.
                                      F-9

                        VANGUARD CELLULAR SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED
NOTE 3: INVESTMENTS -- CONTINUED
     Pro forma consolidated results of operations, as if the acquisitions of the Altoona, PA MSA, the ME-4 RSA, the WV-1 RSA, the Binghamton, New York MSA and the Elmira, New York MSA had occurred January 1, 1993, are as follows:

                                                                                                             YEARS ENDED
                                                                                                             DECEMBER 31,
                                                                                                           1994        1993
Revenues..............................................................................................   $176,277    $116,180
Net loss before extraordinary item....................................................................    (15,159)    (17,844)
Net loss..............................................................................................    (23,561)    (21,559)
Net loss per share before extraordinary item..........................................................      (0.37)      (0.45)
Net loss per share....................................................................................      (0.58)      (0.54)

     In January 1995, the Company purchased the Union, Pennsylvania (PA-8) RSA for a cash purchase price of $51,300 with borrowings under its credit facility. The PA-8 RSA lies in the center of the Company's Mid-Atlantic Supersystem.
  CELLULAR ENTITIES ON THE EQUITY METHOD
     The Company holds an investment in a joint venture, owned 50% by the Company, created to acquire, own and operate various cellular markets located primarily in eastern North Carolina. The underlying net assets of the joint venture consist principally of its investment in the FCC licenses in the Wilmington, NC and Jacksonville, NC cellular markets.
  CELLULAR ENTITIES ON THE COST METHOD
     The investment balance of $16,885, at December 31, 1994 represents the Company's investment in approximately 50 cellular markets with ownership interests ranging from 0.3% to 18.3%. The Company holds these ownership interests for investment purposes.
Other Investments
  GEOTEK COMMUNICATIONS, INC.
     In February 1994, the Company purchased for $30,000 from Geotek Communications, Inc. (Geotek) 2,500,000 shares of Geotek common stock and options to invest up to $167,000 for an aggregate of 10,000,000 additional shares. Geotek is a telecommunications company that is developing an Enhanced Specialized Mobile Radio (ESMR) wireless communications network in the United States based on its Frequency Hopping Multiple Access digital technology (FHMA). Geotek's common stock is traded on the NASDAQ National Market System.
     The options purchased by the Company were issued in three series as follows: (i) Series A for 2,000,000 shares at $15 per share; (ii) Series B for 2,000,000 shares at $16 per share; and (iii) Series C for 3,000,000 shares at $17 per share and 3,000,000 shares at $18 per share. All options are exercisable immediately. The Series A options expire upon the commercial validation (as defined) of Geotek's first SMR system using FHMA (the Series A Expiration Date). The Series B and Series C options expire 1 year and 2 years, respectively, after the Series A Expiration Date. However, the Company may extend the Series B and Series C options by six months and the Series C options by an additional six months and, if any portion of any series of options expires, all unexercised options expire immediately.
     The Company has also entered into a 5-year management consulting agreement to provide operational and marketing support in exchange for 300,000 shares of Geotek common stock per year. However, should any portion of the Series A, B or C options expire, the management consulting agreement is immediately terminated. The Company recognized revenues of $2,496 related to the provision of management consulting services to Geotek during 1994.
     As of December 31, 1994, the Company has purchased or earned under the management consulting agreement approximately 2,750,000 shares of Geotek common stock representing approximately 5.5% of Geotek's outstanding shares. If all options are exercised and all shares are earned and received under the management consulting agreement, the Company would own an aggregate of approximately 20% of Geotek's common stock on a fully diluted basis.
                                      F-10

                        VANGUARD CELLULAR SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED
NOTE 3: INVESTMENTS -- CONTINUED
     Under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", this investment is classified as "available for sale". As such, the investment is recorded at its market value, and a net unrealized holding loss of $9,310 has been recognized as a separate component of shareholders' equity.
     The Company funded its initial $30,000 investment in Geotek using borrowings under its credit facility. Under the terms of its credit facility, the Company is permitted to fund the exercise of the Series A options for $30,000. In order to exercise any of the Series B or C options, the Company will be required to seek lender approval for borrowings under the credit facility or other financing alternatives.
  INTERNATIONAL WIRELESS COMMUNICATIONS, INC.
     The Company owns 19.9% of the outstanding stock of International Wireless Communications, Inc. ("IWC") representing an aggregate investment of $6,600. IWC is a development stage company specializing in securing, building and operating wireless businesses other than cellular telephone systems primarily in Latin America and Southeast Asia. The Company's investment in IWC is carried at cost in the accompanying financial statements.
NOTE 4: LONG-TERM DEBT
     Long-term debt consisted of the following as of December 31, 1994 and 1993:

                                                                                                           1994        1993
Borrowings under the 1994 Credit
  Facility:
  Term Loan...........................................................................................   $325,000    $     --
  Revolving Loan......................................................................................     23,500          --
Borrowings under the 1993 Loan Agreement:
  Facility A Loan.....................................................................................         --     120,000
  Facility B Loan.....................................................................................         --      68,000
  Facility C Loan.....................................................................................         --      50,000
Other long-term debt..................................................................................        149         153
                                                                                                         $348,649    $238,153

     The future maturities of the principal amount outstanding at December 31, 1994 were as follows:

1995......................................................................................   $     --
1996......................................................................................         --
1997......................................................................................         --
1998......................................................................................     26,287
1999......................................................................................     43,563
Thereafter................................................................................    278,799
Total.....................................................................................   $348,649

     On December 23, 1994, the Company completed the closing of a $675 million credit facility, pursuant to an Amended and Restated Loan Agreement (the "1994 Credit Facility"), with various lenders led by The Toronto-Dominion Bank and The Bank of New York.
     The 1994 Credit Facility is available to provide the Company with additional financial and operating flexibility and enable it to pursue business opportunities that may arise in the future. The 1994 Credit Facility refinanced the Company's then existing $390 million credit facility (the "1993 Loan Agreement"). The 1993 Loan Agreement closed in April 1993 and refinanced the Company's previously existing credit facility. In connection with the refinancings, the Company recorded
                                      F-11

                        VANGUARD CELLULAR SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED
NOTE 4: LONG-TERM DEBT -- CONTINUED
extraordinary losses of $8,402 ($0.22 per share) in 1994 and $3,715 ($0.10 per share) in 1993, which represented the write-offs of all unamortized deferred financing costs related to the refinanced facilities.
     The 1994 Credit Facility consists of a "Term Loan" and a "Revolving Loan." The Term Loan, in the amount of $325,000, was used to repay the Company's borrowings under the 1993 Loan Agreement. The Revolving Loan, in the amount of up to $350,000, is available for capital expenditures, to make acquisitions of and investments in cellular and other wireless communication interests, and for other general corporate purposes. As of December 31, 1994, $326,500 was available for future expenditures under the Revolving Loan, as amended.
     The outstanding amount of the Term Loan as of March 30, 1998 is to be repaid in increasing quarterly installments commencing on March 31, 1998 and terminating at the maturity date of December 31, 2003. The quarterly installment payments begin at 1.875% of the outstanding principal amount at March 30, 1998 and gradually increase to 5.625% at March 31, 2003. The available borrowings under the Revolving Loan shall be reduced on a quarterly basis also commencing on March 31, 1998 and terminating on December 31, 2003. The quarterly reduction begins at 1.875% of the Revolving Loan commitment at March 30, 1998 and gradually increases to 5.625% on March 31, 2003. The outstanding borrowings under the Term Loan are due and the Revolving Loan commitment is reduced quarterly as follows:

                                                                                        PERCENTAGE OF
                                                                                      OUTSTANDING LOANS
1996...............................................................................       --     %
1997...............................................................................       --
1998...............................................................................           7.5
1999...............................................................................          12.5
2000...............................................................................          15.0
2001...............................................................................          20.0
2002...............................................................................          22.5
2003...............................................................................          22.5
                                                                                            100.0%

     The Term Loan and the Revolving Loan bear interest at a rate equal to the Company's choice of the Prime Rate or Eurodollar Rate plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. The ranges for this applicable margin are 0.0% to 1.375% for the Prime Rate and 1.125% to 2.625% for the Eurodollar Rate. As of December 31, 1994 the leverage ratio, which is computed as the ratio of Total Debt (as defined) to Adjusted Cash Flow (as defined), was at such a level as to cause the applicable margins on the borrowings to be 0.375% and 1.625% per annum for the Prime Rate and Eurodollar Rate, respectively. At December 31, 1994, the Company's effective interest rate on its outstanding borrowings was 8.875%.
     As security for borrowings under the 1994 Credit Facility, the Company has pledged substantially all of its tangible and intangible assets and future cash flows. Among other restrictions, the credit facility restricts the payment of cash dividends, limits the use of borrowings, limits the creation of additional long-term indebtedness and requires the maintenance of certain financial ratios. The Company is in compliance with all loan covenants.
     The Company maintains interest rate swaps and interest rate caps which provide protection against interest rate risk. At year-end the Company had interest rate cap agreements in place covering a notional amount of $270,000. The interest rate cap agreements provide protection to the extent that LIBOR exceeds 5.5% through July 1995 or 9.0% through December 1997. The total cost of these interest rate cap agreements of $687 has been recorded in other assets in the consolidated balance sheets and is being amortized over the lives of the agreements as a component of interest expense.
     Additionally, the Company maintains interest rate swap agreements that fix the LIBOR interest rate at 6.9% on a notional amount of $100,000 through June 1995 and 6.1% on a notional amount of $210,000 through March 1995. Under these swap agreements, the Company benefits if LIBOR interest rates increase above the fixed rates and incurs additional
                                      F-12

                        VANGUARD CELLULAR SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED
NOTE 4: LONG-TERM DEBT -- CONTINUED
interest expense if rates remain below the fixed rates. Any amounts received or paid under these agreements are reflected as interest expense over the period covered.
     The fair value of these interest rate protection agreements is estimated to be $1,800 and reflects the quoted market value of these contracts at December 31, 1994. The effect of interest rate protection agreements on the operating results of the Company was to increase interest expense by $95, $884 and $2,510 in 1994, 1993 and 1992, respectively.
NOTE 5: COMMITMENTS AND CONTINGENCIES
  OPERATING LEASES
     The Company leases office space, furniture, equipment, vehicles and land under noncancelable operating leases expiring through 2019. As of December 31, 1994, the future minimum rental payments under these lease agreements having an initial or remaining term in excess of one year were as follows:

1995.......................................................................................   $ 4,454
1996.......................................................................................     3,899
1997.......................................................................................     3,583
1998.......................................................................................     2,277
1999.......................................................................................     2,079
Thereafter.................................................................................    28,841
                                                                                              $45,133

     Rent expense under operating leases was $4,178, $3,461 and $3,242, for the years ended December 31, 1994, 1993 and 1992, respectively.
  CONSTRUCTION AND CAPITAL COMMITMENTS
     Capital expenditures for 1995 are estimated to be approximately $130,000 for the Company, and are expected to be funded primarily with proceeds from the 1994 Credit Facility (Note 4).
  LITIGATION
     In June 1989, a suit was filed by a group of former partners in the San Juan Cellular Settlement Partnership which alleged that the Company and two of its officers breached fiduciary duties and acted fraudulently in connection with settlement of licensing proceedings concerning the San Juan, PR market and certain other markets. The Company settled this litigation with all plaintiffs and such amounts are included in the accompanying financial statements.
     Additionally, the Company is involved in various other legal proceedings arising in the normal course of business. In the opinion of management, the outcome of the above legal proceedings will not have a material adverse effect on the consolidated financial position or results of operations of the Company.
NOTE 6: INCOME TAXES
     As of January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of future tax benefits, to the extent that realization of such benefits is more likely than not, attributable to deductible temporary differences between the financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards. The adoption of SFAS 109 did not impact the Company's financial position or results of operations.
                                      F-13

                        VANGUARD CELLULAR SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED
NOTE 6: INCOME TAXES -- CONTINUED
     The components of net deferred taxes as of December 31, 1994 and 1993 were as follows:

                                                                                                           1994        1993
Deferred tax assets:
  Net operating loss carryforwards....................................................................   $119,073    $100,723
  Property and equipment..............................................................................      7,052          --
  Other liabilities and reserves......................................................................      1,854       1,792
  Valuation allowance.................................................................................    (61,432)    (57,880)
  Total deferred tax assets...........................................................................     66,547      44,635
Deferred tax liabilities:
  Investments and other intangible assets.............................................................     66,547      43,909
  Property and equipment..............................................................................         --         726
  Total deferred tax liabilities......................................................................     66,547      44,635
Net deferred taxes....................................................................................   $     --    $     --

     The valuation allowance of $57,880 as of December 31, 1993 was provided because, in the Company's assessment, it was uncertain whether the net deferred tax assets would be realized. In addition, the Company provided an additional valuation allowance to offset the 1994 net deferred tax benefit of $3,552 because of its continuing assessment that it is uncertain whether the net deferred tax assets will be realized.
     For Federal income tax reporting purposes, the Company had net operating loss carryforwards of approximately $315,000 at December 31, 1994. These losses may be used to reduce future taxable income, if any, and expire through 2009. These carryforwards may be subject to annual limitation in the future in accordance with the Tax Reform Act of 1986. The primary differences between the accumulated deficit for financial reporting purposes and the income tax loss carryforwards relate to the differences in the treatment of certain deferred cellular license acquisition costs, certain gains on dispositions of cellular interests, partnership losses, depreciation methods, estimated useful lives and compensation earned under the stock compensation plan.
     Of the total net operating loss carryforwards, approximately $79,000 relates to additional deductions arising from restricted stock bonuses, stock options and stock purchase warrants. To the extent that the benefit of these carryforwards is realized in future years, the tax benefit will be recorded directly to additional capital in excess of par.
NOTE 7: CAPITAL STOCK
  COMMON STOCK
     In July 1994, the Board of Directors declared a 3 for 2 stock split of the Company's Class A common stock which was effected in the form of a dividend paid to shareholders on August 24, 1994 with cash paid for resultant fractional shares. The effect of the split has been retroactively applied to all Class A common stock and per share amounts disclosed in the accompanying financial statements and footnotes.
  ACQUISITION OF CELLULAR INTERESTS
     During 1990, the Company registered 4,500,000 shares of its Class A common stock and 3,000,000 shares of its Class B common stock. The shares may be offered in connection with the acquisition of entities which have received or may receive an authorization or license from the FCC to provide cellular service. Through December 31, 1994, 2,707,957 shares of Class A common stock have been issued in conjunction with the acquisitions of the PA-12, PA-11, PA-5, WV-1, and ME-4 RSAs, and the Binghamton and Elmira MSAs.
  STOCK COMPENSATION PLANS
     Under the provisions of the Stock Compensation Plan (the Plan), the Company may grant up to 5,850,000 shares of the Company's Class A common stock to officers, directors and key employees in the form of nonqualified stock options,
                                      F-14

                        VANGUARD CELLULAR SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED
NOTE 7: CAPITAL STOCK -- CONTINUED
restricted stock bonuses or incentive stock options. Nonqualified stock options must require exercise prices of not less than 85% of the fair market value of the Company's Class A common stock on the date of the grant, except where nonqualified stock options are issued for the conversion of stock purchase warrants. As of December 31, 1994, 24,213 shares were available for future grants.
     During 1989, the Board adopted the 1989 Stock Option Plan (the 1989 Plan). Under the provisions of the 1989 Plan, the Company may grant up to 3,000,000 shares of the Company's Class A common stock to officers and key employees in the form of nonqualified or incentive stock options. Nonqualified stock options must require exercise prices of not less than the fair market value of the Company's Class A common stock on the date of the grant. As of December 31, 1994, 586,417 shares were available for future grants.
     During 1994, the Board adopted the 1994 Long-Term Incentive Plan (the 1994
Plan). Under the provisions of the 1994 Plan, the Company may grant up to 3,000,000 shares of the Company's Class A common stock to officers, directors and key employees in the form of nonqualified stock options, incentive stock options, stock appreciation rights, unrestricted stock, restricted stock and performance shares. All stock options must require exercise prices of not less than the fair market value of the Company's Class A common stock on the date of the grant, except that certain incentive stock options must require exercise prices of not less than 110% of fair market value of the Company's Class A common stock on the date of the grant. As of December 31, 1994, 2,250,000 shares were available for future grants.
     Options granted under the Plans may not have a term greater than ten years from the date of grant and are not transferable except upon death.
  RESTRICTED STOCK BONUSES
     During 1987, the Board granted restricted stock bonuses for a total of 3,469,554 shares of Class A common stock (i) to three key officers for 1,077,768 shares each and (ii) to a director and a key employee for an aggregate of 236,250 shares. In the event of a change in control of the Company prior to December 31, 1998, the participants will be reimbursed for certain individual income tax payments, as defined, on the shares vesting after February 1991. As of December 31, 1994, all of the shares have vested.
  STOCK PURCHASE WARRANTS
     Stock purchase warrants for 150,000 shares at a price of $8.00 per share were exercised in 1992, and as of December 31, 1994, the Company has no outstanding stock purchase warrants.
  STOCK OPTIONS
     Under the terms of the Company's Stock Compensation Plans, the Board has granted incentive stock options and nonqualified stock options requiring exercise prices approximating the fair market value of the Company's Class A common stock on the date of the grant.
                                      F-15

                        VANGUARD CELLULAR SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED
NOTE 7: CAPITAL STOCK -- CONTINUED
     Stock option activity under the Plans was as follows:

                                                                                       NUMBER OF SHARES       EXERCISE PRICE
                                                                                         UNDER OPTION            PER SHARE
Balance, January 1, 1992............................................................       2,554,734         $2.22 to $24.00
Granted.............................................................................          15,000         $14.25
Exercised...........................................................................        (591,904)        $2.22 to $17.17
Forfeited...........................................................................         (57,600)        $13.17 to $17.17
Balance, December 31, 1992..........................................................       1,920,230         $2.22 to $24.00
Granted.............................................................................       1,043,550         $15.17 to $15.75
Exercised...........................................................................         (90,150)        $2.22 to $13.92
Forfeited...........................................................................         (11,205)        $13.92 to $17.17
Balance, December 31, 1993..........................................................       2,862,425         $2.22 to $24.00
Granted.............................................................................       1,140,743         $19.25 to $21.50
Exercised...........................................................................        (210,719)        $2.22 to $17.17
Forfeited...........................................................................         (15,332)        $13.92 to $15.58
Balance, December 31, 1994..........................................................       3,777,117         $2.22 to $24.00

     These options expire at various dates through 2004. Options for 1,692,125 shares had vested at December 31, 1994 and were exercisable at prices ranging from $2.22 to $24.00.
  SHARES RESERVED FOR ISSUANCE
     At December 31, 1994, 6,637,747 shares of the Company's Class A common stock are reserved primarily for exercise and grant under the Company's stock compensation plans. In addition, 1,792,043 shares of Class A common stock and 3,000,000 shares of Class B common stock are reserved for issuance in conjunction with the acquisition of cellular interests discussed above.
NOTE 8: ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses were composed of the following at December 31, 1994 and 1993:

                                                                                                            1994       1993
Accounts payable........................................................................................   $25,030    $10,704
Accrued expenses:
  Interest..............................................................................................       129      1,190
  Payroll and commissions...............................................................................     5,865      3,176
  Other.................................................................................................     9,665      6,400
                                                                                                           $40,689    $21,470

                        VANGUARD CELLULAR SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED
NOTE 9: QUARTERLY INFORMATION (UNAUDITED)

1994 QUARTERS                                                             FIRST     SECOND      THIRD     FOURTH      TOTAL
Revenues..............................................................   $33,091    $40,755    $44,717    $49,438    $168,001
Income from operations................................................     1,442      3,430      5,989      1,005      11,866
Net loss before extraordinary item....................................    (3,055)    (1,243)      (263)    (9,384)    (13,945)
Net loss (1)..........................................................    (3,055)    (1,243)      (263)   (17,786)    (22,347)
Net loss per share before extraordinary item..........................     (0.08)     (0.03)     (0.01)     (0.24)      (0.36)
Net loss per share (1)................................................     (0.08)     (0.03)     (0.01)     (0.46)      (0.58)
1993 QUARTERS                                                             FIRST     SECOND      THIRD     FOURTH      TOTAL
Revenues..............................................................   $21,682    $26,451    $30,161    $30,770    $109,064
Income (loss) from operations.........................................    (1,653)         3      1,750         22         122
Net loss before extraordinary item....................................    (5,436)    (3,999)    (1,826)    (4,022)    (15,283)
Net loss (2)..........................................................    (5,436)    (7,714)    (1,826)    (4,022)    (18,998)
Net loss per share before extraordinary item..........................     (0.14)     (0.11)     (0.05)     (0.10)      (0.40)
Net loss per share (2)................................................     (0.14)     (0.20)     (0.05)     (0.10)      (0.50)

(1) The fourth quarter of 1994 includes an extraordinary item of $8,402 ($0.22 per share) relating to the write-off of deferred financing costs associated with the Company's 1993 Loan Agreement that was refinanced in December 1994.
(2) The second quarter of 1993 includes an extraordinary item of $3,715 ($0.09 per share) relating to the write-off of deferred financing costs associated with the Company's 1989 credit facility that was refinanced in April, 1993.
                                      F-17

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To Vanguard Cellular Systems, Inc.:
     We have audited the accompanying consolidated balance sheets of Vanguard Cellular Systems, Inc. (a North Carolina corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vanguard Cellular Systems, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.
     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.
                                         ARTHUR ANDERSEN LLP
Greensboro, North Carolina,
February 20, 1995.
                                      F-18

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                BALANCE     PROVISION
                                                                  AT        CHARGED TO
                                                               BEGINNING    COSTS AND
                                                               OF PERIOD     EXPENSES     DEDUCTIONS(1)    ACQUISITIONS(2)
Allowance for doubtful accounts
Year ended December 31, 1992................................    $ 2,652       $  991         $(1,685)           $  --
Year ended December 31, 1993................................    $ 1,958       $1,794         $(1,981)           $  --
Year ended December 31, 1994................................    $ 1,771       $3,059         $(2,134)           $  65

                                                              BALANCE AT
                                                                END OF
                                                                PERIOD
Allowance for doubtful accounts
Year ended December 31, 1992................................    $1,958
Year ended December 31, 1993................................    $1,771
Year ended December 31, 1994................................    $2,761

(1) Accounts written off during the period.
(2) Represents allowance for doubtful accounts for entities acquired during the period.
                                      F-19

                               INDEX TO EXHIBITS

                                                                                          SEQUENTIAL
EXHIBIT NO.                                 DESCRIPTION                                    PAGE NO.
*  3       (a) Charter of the Registrant, filed as Exhibit 3(a) to the Registrant's
              Registration Statement on Form S-1 (File No. 33-18067).
*  3       (b) Articles of Amendment to Charter of the Registrant dated May 12, 1989, filed as Exhibit 3(b) to the Registrant's Registration Statement on Form
              S-4 (File No. 33-35054).
*  3         )(1) Amended and Restated Bylaws of the Registrant, filed as Exhibit 4(b) to the Registrant's Form 10-Q for the quarter ended September 30, 1990.
*  3         )(2) Amendment to the Bylaws adopted September 11, 1991, filed as Exhibit
              4(c)(2) to the Registrant's Form 8 Amendment to Registrant's Form 10-Q
              for the quarter ended June 30, 1991.
*  4       (a) Specimen Common Stock Certificate, filed as Exhibit 4(a) to the
              Registrant's Registration Statement on Form S-1 (File No. 33-18067).
*  4         )(1) Amended and Restated Loan Agreement between the Registrant and various lenders led by The Bank of New York and The Toronto-Dominion Bank as
              agents, dated as of December 23, 1994, filed as Exhibit 2(a) to the
              Registrant's Current Report on Form 8-K dated as of December 23, 1994.
*  4         )(2) Security Agreement between the Registrant and various lenders led by The
              Bank of New York and The Toronto-Dominion Bank, as Secured Party, dated as of December 23, 1994, filed as Exhibit 2(b) to the Registrant's
              Current Report on Form 8-K dated as of December 23, 1994.
*  4         )(3) Master Subsidiary Security Agreement between the Registrant, certain of its subsidiaries and various lenders led by The Bank of New York and The
              Toronto- Dominion Bank, as Secured Party, dated as of December 23, 1994, filed as Exhibit 2(c) to the Registrant's Current Report on Form 8-K
              dated as of December 23, 1994.
* 10         )(1) Amended and Restated Stock Compensation Plan of the Registrant approved
              April 22, 1987 by the Shareholders of the Registrant, with forms of stock bonus and stock option agreements attached, filed as Exhibit 10
              (a) to the Registrant's Registration Statement, on Form
              S-1 (File No. 33-18067).
* 10         )(2) Amendment to Amended and Restated Stock Compensation Plan of the
              Registrant approved May 2, 1989 by the Shareholders of the Registrant, filed as Exhibit 4(h)(2) to the Registrant's Quarterly Report on Form
              10-Q for the quarter ended March 31, 1989.
* 10         )(3) Form of Restricted Stock Bonus Agreements dated March 23, 1987 between the Registrant and Stuart S. Richardson, Haynes G. Griffin, L.
              Richardson Preyer, Jr., Stephen R. Leeolou and Stephen L. Holcombe, and
              form of amendments dated October 12, 1987 to agreements with Messrs.
              Richardson, Griffin, Preyer and Leeolou, filed as Exhibit 10(a)(3) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1988.
* 10         )(4) Form of Restricted Stock Bonus Agreements dated October 12, 1987 between the Registrant and Haynes G. Griffin, Stephen R. Leeolou and L.
              Richardson Preyer, Jr., filed as Exhibit 10(a)(4) to the Registrant's
              Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
* 10         )(5) Form of Amendment to Restricted Stock Bonus Plan Agreements dated as of
              March 1, 1990 by and between Haynes G. Griffin, L. Richardson Preyer,
              Jr., Stephen R. Leeolou, and Stephen L. Holcombe and the Registrant,
              amending the Restricted Stock Bonus Plan Agreements dated as March 23,
              1987, filed as Exhibit 10(a)(5) to the Registrant's Annual Report on
              Form 10-K for the fiscal year ended December 31, 1990.

                                                                                          SEQUENTIAL
EXHIBIT NO.                                 DESCRIPTION                                    PAGE NO.
* 10         )(6) Form of Amendment to Restricted Stock Bonus Plan Agreements dated as of
              March 1, 1990 by and between Haynes G. Griffin, L. Richardson Preyer,
              Jr. and Stephen R. Leeolou and the Registrant, amending the Restricted
              Stock Bonus Plan Agreements dated as October 12, 1987, filed as Exhibit
              10(a)(6) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
* 10         )(7) Form of Second Amendment to Restricted Stock Bonus Plan Agreements dated
              February 22, 1991 between the Registrant and Haynes G. Griffin, Stephen
              R. Leeolou, and L. Richardson Preyer, Jr., amending the Restricted Stock
              Bonus Agreements dated October 12, 1987, filed as Exhibit 10(a)(7) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1990.
* 10         )(8) Form of Third Amendment to Restricted Stock Bonus Plan Agreements dated
              February 22, 1991 between the Registrant and Haynes G. Griffin, Stephen
              R. Leeolou, L. Richardson Preyer, Jr., and Stephen L. Holcombe, amending the Restricted Stock Bonus Agreements dated March 23, 1987, filed as
              Exhibit 10(a)(8) to the Registrant's Annual Report on Form 10-K for the
              fiscal year ended December 31, 1990.
* 10         )(9) Form of Third Amendment to Restricted Stock Bonus Plan Agreement dated
              February 22, 1991 between the Registrant and Stuart S. Richardson, amending the Restricted Stock Bonus Plan Agreement dated March 23, 1987, filed as Exhibit 10(a)(9) to the Registrant's Annual Report on Form 10-K
              for the fiscal year ended December 31, 1990.
  10          (10) Employment Agreement dated March 1, 1995 by and between the Registrant and Haynes G. Griffin.
  10          (11) Employment Agreement dated March 1, 1995 by and between the Registrant and L. Richardson Preyer, Jr.
  10          (12) Employment Agreement dated March 1, 1995 by and between the Registrant and Stephen R. Leeolou.
* 10          (13) Executive Officer Long-Term Incentive Compensation Plan adopted October
              1, 1990 by the Registrant, filed as Exhibit 10(a)(13) to the
              Registrant's Annual Report on Form 10-K to the fiscal year ended
              December 31, 1990.
* 10          (14) Form on Nonqualified Option Agreements dated October 12, 1987 between the Registrant and Stephen L. Holcombe, Ralph E. Hiskey, John F. Dille,
              Jr., Charles T. Hagel, L. Richardson Preyer, Sr. and Robert A.
              Silverberg, filed as Exhibit 10(a)(5) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
* 10          (15) Nonqualified Option Agreements dated October 12, 1987 between the
              Registrant and Robert M. DeMichele, John F. Dille, Jr., L. Richardson
              Preyer, Sr., Robert A. Silverberg and Thomas I. Storrs, filed as Exhibit
              10(a)(8) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
* 10          (16) Form of Incentive Stock Option Agreements dated March 3, 1988 between the Registrant and Stephen L. Holcombe and Richard C. Rowlenson, filed as Exhibit 10(a)(9) to the Registrant's Annual Report on Form 10-K for
              the fiscal year ended December 31, 1988.
* 10          (17) Form of Incentive Stock Option Agreements dated June 23, 1988 between the Registrant and Charles T. Hagel, Haynes G. Griffin, L. Richardson
              Preyer, Jr., and Stephen R. Leeolou, filed as Exhibit 10(a)(10) to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1988.
  10          (18) 1994 Long-Term Incentive Plan of the Registrant approved May 4, 1994 by the Shareholders of the Registrant, as amended by the Registrant's Board of Directors on July 20, 1994.
  10          (19) Senior Management Severance Plan of the Registrant adopted March 8,
              1995.
  10          (20) Form of Severance Agreement for Senior Management Employees of the
              Registrant.

                                                                                          SEQUENTIAL
EXHIBIT NO.                                 DESCRIPTION                                    PAGE NO.
* 10         )(1) Loan Agreement between the Registrant and various lenders led by The
              Bank of New York and The Toronto-Dominion Bank as agents, dated as of
              December 23, 1994, filed as Exhibit 2(a) to the Registrant's Current
              Report on Form 8-K dated as of December 23, 1994.
* 10         )(2) Security Agreement between the Registrant and various lenders led by The
              Bank of New York and The Toronto-Dominion Bank, as Secured Party, dated as of December 23, 1994, filed as Exhibit 2(b) to the Registrant's
              Current Report on Form 8-K dated as of December 23, 1994.
* 10         )(3) Master Subsidiary Security Agreement between the Registrant, certain of its subsidiaries and various lenders led by The Bank of New York and The
              Toronto-Dominion Bank, as Secured Party, dated as of December 23, 1994 filed as Exhibit 2(c) to the Registrant's Current Report on Form 8-K
              dated as of December 23, 1994.
* 10         )(1) 1993 Employee Stock Purchase Plan of the Registrant approved May 5, 1993 by the Shareholders of the Registrant, filed as Exhibit 28(a) to the
              Registrant, filed as Exhibit 28 (a) to the Registrant's Registration
              Statement on Form S-8, (File No. 33-69824).
* 10         )(2) Form of Option Letter and Subscription Agreement, filed as Exhibit 28(b)
              to the Registrant's Registration Statement in Form S-8 (File No.
              33-69824).
* 10         )(1) 1989 Stock Option Plan of the Registrant approved by the Board of
              Directors of the Registrant on December 21, 1989, and approved by
              Shareholders at a meeting held on May 10, 1990, filed as Exhibit
              10(h)(1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
* 10         )(2) Form of Nonqualified Stock Option Agreements dated March 1, 1990 between the Registrant and Haynes G. Griffin, L. Richardson Preyer, Jr., Stephen
              R. Leeolou, Stephen L. Holcombe, and Stuart S. Richardson, filed as
              Exhibit 10(h)(2) to the Registrant's annual Report on Form 10-K for the fiscal year ended December 31, 1989.
* 10         )(3) Form of Incentive Stock Option Agreement dated March 1, 1990 between the
              Registrant and Richard C. Rowlenson, filed as Exhibit 10(h)(2) to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1989.
* 10         )(4) Form of Incentive Stock Option Agreement dated July 30, 1990 between the
              Registrant and Stephen L. Holcombe, Richard C. Rowlenson, Sunir Kochhar
              and Timothy G. Biltz, filed as Exhibit 10(f)(4) to the Registrant's
              Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
* 10         )(5) Stock Option Agreement dated November 28, 1990 between the Registrant and Stuart Smith Richardson, filed as Exhibit 10(f)(5) to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1990.
* 10         )(6) Form of Stock Option Agreements dated November 28, 1990 between the
              Registrant and Haynes G. Griffin, Stephen R. Leeolou, L. Richardson
              Preyer, Jr. and Stephen L. Holcombe, filed as Exhibit 10(f)(6) to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1990.
* 10         )(7) Incentive Stock Option Agreements dated November 28, 1990 between the
              Registrant and Richard C. Rowlenson, filed as Exhibit 10(f)(7) to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1990.
* 10         )(1) Joint Venture Agreement by and among W&J Metronet, Inc., Vanguard
              Cellular Systems of Coastal Carolina, Inc., Providence Journal
              Telecommunications and the Registrant dated as of January 19, 1990, filed as Exhibit 10(j) to the Registrant's Registration Statement on
              Form S-4 (File No. 33-35054).

                                                                                          SEQUENTIAL
EXHIBIT NO.                                 DESCRIPTION                                    PAGE NO.
* 10         )(2) First Amendment and Assumption Agreement dated as of the 28th day of
              December, 1990 to Joint Venture Agreement by and among W&J Metronet,
              Inc., Vanguard Cellular Systems of Coastal Carolina, Inc., Providence
              Journal Telecommunications and the Registrant dated as of January 19,
              1990, filed as Exhibit 10(g)(2) to the Registrant's Annual Report on
              Form 10-K for the fiscal year ended December 31, 1990.
* 10         )(1) Stock Purchase Agreement by and between Geotek Industries, Inc. and
              Vanguard Cellular Systems, Inc., dated as of December 29, 1993, filed as
              Exhibit 1 to Schedule 13D dated December 29, 1993 with respect to the
              Common Stock of Geotek Industries, Inc.
* 10         )(2) Option Agreement by and between Geotek Communications, Inc. and Vanguard
              Cellular Systems, Inc. dated as of February 23, 1994, filed as Exhibit 3 to Amendment 1 of Schedule 13D dated February 23, 1994 with respect to the Common Stock of Geotek Communications, Inc.
* 10         )(3) Management Agreement by and between Geotek Communications, Inc. and
              Vanguard Cellular Systems, Inc. dated as of February 23, 1994, filed as
              Exhibit 4 to Amendment 1 of Schedule 13D dated February 23, 1994 with respect to the Common Stock of Geotek Communications, Inc.
* 10         )(4) Registration Rights Agreement by and between Geotek Communications, Inc.
              and Vanguard Cellular Systems, Inc. dated as of February 23, 1994 filed as Exhibit 5 to Amendment 1 of Schedule 13D dated February 23, 1994 with respect to the Common Stock of Geotek Communications, Inc.
* 10         )(5) System Access Agreement by and between Geotek Communications, Inc. and
              Vanguard Cellular Systems, Inc. dated as of February 23, 1994, filed as
              Exhibit 6 to Amendment 1 of Schedule 13D dated February 23, 1994 with respect to the Common Stock of Geotek Communications, Inc.
* 10         )(6) Stockholders Voting Agreement dated as of February 23, 1994, filed as
              Exhibit 7 to Amendment 1 of Schedule 13D dated February 23, 1994 with respect to the Common Stock of Geotek Communications, Inc.
  11          Calculation of fully diluted net loss per share for the years ended
              December 31, 1994, 1993, and 1992.
  22          Subsidiaries of the Registrant.
  24          Consent of Arthur Andersen LLP to incorporation by reference to the
              Registrant's Form S-4 Registration Statement No. 33-35054, Form
              S-8 Registration Statement No. 33-22866, Form S-8 Registration Statement
              No. 33-36986, and Form S-8 Registration Statement No. 33-53559, and Form
              S-8 Registration Statement No. 33-69824.
  27          Financial Data Schedule.

* Incorporated by reference to the statement or report indicated.