Form 10-Q
period 1995-03-31
VANGUARD CELLULAR SYSTEMS INC
filed 1995-05-15
CIK 771178

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549

                                FORM 10-Q


(MARK ONE)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    March 31, 1995
                                 or

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

The number of shares outstanding of the issuer's common stock as of May 1, 1995 was 41,187,898.

VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES


                      INDEX



PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets -           I-1
          March 31, 1995 and December 31, 1994

          Condensed Consolidated Statements of Operations - I-2
          Three months ended March 31, 1995 and 1994

          Condensed Consolidated Statements of Cash Flows - I-3
          Three months ended March 31, 1995 and 1994

          Notes to Condensed Consolidated Financial         I-4
          Statements

  Item 2. Management's Discussion and Analysis of           I-7
          Results of Operations and Financial Condition


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                  II-1


SIGNATURES                                                  II-2

Item 1. Financial Statements


	            VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

	                  CONDENSED CONSOLIDATED BALANCE SHEETS

	(Dollar amounts in thousands)

							                                  March 31,	      	December 31,
	             ASSETS			                                             1995	           1994
   (Substantially all pledged on long-term debt)					(Unaudited)	      	(See note)


Current Assets:
	Cash......................................................................	$	9,781		$	5,745
	Accounts receivable, net of allowances for doubtful accounts of $3,083
	  and $2,761..............................................................	       20,116			22,664
	Cellular telephone inventories............................................		9,951			10,417
	Prepaid expenses..........................................................		1,795			   717
	           Total current assets...........................................	       41,643			39,543

Investments (Note 2)........................................................		      297,443		       257,203

Property and Equipment, net of accumulated depreciation of $85,141 and
	$80,022...................................................................	      145,613		       120,325

Other Assets, net of accumulated amortization of $1,366 and $635............		       16,161			14,640
	           Total assets.................................................. $           500,860	        $      431,711


	LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
	Accounts payable and accrued expenses.....................................$            32,475		$	40,689
	Customer deposits ........................................................		1,203			   632
             Total current liabilities......................................		       33,678			41,321
Long-Term Debt..............................................................		      432,148		       348,649
Minority Interests .........................................................		        2,557			 2,534

Commitments and Contingencies

Shareholders' Equity:
	Preferred stock - $.01 par value, 1,000,000 shares authorized, no shares
	  issued..................................................................	         --			--
	Common stock, Class A - $.01 par value, 60,000,000 shares authorized,
	  41,185,468 and 40,529,334 shares issued and outstanding.................		 412			  405
	Common stock, Class B - $.01 par value, 30,000,000 shares authorized,
	  no shares issued........................................................		 --			--
	Additional capital in excess of par value.................................	     236,346		       234,731
	Net unrealized holding losses.............................................	     (10,505)		        (9,310)
	Accumulated deficit.......................................................	    (193,776)   	      (186,619)
             Total shareholders' equity.....................................	              32,477			39,207
             Total liabilities and shareholders' equity.....................      $	     500,860		$      431,711

	 The accompanying notes to condensed consolidated financial statements
	               are an integral part of these balance sheets.



Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

	VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


	 (Dollar amounts in thousands, except per share data)

                                                                                           1995                   1994
											(Unaudited)		(Unaudited)
Revenues:
	Service fees.....................................................	$	43,867		$	28,502
	Cellular telephone equipment revenues............................		 5,042		  	 3,910
	Other............................................................		   908			   679
											49,817			33,091


Costs and Expenses:
	Cost of service..................................................		5,974			4,800
	Cost of cellular telephone equipment.............................		9,047			5,929
	General and administrative.......................................	       12,747			9,145
	Marketing and selling............................................	       12,026			6,792
	Depreciation and amortization....................................		8,060			4,983
										       47,854			31,649
Income From Operations...............................................			1,963			1,442

Net Gain (Losses) on Dispositions ...................................			    7			 (313)

Interest Expense.....................................................		       (8,574)		       (3,984)

Other, net...........................................................		 	 (530)			 (205)
Loss Before Minority Interests.......................................		       (7,134)		       (3,060)

Minority Interests...................................................			  (23)		    	    5
Net Loss.............................................................	 $	       (7,157)	         $     (3,055)
Net Loss Per Share ..................................................		$	(0.18)		 $	(0.08)


Weighted Average Number of Common
  Shares Outstanding ................................................		   40,686,397	           38,401,896






         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

	                      VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
	                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994



(Dollar amounts in thousands)

                                                                                       1995            1994
                                                                                     (Unaudited)     (Unaudited)
Cash flows from operating activities:

	Net loss...................................................................$	(7,157)		$	(3,055)

	Adjustments to reconcile net loss to net cash used in
	   operating activities:
	   Depreciation and amortization...........................................	8,060			4,983
	   Amortization of deferred debt issuance costs............................	  316			  297
	   Equity in losses of unconsolidated cellular entities....................	  211			  268
	   Minority interests......................................................	   23			   (5)
	   Net (gain) loss on dispositions.........................................	   (7)			  313
	   Non-cash compensation for management consulting services................	 (598)			 (353)
	   Changes in current items:
	    Accounts receivable, net...............................................	2,670		         (756)
	    Cellular telephone inventories.........................................	  655			 (239)
	    Account payable and accrued expenses...................................    (8,539)		       (4,234)
	    Other, net.............................................................	 (656)			  (89)
	    Net cash used in operating activities..................................    (5,022)			(2,870)

Cash flows from investing activities:

	Purchase of property and equipment.........................................   (24,842)	        	(5,560)
	Proceeds from dispositions of property and equipment.......................	   48			    22
	Payments for acquisition of investments....................................   (51,163)  	       (32,351)
	Capital contributions to unconsolidated cellular entities..................	  (67)			    (3)
	    Net cash used in investing activities..................................   (76,024)                 (37,892)

Cash flows from financing activities:

	Principal payments of long-term debt.......................................	   (1)			    (1)
	Net proceeds from issuance of common stock.................................	1,622			    73
	Proceeds of long-term debt.................................................    83,500			35,500
	Increase in other assets...................................................	  (39)			(2,203)
	    Net cash used in by financing activities...............................    85,082			33,369

Net increase (decrease) in cash................................................		4,036			(7,393)

Cash, beginning of period......................................................		5,745			 9,098

Cash, end of period............................................................	$	9,781	     	$	  1,705

SUPPLEMENTAL DISCLOSURE OF INTEREST PAID.......................................	$	7,675		$	  4,274









	  The accompanying notes to condensed consolidated financial statements
	                 are an integral part of these statements.

VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
(Unaudited)

Note 1:   Basis of Presentation


The accompanying condensed consolidated financial statements of Vanguard Cellular Systems, Inc. and Subsidiaries (the Company) have been prepared without audit pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and cellular entities in which the Company holds a majority ownership interest. Investments in entities in which the Company exercises significant influence but does not exercise control through majority ownership have been accounted for using the equity method of accounting. Ownership interests in entities in which the Company does not exercise significant influence or does not control through majority ownership have been accounted for using the cost method of accounting.

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

Note 2:   Investments

Cellular Entities

The Company continues to expand its ownership of cellular markets through strategic acquisitions. The Company's significant activity relating to its cellular investments during the first quarter of 1995 was as follows:

In January 1995, the Company purchased the Union,
Pennsylvania (PA-8) RSA for a cash price of $51.3 million with borrowings under its 1994 Credit Facility. The PA-8
RSA lies in the center of the Company's Mid-Atlantic
Supersystem.

Pro forma consolidated results of operations, as if the acquisition of the PA-8 RSA had occurred January 1, 1994, are as follows (in thousands, except per share data):

                                              Three Months
                                             Ended March 31,
                                             1995      1994

Revenues....................................$50,324 $34,167
Net loss.................................... (7,398) (4,034)
Net loss per share........................... (0.18)  (0.11)

Geotek Communications, Inc.

In February 1994, the Company and Geotek Communications, Inc. ("Geotek") formed a strategic alliance whereby the Company purchased from Geotek 2.5 million shares of Geotek common stock for $30 million and received a series of options to purchase additional shares in Geotek in three separately linked transactions. Geotek is a tele-communications company that is developing an Enhanced Specialized Mobile Radio (ESMR) wireless communications network in the United States based on its Frequency Hopping Multiple Access digital technology (FHMATM). Geotek's common stock is traded on the NASDAQ National Market System. In addition, the Company entered into a 5-year management consulting agreement to provide operational and marketing support in exchange for 300,000 shares of Geotek common stock per year. In the first quarter of 1995, the Company earned and recorded as revenue approximately 75,000 shares under the management agreement with an aggregate value of $598,000 based upon the average closing price of Geotek stock during the periods held. During the same period in 1994, the Company earned and recorded as revenue 32,000 shares with an aggregate value of $353,000. The rights to future shares under the management agreement are subject to continued exercise of options to purchase stock discussed below.

In April, 1995, the Company and Toronto Dominion Investments ("TDI"), a subsidiary of Toronto Dominion Bank, reached an agreement in principle to invest an additional $10 million in Geotek. Under the terms of the agreement, the Company and TDI will each purchase 531,463 shares of Series L Convertible Preferred Stock with a stated value of $9.408 per share for $5.0 million. Dividends on the shares are payable quarterly at a rate of 7-1/2% per annum, in cash or preferred shares. The shares are convertible into common shares of Geotek at a conversion price of $9.408 per share subject to certain adjustments.

As part of this new investment the stock options previously granted to the Company by Geotek in 1994 will be amended to extend their expiration dates and reduce the number of shares subject to the options such that the Company will have the right to purchase 1,000,000 shares of Geotek Common Stock at $15 per share ("Series A Option") and 1,714,200 additional shares at $16 per share ("Series B Option") until September 1, 1996 and 2,571,300 additional shares at $17 per share until 12 months from the expiration date of the Series B Option ("Series C Option"). The Company may extend the Series B and Series C Options by six months and the Series C Option by an additional six months and, if any portion of any series of options expires, all unexercised options will expire immediately. In addition, the Company's five-year management agreement with Geotek will be amended to provide that, if the Series C Option is exercised prior to the fourth anniversary date of the Agreement, the 300,000 shares issuable on the fifth anniversary date would be issuable on the fourth anniversary date of the Agreement. TDI will receive from Geotek an option to purchase 1,000,000 shares at $15 per share, 285,800 shares at $16 per share and 428,700 shares at $17 per share, each with the same term as the Company's Series A, Series B and Series C Options, respectively. The consummation of the foregoing transactions is subject to customary conditions, including negotiation of definitive agreements. All transactions are expected to occur in the second quarter of 1995 except that the Company is not required to fund the purchase of its portion of the Series L Convertible preferred Stock until September 1, 1995.


International Wireless Communications, Inc.

The Company owns 19.9% of the outstanding stock of International Wireless Communications, Inc. ("IWC") representing an aggregate investment of $6.6 million. IWC is a development stage company specializing in securing, building and operating wireless businesses other than cellular telephone systems primarily in Latin America and Southeast Asia. The Company's investment in IWC is carried at cost in the accompanying financial statements.

In April 1995, the Company agreed to merge its ownership interests and rights to acquire ownership interests in ten international projects where IWC and the Company have agreed to co-invest. In exchange for the contribution of these interests, the Company will receive an amount of IWC stock to increase its ownership to approximately 49.8% of the issued and outstanding ownership of IWC. The exchange is expected to close in the second quarter of 1995.




Note 3:   Long-Term Debt

Long-term debt consists of the following as of March 31, 1995 and December 31, 1994 (in thousands):

                                   March 31,    December 31,
                                     1995           1994
                                  (Unaudited)

Borrowings under the 1994 Credit
Facility:
     Term Loan                      $  325,000          $ 325,000
     Revolving Loan                    107,000            23,500
     Other Long-Term Debt                  148             149
                                     $ 432,148          $ 348,649


On December 23, 1994, the Company completed the closing of a $675 million credit facility, pursuant to an Amended and Restated Loan Agreement (the "1994 Credit Facility"), with various lenders led by The Toronto-Dominion Bank and The Bank of New York.

The 1994 Credit Facility consists of a "Term Loan" and a "Revolving Loan". The Term Loan, in the amount of $325 million, was used to repay the Company's borrowings under the 1993 Loan Agreement. The Revolving Loan, in the amount of up to $350 million, is available for capital expenditures, to make acquisitions of and investments in cellular and other wireless communication interests, and for other general corporate purposes. As of March 31, 1995 $243 million was available for future borrowings under the Revolving Loan.

The Company maintains interest rate swap and interest rate cap agreements which provide protection against interest rate risk. At March 31, 1995, the Company had interest rate cap agreements in place covering a notional amount of $270 million. The interest rate cap agreements provide protection to the extent that LIBOR exceeds 5.5% through July 1995, or 7.63% through December 1995, or 9.63% through December 1997. The total cost of these interest rate cap agreements of $687,000 has been recorded in other assets in the consolidated balance sheets and is being amortized over the lives of the agreements as a component of interest expense.

Additionally, the Company maintains an interest rate swap agreement that fixes the LIBOR interest rate at 6.9% on a notional amount of $100 million through June 1995. Under this swap agreement, the Company benefits if LIBOR interest rates increase above the fixed rates and incurs additional interest expense if rates remain below the fixed rates. Any amounts received or paid under this agreement are reflected as interest expense over the period covered.

For further information on the terms and conditions of the 1994 Credit Facility refer to Management's Discussion and
Analysis of Results of Operations and Financial Conditions -
Liquidity and Capital Resources.


Note 4: Common Stock

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

VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
          OF OPERATIONS AND FINANCIAL CONDITION

The following is a summary of the Company's ownership interests in cellular markets in which the Company's ownership interests exceeded 20% at March 31, 1995 and 1994.
This table does not include any ownership interests that were contracted for at these dates.

                                            March 31,
Cellular Markets                        1995        1994

MID-ATLANTIC SUPERSYSTEM:
     Allentown, PA/NJ                   100.0%    100.0%
     Wilkes-Barre/Scranton, PA          100.0     100.0
     Harrisburg, PA                      86.8      86.8
     Lancaster, PA                      100.0     100.0
     York, PA                           100.0     100.0
     Reading, PA                        100.0     100.0
     Altoona, PA                        100.0       3.0
     State College, PA                   97.0      97.0
     Williamsport, PA                    91.6      90.3
     Union, PA (PA-8 RSA)               100.0       --
     Chambersburg, PA (PA-10 East RSA)   91.3       --
     Hagerstown, MD                       --       90.8
     Lebanon, PA (PA-12 RSA)            100.0     100.0
     Mifflin, PA (PA-11 RSA)            100.0     100.0
     Wayne, PA (PA-5 RSA)               100.0     100.0
     Orange County, NY                  100.0     100.0
     Binghamton, NY                     100.0       1.0
     Elmira, NY                         100.0       --

NEW ENGLAND METRO-CLUSTER:
     Portland, ME                       100.0     100.0
     Portsmouth, NH/ME                  100.0     100.0
     Bar Harbor, ME (ME-4 RSA)          100.0       --

FLORIDA METRO-CLUSTER:
     Pensacola, FL                      100.0     100.0
     Fort Walton Beach, FL              100.0     100.0

WEST VIRGINIA METRO-CLUSTER:
     Huntington, WV/KY/OH               100.0     100.0
     Charleston, WV                     100.0     100.0
     Ripley, WV (WV-1 East RSA)         100.0       --

CAROLINAS METRO-CLUSTER:
     Myrtle Beach, SC (SC-5 RSA)        100.0     100.0
     Wilmington, NC                      47.7      47.7
     Jacksonville, NC                    47.3      47.3

RESULTS OF OPERATIONS

Three Months Ended March 31, 1995 and 1994

Unless otherwise indicated all information in this report has been adjusted for the Company's 3 for 2 stock split paid in the form of a stock dividend on August 24, 1994.

Service revenues increased by $15.4 million or 54% primarily as a result of an 87% increase in the number of subscribers in majority owned markets to approximately 280,000 as of March 31, 1995, as compared to the end of the first quarter of 1994. Approximately 82% of the increase in the number of subscribers was due to subscriber growth in markets controlled by the Company in both periods. Total net subscribers in the Company's majority owned markets increased by 35,000 during the first quarter of 1995 as compared to 17,700 in the first quarter of 1994. This 98% increase in the growth rate of net subscriber additions is the result of approximately 9,000 subscribers added as a result of the Company's acquisition of the Union, Pennsylvania (PA-8) Rural Service Area during January of 1995, an increase in productivity by sales personnel which the Company believes has been augmented by increased sales training, and the growing acceptance of cellular communications. The growth in net subscriber additions also reflects the number of agents in the Company's indirect distribution channels combined with moderate economic recovery in the Company's operating regions.

Service revenues attributable to the Company's own subscribers increased 61% during the first quarter of 1995 to $36.2 million as compared to the same period in 1994. Average monthly local revenue per subscriber declined 13% to $46 compared to $53 a year ago. Approximately 20% of this decline is due to the acquisition of markets with existing subscribers who produce lower local revenue. The balance of the decline is due to a combination of factors including increased incremental penetration into the segment of consumers who generally use their cellular phones less frequently, and an extremely mild winter in the Company's core markets. Service revenues generated by customers of other cellular providers roaming into the Company's markets increased 27% to $7.7 million as compared to $6.1 million a year ago. This increase is the result of increased minutes and is partially offset by rate reductions entered into with certain other cellular providers in the beginning of 1995. The reduced rates charged to other cellular carriers is the result of negotiations in which the Company also pays lower rates. When combining revenue from the Company's customers with roaming revenue, overall average monthly revenue per subscriber for the quarter declined 16% to $56 from $67 a year ago.

Cellular equipment revenues increased $1.1 million or 29% to $5.0 million for the three months ended March 31, 1995 as compared to the same period in 1994. This increase was primarily due to the 87% increase in net subscriber additions in the 1995 period. Cost of cellular equipment increased 53% to $9.0 million during the 1995 period. The Company continues to sell telephones at or below cost in response to competitive pressures and also continues the availability of its rental program.

Cost of service expenses as a percentage of service fees improved from 17% during the first quarter of 1994 to 14% during the first quarter of 1995. In many instances, the Company's customers who roam into adjacent cellular markets are charged at rates consistent with those rates the Company charges in its own markets rather than passing through higher roaming rates customarily charged by many cellular carriers. This billing practice creates a marketing advantage by providing the customer with a broader virtual service area. The net cost associated with this billing practice was $1.6 million for the three months ended
March 31, 1995 as compared to $2.0 million during the same period in 1994. The Company has been able to reduce costs associated with this billing practice through the negotiation of more favorable roaming agreements with both wireline and non-wireline cellular service providers. These negotiations have also resulted in rate reductions to certain other cellular providers described above. In addition, the continued negotiation of more favorable interconnection agreements with local exchange carriers should contribute to stability in cost of service as a percentage of service fees.

General and administrative expenses increased 39% or $3.6 million during the three months ended March 31, 1995 but decreased as a percentage of service fees to 29% from 32% in the same period in 1994. The overall increase is related to the advanced deployment of general and administrative resources necessary to accommodate anticipated subscriber growth during the next several quarters. These expenses declined as a percentage of service fees primarily as a result of controlled increases of many overhead expenses resulting in higher utilization of the Company's existing
personnel and systems.   General and administrative expenses
should continue to decline as a percentage of service fees as the Company continues to add more subscribers without commensurate increases in general and administrative overhead.

Marketing and selling expenses increased 77% to $12.0 million during the three months ended March 31,1995, as compared to the same period in 1994. As a percentage of service fees, these expenses increased to 27% from 24%. During the three months ended March 31, 1995 marketing and selling expenses, including the net loss on subscriber equipment, increased to $16.0 million from $8.8 million for the same period in 1994. This increase is primarily attributable to the higher rate of growth in net subscriber additions described above for the 1995 period as compared to the 1994 period and the resulting increase in salaries and commissions. Marketing and selling expenses per net subscriber addition (excluding the PA-8 subscriber additions), including the loss on cellular equipment, increased 24% to $617 in 1995 from $498 during the same period in 1994. This increase was primarily a result of increased advertising and cellular phone promotion expenditures during the first quarter of 1995 in anticipation of larger subscriber growth through the remainder of the year.

Depreciation and amortization increased $3.1 million or 62% during the three months ended March 31, 1995 as compared with the same period in 1994. The addition of approximately $70.3 million of new property and equipment placed in service during the twelve months ended March 31, 1995, accounts for approximately $2.0 million of the increase.
The balance of the increase is the result of the amortization of licenses and customer base acquired through acquisitions during the same period.

Interest expense increased $4.6 million or 115% during the three months ended March 31, 1995. This increase resulted equally from an increase in average borrowings of approximately $153.3 million, and an increase in average interest rates charged.

Net loss increased from $3.1 million or $.08 per share for the three months ended March 31, 1994 to $7.2 million or $.18 per share in the 1995 period. The increase in net loss per share is primarily attributable to the increases in depreciation, amortization, and interest expense as discussed above.

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

The specific capital requirements of the Company will depend primarily on the timing and size of any additional acquisitions and other investments as well as property and equipment needs associated with the rate of subscriber growth. Operating Cash Flow (or EBITDA) has been a significant source of internal funding in recent years, but the Company does not expect Operating Cash Flow to grow sufficiently to meet both its property and equipment and debt service requirements for at least the next two years. In recent years, the Company has met its capital requirements for property and equipment purchases primarily through bank financing. Acquisitions and other investments have been financed through a combination of bank borrowings and issuances of Class A Common Stock.

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

As of March 31, 1995, $432 million had been borrowed under the 1994 Credit Facility. Under the restrictive covenants of the facility, future borrowing availability generally increases as the Company's operating performance improves. The Company does not expect these covenants to curtail planned borrowings. As of March 31, 1995, the most restrictive of these covenants would limit additional available borrowings during the second quarter of 1995 to $83.9 million.

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

The Term Loan and the Revolving Loan bear interest at a rate equal to the Company's choice of the Prime Rate or Eurodollar Rate plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. As of March 31, 1995 the leverage ratio, which is computed as the ratio of Total Debt (as defined) to Adjusted Cash Flow (as defined), was at such a level as to cause the applicable margins on the borrowings to be 1.000% and 2.250% per annum for the Prime Rate and Eurodollar Rate, respectively.

ACQUISITIONS. The Company completed several acquisitions in 1994 and early 1995. On April 26, 1994, the Company completed the acquisition of the Altoona, PA MSA and the Chambersburg, PA
(PA-10 East) RSA, which are contiguous to its Mid-Atlantic Supersystem in exchange for $4.4 million in cash, the exchange of the Hagerstown, MD cellular market and the Company's minority ownership interest in one cellular market.

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

On December 14, 1994, the Company purchased the Binghamton, New York MSA and the Elmira, New York MSA ("Binghamton/Elmira Transaction") for a purchase price of approximately 1.8 million shares of the Company's Class A Common Stock and $6.1 million in cash borrowed under its credit facility. These markets are contiguous to the Company's Mid-Atlantic Supersystem.

In January 1995, the Company purchased the Union, Pennsylvania (PA-8) RSA for a cash price of $51.3 million with borrowings under its 1994 Credit Facility. The PA-8 RSA lies in the center of the Company's Mid-Atlantic Supersystem and is an operational cellular system. Condensed pro forma financial information for PA-8 as of March 31, 1995, is contained in Note 2 to the condensed consolidated financial statements.

GEOTEK COMMUNICATIONS, INC. In February 1994, the Company and Geotek Communications, Inc. ("Geotek") formed a strategic alliance whereby the Company purchased from Geotek 2.5 million shares of Geotek common stock for $30 million and received a series of options to purchase additional shares in Geotek in three separately linked transactions. Geotek is a tele-communications company that is developing an Enhanced Specialized Mobile Radio (ESMR) wireless communications network in the United States based on its Frequency Hopping Multiple Access digital technology (FHMATM). Geotek's common stock is traded on the NASDAQ National Market System. In addition, the Company entered into a 5-year management consulting agreement to provide operational and marketing support in exchange for 300,000 shares of Geotek common stock per year. In the first quarter of 1995, the Company earned and recorded as revenue approximately 75,000 shares under the management agreement with an aggregate value of $598,000 based upon the average closing price of Geotek stock during the periods held. During the same period in 1994, the Company earned and recorded as revenue 32,000 shares with an aggregate value of $353,000. The rights to future shares under the management agreement are subject to continued exercise of options to purchase stock discussed below.

In April, 1995, the Company and Toronto Dominion Investments ("TDI"), a subsidiary of Toronto Dominion Bank, reached an agreement in principle to invest an additional $10 million in Geotek. Under the terms of the agreement, the Company and TDI will each purchase 531,463 shares of Series L Convertible Preferred Stock with a stated value of $9.408 per share for $5.0 million. Dividends on the shares are payable quarterly at a rate of 7-1/2% per annum, in cash or preferred shares. The shares are convertible into common shares of Geotek at a conversion price of $9.408 per share subject to certain adjustments.

As part of this new investment the stock options previously granted to the Company by Geotek in 1994 will be amended to extend their expiration dates and reduce the number of shares subject to the options such that the Company will have the right to purchase 1,000,000 shares of Geotek Common Stock at $15 per share ("Series A Option") and 1,714,200 additional shares at $16 per share ("Series B Option") until September 1, 1996 and 2,571,300 additional shares at $17 per share until 12 months from the expiration date of the Series B Option ("Series C Option"). The Company may extend the Series B and Series C Options by six months and the Series C Option by an additional six months and, if any portion of any series of options expires, all unexercised options will expire immediately. In addition, the Company's five-year management agreement with Geotek will be amended to provide that, if the Series C Option is exercised prior to the fourth anniversary date of the Agreement, the 300,000 shares issuable on the fifth anniversary date would be issuable on the fourth anniversary date of the Agreement. TDI will receive from Geotek an option to purchase 1,000,000 shares at $15 per share, 285,800 shares at $16 per share and 428,700 shares at $17 per share, each with the same term as the Company's Series A, Series B and Series C Options, respectively. The consummation of the foregoing transactions is subject to customary conditions, including negotiation of definitive agreements. All transactions are expected to occur in the second quarter of 1995 except that the Company is not required to fund the purchase of its portion of the Series L Convertible preferred Stock until September 1, 1995.

INTERNATIONAL WIRELESS COMMUNICATIONS, INC. The Company owns 19.9% of the outstanding stock of International Wireless Communications, Inc. ("IWC") representing an aggregate investment of $6.6 million. IWC is a development stage company specializing in securing, building and operating wireless businesses other than cellular telephone systems primarily in Latin America and Southeast Asia. The Company's investment in IWC is carried at cost in the accompanying financial statements.

In April 1995, the Company agreed to merge its ownership interests and rights to acquire ownership interests in ten international projects where IWC and the Company have agreed to co-invest. In exchange for the contribution of these interests the Company will receive an amount of IWC stock to increase its ownership to approximately 49.8% of the issued and outstanding ownership of IWC. The transaction requires an amendment to the Company's 1994 Credit Facility allowing contribution of the ten international projects. The exchange is expected to close in the second quarter of 1995.

CAPITAL EXPENDITURES. As of March 1995, the Company had approximately $206 million of property and equipment placed in service. The Company historically has incurred capital expenditures primarily based upon capacity needs in its existing markets resulting from continued subscriber growth. During 1994, the Company initiated a plan to double the number of cell sites in order to increase geographic coverage and provide for additional portable usage in the Company's cellular markets. As a result of this accelerated network buildout and the continued growth of the Company's subscriber base, capital expenditures were approximately $24.8 million during the first quarter of 1995. Capital expenditures for the remainder of 1995 are estimated to be approximately $105.2 million and are expected to be funded primarily with proceeds from the 1994 Credit Facility.

CASH FLOW GOALS. Operating Cash Flow improved $3.6 million to $10.0 million during the three months ended March 31, 1995 as compared to the same period last year. The Company's primary goal over the next several years will be to maximize Operating Cash Flow. In order to do so the Company must minimize decreases in monthly revenue per subscriber and continue to have rapid subscriber growth with low incremental marketing and sales costs.

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

INFLATION. The Company believes that inflation affects its business no more than it generally affects other similar businesses.

Part II. OTHER INFORMATION


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a) The exhibits to this Form 10-Q are listed in the accompanying Index to Exhibits.

(b)  Reports on Form 8-K.

     (1) On January 9, 1995, the Registrant filed a Current Report on Form 8-K, dated December 23, 1994. The Form 8-K reported the closing of the Registrant's $675 million credit facility and filed related exhibits.

     (2) On February 13, 1995, the Registrant filed a Current Report on Form 8-K, dated January 27, 1995. The Form 8-K reported the consummation of the acquisition of all of the outstanding stock of Sunshine Cellular (Union, Pennsylvania(PA-8 RSA))and updated the financial and other information previously reported.

                               SIGNATURES






     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   VANGUARD CELLULAR SYSTEMS, INC.


Date:     May 15, 1995        By:  /s/      Haynes G. Griffin
                                            Haynes G. Griffin
                                                President
                                                   and
                                         Chief Executive Officer


Date:     May 15, 1995        By:  /s/     Stephen L. Holcombe
                                           Stephen L. Holcombe
                                          Senior Vice President
                                                   and
                                          Chief Financial Officer
                                        (principal accounting and
                                         principal financial officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.                                 DESCRIPTION
* 10(a))(1)   Amended and Restated Stock Compensation Plan of the Registrant approved
              April 22, 1987 by the Shareholders of the Registrant, with forms of stock bonus and stock option agreements attached, filed as Exhibit 10
              (a) to the Registrant's Registration Statement, on Form
              S-1 (File No. 33-18067).
* 10(a)(2)    Amendment to Amended and Restated Stock Compensation Plan of the
              Registrant approved May 2, 1989 by the Shareholders of the Registrant, filed as Exhibit 4(h)(2) to the Registrant's Quarterly Report on Form
              10-Q for the quarter ended March 31, 1989.
* 10(a)(3)    Form of Restricted Stock Bonus Agreements dated March 23, 1987 between the Registrant and Stuart S. Richardson, Haynes G. Griffin, L.
              Richardson Preyer, Jr., Stephen R. Leeolou and Stephen L. Holcombe, and
              form of amendments dated October 12, 1987 to agreements with Messrs.
              Richardson, Griffin, Preyer and Leeolou, filed as Exhibit 10(a)(3) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1988.
* 10(a)(4)    Form of Restricted Stock Bonus Agreements dated October 12, 1987 between the Registrant and Haynes G. Griffin, Stephen R. Leeolou and L.
              Richardson Preyer, Jr., filed as Exhibit 10(a)(4) to the Registrant's
              Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
* 10(a)(5)    Form of Amendment to Restricted Stock Bonus Plan Agreements dated as of
              March 1, 1990 by and between Haynes G. Griffin, L. Richardson Preyer,
              Jr., Stephen R. Leeolou, and Stephen L. Holcombe and the Registrant,
              amending the Restricted Stock Bonus Plan Agreements dated as March 23,
              1987, filed as Exhibit 10(a)(5) to the Registrant's Annual Report on
              Form 10-K for the fiscal year ended December 31, 1990.

EXHIBIT NO.                                 DESCRIPTION
* 10(a)(6)    Form of Amendment to Restricted Stock Bonus Plan Agreements dated as of
              March 1, 1990 by and between Haynes G. Griffin, L. Richardson Preyer,
              Jr. and Stephen R. Leeolou and the Registrant, amending the Restricted
              Stock Bonus Plan Agreements dated as October 12, 1987, filed as Exhibit
              10(a)(6) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
* 10(a)(7)    Form of Second Amendment to Restricted Stock Bonus Plan Agreements dated
              February 22, 1991 between the Registrant and Haynes G. Griffin, Stephen
              R. Leeolou, and L. Richardson Preyer, Jr., amending the Restricted Stock
              Bonus Agreements dated October 12, 1987, filed as Exhibit 10(a)(7) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1990.
* 10(a)(8)    Form of Third Amendment to Restricted Stock Bonus Plan Agreements dated
              February 22, 1991 between the Registrant and Haynes G. Griffin, Stephen
              R. Leeolou, L. Richardson Preyer, Jr., and Stephen L. Holcombe, amending the Restricted Stock Bonus Agreements dated March 23, 1987, filed as
              Exhibit 10(a)(8) to the Registrant's Annual Report on Form 10-K for the
              fiscal year ended December 31, 1990.
* 10(a)(9)    Form of Third Amendment to Restricted Stock Bonus Plan Agreement dated
              February 22, 1991 between the Registrant and Stuart S. Richardson, amending the Restricted Stock Bonus Plan Agreement dated March 23, 1987, filed as Exhibit 10(a)(9) to the Registrant's Annual Report on Form 10-K
              for the fiscal year ended December 31, 1990.
*10(a)(10)    Form of Employment Agreement dated March 1, 1995 by and between the Registrant and Haynes G. Griffin, filed as Exhibit 10(a)(10)
              to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
*10(a)(11)    Form of Employment Agreement dated March 1, 1995 by and between the Registrant and L. Richardson Preyer, Jr., filed as Exhibit
              10(a)(11) to the Registrant's Annual Report on Form 10-K for
              the fiscal year ended December 31, 1995.
*10(a)(12)    Form of Employment Agreement dated March 1, 1995 by and between the Registrant and Stephen R. Leeolou, filed as Exhibit 10(a)(12)
              to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
* 10(a)(13)   Executive Officer Long-Term Incentive Compensation Plan adopted October
              1, 1990 by the Registrant, filed as Exhibit 10(a)(13) to the
              Registrant's Annual Report on Form 10-K to the fiscal year ended
              December 31, 1990.
* 10(a)(14)   Form on Nonqualified Option Agreements dated October 12, 1987 between the Registrant and Stephen L. Holcombe, Ralph E. Hiskey, John F. Dille,
              Jr., Charles T. Hagel, L. Richardson Preyer, Sr. and Robert A.
              Silverberg, filed as Exhibit 10(a)(5) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
* 10(a)(15)   Nonqualified Option Agreements dated October 12, 1987 between the
              Registrant and Robert M. DeMichele, John F. Dille, Jr., L. Richardson
              Preyer, Sr., Robert A. Silverberg and Thomas I. Storrs, filed as Exhibit
              10(a)(8) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
* 10(a)(16)   Form of Incentive Stock Option Agreements dated March 3, 1988 between the Registrant and Stephen L. Holcombe and Richard C. Rowlenson, filed as Exhibit 10(a)(9) to the Registrant's Annual Report on Form 10-K for
              the fiscal year ended December 31, 1988.
* 10(a)(17)   Form of Incentive Stock Option Agreements dated June 23, 1988 between the Registrant and Charles T. Hagel, Haynes G. Griffin, L. Richardson
              Preyer, Jr., and Stephen R. Leeolou, filed as Exhibit 10(a)(10) to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1988.
*10(a)(18)    Form of 1994 Long-Term Incentive Plan of the Registrant approved
              May 4, 1994 by the Shareholders of the Registrant, as amended by the Registrant's Board of Directors on July 20, 1994, filed as
              Exhibit 10(a)(18) to the Registrant's Annual Report on Form 10-K
              for the fiscal year ended December 31, 1995.
*10(a)(19)    Form of Senior Management Severance Plan of the Registrant
              adopted March 8, 1995, filed as Exhibit 10(a)(19) to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
*10(a)(20)    Form of Severance Agreement for Senior Management Employees of
              the Registrant, filed as Exhibit 10(a)(20) to the Registrant's
              Annual Report on Form 10-K for the fiscal year ended
              December 31, 1995.
 10(a)(21)    Form of Incentive Stock Option Agreement dated March 7, 1995 between the Registrant and Haynes G. Griffin, Stephen R.
              Leeolou, L. Richardson Preyer, Jr., Stephen L. Holcombe,
              Richard C. Rowlenson, and Stuart S. Richardson.
 10(a)(22)    Form of Non-Qualified Option Agreement dated March 7, 1995 between the Registrant and Haynes G. Griffin, Stephen R.
              Leeolou, L. Richardson Preyer, Jr., Stephen L. Holcombe,
              Richard C. Rowlenson, and Stuart S. Richardson.



EXHIBIT NO.                                 DESCRIPTION
* 10(b)(1)    Loan Agreement between the Registrant and various lenders led by The
              Bank of New York and The Toronto-Dominion Bank as agents, dated as of
              December 23, 1994, filed as Exhibit 2(a) to the Registrant's Current
              Report on Form 8-K dated as of December 23, 1994.
* 10(b)(2)    Security Agreement between the Registrant and various lenders led by The
              Bank of New York and The Toronto-Dominion Bank, as Secured Party, dated as of December 23, 1994, filed as Exhibit 2(b) to the Registrant's
              Current Report on Form 8-K dated as of December 23, 1994.
* 10(b))(3)   Master Subsidiary Security Agreement between the Registrant, certain of its subsidiaries and various lenders led by The Bank of New York and The
              Toronto-Dominion Bank, as Secured Party, dated as of December 23, 1994 filed as Exhibit 2(c) to the Registrant's Current Report on Form 8-K
              dated as of December 23, 1994.
* 10(c)(1)    1993 Employee Stock Purchase Plan of the Registrant approved May 5, 1993 by the Shareholders of the Registrant, filed as Exhibit 28(a) to the
              Registrant, filed as Exhibit 28 (a) to the Registrant's Registration
              Statement on Form S-8, (File No. 33-69824).
* 10(c)(2)    Form of Option Letter and Subscription Agreement, filed as Exhibit 28(b)
              to the Registrant's Registration Statement in Form S-8 (File No.
              33-69824).
* 10(d)(1)    1989 Stock Option Plan of the Registrant approved by the Board of
              Directors of the Registrant on December 21, 1989, and approved by
              Shareholders at a meeting held on May 10, 1990, filed as Exhibit
              10(h)(1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
* 10(d)(2)    Form of Nonqualified Stock Option Agreements dated March 1, 1990 between the Registrant and Haynes G. Griffin, L. Richardson Preyer, Jr., Stephen
              R. Leeolou, Stephen L. Holcombe, and Stuart S. Richardson, filed as
              Exhibit 10(h)(2) to the Registrant's annual Report on Form 10-K for the fiscal year ended December 31, 1989.
* 10(d)(3)    Form of Incentive Stock Option Agreement dated March 1, 1990 between the
              Registrant and Richard C. Rowlenson, filed as Exhibit 10(h)(2) to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1989.
* 10(d)(4)    Form of Incentive Stock Option Agreement dated July 30, 1990 between the
              Registrant and Stephen L. Holcombe, Richard C. Rowlenson, Sunir Kochhar
              and Timothy G. Biltz, filed as Exhibit 10(f)(4) to the Registrant's
              Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
* 10(d)(5)    Stock Option Agreement dated November 28, 1990 between the Registrant and Stuart Smith Richardson, filed as Exhibit 10(f)(5) to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1990.
* 10(d)(6)    Form of Stock Option Agreements dated November 28, 1990 between the
              Registrant and Haynes G. Griffin, Stephen R. Leeolou, L. Richardson
              Preyer, Jr. and Stephen L. Holcombe, filed as Exhibit 10(f)(6) to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1990.
* 10(d)(7)    Incentive Stock Option Agreements dated November 28, 1990 between the
              Registrant and Richard C. Rowlenson, filed as Exhibit 10(f)(7) to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1990.
* 10(e)(1)    Joint Venture Agreement by and among W&J Metronet, Inc., Vanguard
              Cellular Systems of Coastal Carolina, Inc., Providence Journal
              Telecommunications and the Registrant dated as of January 19, 1990, filed as Exhibit 10(j) to the Registrant's Registration Statement on
              Form S-4 (File No. 33-35054).

EXHIBIT NO.                                 DESCRIPTION
* 10(e)(2)    First Amendment and Assumption Agreement dated as of the 28th day of
              December, 1990 to Joint Venture Agreement by and among W&J Metronet,
              Inc., Vanguard Cellular Systems of Coastal Carolina, Inc., Providence
              Journal Telecommunications and the Registrant dated as of January 19,
              1990, filed as Exhibit 10(g)(2) to the Registrant's Annual Report on
              Form 10-K for the fiscal year ended December 31, 1990.
* 10(f)(1)    Stock Purchase Agreement by and between Geotek Industries, Inc. and
              Vanguard Cellular Systems, Inc., dated as of December 29, 1993, filed as
              Exhibit 1 to Schedule 13D dated December 29, 1993 with respect to the
              Common Stock of Geotek Industries, Inc.
* 10(f)(2)    Option Agreement by and between Geotek Communications, Inc. and Vanguard
              Cellular Systems, Inc. dated as of February 23, 1994, filed as Exhibit 3 to Amendment 1 of Schedule 13D dated February 23, 1994 with respect to the Common Stock of Geotek Communications, Inc.
* 10(f)(3)    Management Agreement by and between Geotek Communications, Inc. and
              Vanguard Cellular Systems, Inc. dated as of February 23, 1994, filed as
              Exhibit 4 to Amendment 1 of Schedule 13D dated February 23, 1994 with respect to the Common Stock of Geotek Communications, Inc.
* 10(f)(4)    Registration Rights Agreement by and between Geotek Communications, Inc.
              and Vanguard Cellular Systems, Inc. dated as of February 23, 1994 filed as Exhibit 5 to Amendment 1 of Schedule 13D dated February 23, 1994 with respect to the Common Stock of Geotek Communications, Inc.
* 10(f)(5)    System Access Agreement by and between Geotek Communications, Inc. and
              Vanguard Cellular Systems, Inc. dated as of February 23, 1994, filed as
              Exhibit 6 to Amendment 1 of Schedule 13D dated February 23, 1994 with respect to the Common Stock of Geotek Communications, Inc.
* 10(f)(6)    Stockholders Voting Agreement dated as of February 23, 1994, filed as
              Exhibit 7 to Amendment 1 of Schedule 13D dated February 23, 1994 with respect to the Common Stock of Geotek Communications, Inc.
  11          Calculation of fully diluted net loss per share for the three months ended March 31, 1995 and 1994.
  27          Financial Data Schedule.

* Incorporated by reference to the statement or report indicated.