Form 10-Q
period 1995-06-30
VANGUARD CELLULAR SYSTEMS INC
filed 1995-08-14
CIK 771178

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                             FORM 10-Q

(MARK ONE)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    June 30, 1995
                                 or
[   ]     TRANSITION REPORT PURSUANT TO SECTION A3 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934

          For the transition period from ________to________

Commission file number            0-16560

                  Vanguard Cellular Systems, Inc.
       (Exact name of registrant as specified in its charter)
              North Carolina                    56-1549590
  (State or other jurisdiction of            (I.R.S.Employer
    incorporation or organization)       Identification No.)

  2002 Pisgah Church Road, Suite 300
  Greensboro, North Carolina                            27455
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

The number of shares outstanding of the issuer's common stock as of August 3, 1995 was 41,192,158.

          VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

                              INDEX



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets -           I-1
          June 30, 1995 and December 31, 1994

          Condensed Consolidated Statements of Operations - I-2
          Three months and six months ended June 30, 1995
          and 1994

          Condensed Consolidated Statements of Cash Flows - I-3
          Six months ended June 30, 1995 and 1994

          Notes to Condensed Consolidated Financial         I-4
          Statements

  Item 2. Management's Discussion and Analysis of           I-9
          Results of Operations and Financial Condition


PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security       II-1
          Holders

  Item 6. Exhibits and Reports on Form 8-K                  II-2


SIGNATURES                                                  II-3

Item 1. Financial Statements


                      VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)
                                                  June 30,        December 31,
                ASSETS                             1995               1994
(Substantially all pledged on long-term debt)    (Unaudited)       (See note)


Current Assets:
 Cash.........................................    $   5,745         $   5,745
 Accounts receivable, net of allowances for
  doubtful accounts of $3,666 and $2,761......       25,605            22,664
 Cellular telephone inventories...............        7,925            10,417
 Prepaid expenses.............................        2,059               717
            Total current assets..............       41,334            39,543

Investments (Note 2)..........................      301,901           257,203

Property and Equipment, net of accumulated
 depreciation of $88,355 and $80,022..........      175,365           120,325

Other Assets, net of accumulated amortization
 of $2,208 and $635...........................       16,139            14,640
            Total assets......................     $534,739          $431,711


                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses........     $ 39,443          $ 40,689
 Customer deposits ...........................        1,149               632
          Total current liabilities...........       40,592            41,321
Long-Term Debt................................      459,146           348,649
Minority Interests ...........................        2,688             2,534

Commitments and Contingencies

Shareholders' Equity:
 Preferred stock - $.01 par value, 1,000,000
  shares authorized, no shares issued.........           --                --
 Common stock, Class A - $.01 par value,
  250,000,000 shares authorized, 41,190,848
  and 40,529,334 shares issued and
  outstanding.................................          412               405
 Common stock, Class B - $.01 par value,
  30,000,000 shares authorized, no shares
  issued......................................           --                --
 Additional capital in excess of par value....      236,433           234,731
 Net unrealized holding losses................       (9,429)           (9,310)
 Accumulated deficit..........................     (195,103)         (186,619)
           Total shareholders' equity.........       32,313            39,207
           Total liabilities and shareholders'
            equity............................     $534,739          $431,711


     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.



Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                    VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands, except per share data)
                                                       THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                          1995            1994           1995          1994
                                                       (Unaudited)     (Unaudited)    (Unaudited)   (Unaudited)
Revenues:
 Service fees........................................    $53,980         $35,473        $97,847       $63,975
 Cellular telephone equipment revenues...............      4,059           4,485          9,101         8,395
 Other...............................................        715             797          1,623         1,476
                                                          58,754          40,755        108,571        73,846


Costs and Expenses:
 Cost of service.....................................      5,528           5,178         11,502         9,978
 Cost of cellular telephone equipment................      7,208           6,610         16,255        12,539
 General and administrative..........................     14,738          11,027         27,485        20,172
 Marketing and selling...............................     14,577           8,174         26,603        14,966
 Depreciation and Amortization.......................      8,775           6,336         16,835        11,319
                                                          50,826          37,325         98,680        68,974
Income From Operations...............................      7,928           3,430          9,891         4,872

Net Gain (Loss) on Dispositions .......................      (18)            320            (11)            7

Interest Expense.......................................   (9,408)         (5,137)       (17,982)       (9,121)

Other, net.............................................      323             191           (207)          (14)
Loss Before Minority Interests.........................   (1,175)         (1,196)        (8,309)       (4,256)

Minority Interests.....................................     (152)            (47)          (175)          (42)
Net Loss...............................................  $(1,327)        $(1,243)       $(8,484)      $(4,298)

Net Loss Per Share ....................................  $ (0.03)        $ (0.03)       $ (0.21)      $ (0.11)


Weighted Average Number of Common
  Shares Outstanding .................................41,189,163      38,446,752     40,939,169    38,424,448


         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                  VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994



(Dollar amounts in thousands)                             1995         1994
                                                       (Unaudited)  (Unaudited)

Cash flows from operating activities:

 Net loss.............................................. $ (8,484)     $ (4,298)

 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation and amortization.......................   16,835        11,319
   Amortization of deferred debt issuance costs........      687           643
   Equity in losses of unconsolidated cellular
    entities...........................................       53           100
   Minority interests..................................      175            42
   Net gain (loss) on dispositions.....................       11            (7)
   Non-cash compensation for management consulting
    services...........................................   (1,229)       (1,071)
   Changes in current items:
     Accounts receivable, net..........................   (2,585)       (6,803)
     Cellular telephone inventories....................    2,681           637
     Account payable and accrued expenses..............   (6,050)       11,584
     Other, net........................................     (973)          286
   Net cash provided by operating activities...........    1,121        12,432

Cash flows from investing activities:

 Purchase of property and equipment....................  (57,979)      (28,677)
 Proceeds from dispositions of property and equipment..       71            51
 Payments for acquisition of investments...............  (54,938)      (36,935)
 Proceeds from dispositions of cellular interests......       --           419
 Capital contributions to unconsolidated cellular
  entities.............................................     (110)           (3)
    Net cash used in investing activities.............. (112,956)      (65,145)

Cash flows from financing activities:

 Principal payments of long-term debt..................       (3)           (2)
 Net proceeds from issuance of common stock............    1,709           599
 Proceeds of long-term debt............................  110,500        48,500
 Debt issuance costs...................................      (88)       (2,203)
 Increase in other assets..............................     (283)         (159)
    Net cash provided by financing activities..........  111,835        46,735

Net increase (decrease) in cash........................        0        (5,978)

Cash, beginning of period..............................    5,745         9,098

Cash, end of period.................................... $  5,745      $  3,120

SUPPLEMENTAL DISCLOSURE OF INTEREST PAID............... $ 15,821      $  7,855



         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
(Unaudited)
Note 1:   Basis of Presentation


The accompanying condensed consolidated financial statements of Vanguard Cellular Systems, Inc. and Subsidiaries (the Company) have been prepared without audit pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and cellular entities in which the Company holds a majority ownership interest. Investments in entities in which the Company exercises significant influence but does not exercise control through majority ownership have been accounted for using the equity method of accounting. Ownership interests in entities in which the Company does not exercise significant influence or does not control through majority ownership and for which there is no readily determinable fair value have been accounted for using the cost method of accounting.

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

Note 2:   Investments

Cellular Entities

The Company continues to expand its ownership of cellular markets through strategic acquisitions. The Company's significant activity relating to its cellular investments during the first six months of 1995 was as follows:

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

Pro forma consolidated results of operations, as if the acquisition of the PA-8 RSA had occurred January 1, 1994, are as follows (in thousands, except per share data):

                                                     Six Months
                                                    Ended June 30,
                                                   1995        1994

Revenues.................................         $109,078    $76,301
Net loss.................................           (8,725)    (6,240)
Net loss per share.......................            (0.21)     (0.16)

Geotek Communications, Inc.

In February 1994, the Company and Geotek Communications, Inc. ("Geotek") formed a strategic alliance whereby the Company purchased from Geotek 2.5 million shares of Geotek common stock for $30 million and received a series of options to purchase additional shares in Geotek in three separately linked transactions. Geotek is a telecommunications company that is developing an Enhanced Specialized Mobile Radio (ESMR) wireless communications network in the United States based on its Frequency Hopping Multiple Access digital technology (FHMATM). Geotek's common stock is traded on the NASDAQ National Market System. In addition, the Company entered into a 5-year management consulting agreement to provide operational and marketing support in exchange for 300,000 shares of Geotek common stock per year. In the first six months of 1995, the Company earned and recorded as revenue approximately 150,000 shares under the management agreement with an aggregate value of $1.2 million based upon the average closing price of Geotek stock during the periods held. During the same period in 1994, the Company earned and recorded as revenue 105,000 shares with an aggregate value of $1.1 million. The rights to future shares under the management agreement are subject to continued exercise of options to purchase stock discussed below.

On May 25, 1995, the Company and Toronto Dominion Investments ("TDI"), a subsidiary of Toronto Dominion Bank, entered into an agreement with Geotek pursuant to which the Company and TDI each agreed to purchase for $5.0 million in cash 531,163 shares of Series L Convertible Preferred Stock of Geotek with a stated value of $9.408 per share (the "Geotek Preferred Stock"). Under the agreement, TDI completed its $5.0 million investment in Geotek Preferred
Stock on May 25, 1995, and the Company is to fund to its purchase on September 1, 1995. Dividends on the shares are payable quarterly at a rate of 7-1/2% per annum, in cash or preferred shares. The shares are convertible into common shares of Geotek at a conversion price of $9.408 per share subject to certain adjustments.

Pursuant to the May 25, 1995 agreement with Geotek, the stock options previously granted to the Company by Geotek in 1994 have been amended to extend their expiration dates and reduce the number of shares subject to the options such that the Company will have the right to purchase 1,000,000 shares of Geotek Common Stock at $15 per share ("Series A Option") and 1,714,200 additional shares at $16 per share ("Series B Option") until September 1, 1996 and 2,571,300 additional shares at $17 per share until 12 months from the expiration date of the Series B Option ("Series C Option"). The Company may extend the Series B and Series C Options by six months and the Series C Option by an additional six months and, if any portion of any series of options expires, all unexercised options will expire immediately. In addition, the Company's five-year management agreement with Geotek has been amended to provide that, if the Series C Option is exercised prior to the fourth anniversary date of the Agreement, the 300,000 shares issuable on the fifth anniversary date would be issuable on the fourth anniversary date of the Agreement. TDI has received from Geotek an option to purchase 1,000,000 shares at $15 per share, 285,800 shares at $16 per share and 428,700 shares at $17 per share, each with the same term as the Company's Series A, Series B and Series C Options, respectively.

International Wireless Communications, Inc. The Company owns 19.9% of the outstanding stock of International Wireless Communications, Inc. ("IWC") and has invested an aggregate of $8.1 million. IWC is a development stage company specializing in securing, building and operating wireless businesses other than cellular telephone systems primarily in Latin America and Southeast Asia. The Company's investment in IWC is carried at cost in the accompanying financial statements.

In April 1995, the Company agreed to merge its ownership interests and rights to acquire ownership interests in certain international projects where IWC and the Company have agreed to co-invest. In exchange for the contribution of these interests the Company will receive an amount of IWC stock to increase its minority interest in IWC. The exchange is expected to close in the third quarter of 1995.

Note 3:   Long-Term Debt

Long-term debt consists of the following as of June 30, 1995 and December 31, 1994 (in thousands):

                                              June 30,    December 31,
                                               1995           1994
                                            (Unaudited)

Borrowings under the 1994 Credit
Facility:
     Term Loan                     $          325,000       $ 325,000
     Revolving Loan                           134,000          23,500
     Other Long-Term Debt                         146             149
                                   $          459,146       $ 348,649

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

The Company maintains interest rate swap and interest rate cap agreements which provide protection against interest rate risk. At June 30, 1995, the Company had interest rate cap agreements in place covering a notional amount of $270 million. The interest rate cap agreements provide protection to the extent that LIBOR exceeds the strike level through the expiration date as follows:

        Strike Level     Notional Amount               Expiration Date

             5.5%         $120 Million                 July, 1995
             9.0%           50 Million                 December, 1996
             9.0%           50 Million                 December, 1997
        7.63% - 9.75%       50 Million                 December, 1997
                          $270 Million

The total cost of these interest rate cap agreements of $897,000 has been recorded in other assets in the consolidated balance sheet and is being amortized over the lives of the agreements as a component of interest expense.

Additionally, the Company maintains an interest rate swap agreement that fixes the LIBOR interest rate at 6.1% on a notional amount of $100 million through May, 1996. Under the swap agreement, the Company benefits if LIBOR interest rates increase above the fixed rate, and incurs additional interest expense if rates remain below the fixed rate. Any amounts received or paid under the agreement are reflected as interest expense over the period covered.

The effect of interest rate protection agreements on the operating results of the Company was to decrease interest expense in the second quarter of 1995 by $2,000 and increase interest expense by $34,000 in the same period in 1994. Interest expense for the six months ended June 30, 1995 and 1994 increased by $30,000 and $68,000, respectively.

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

Effective May 10, 1995, the number of shares of Class A Common Stock authorized to be issued was increased from 60 million to 250 million.

VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
        OF OPERATIONS AND FINANCIAL CONDITION

The following is a summary of the Company's ownership interests in cellular markets in which the Company's ownership interests exceeded 20% at June 30, 1995 and 1994. This table does not include any ownership interests that were contracted for at these dates.

                                            June 30,
Cellular Markets                        1995        1994

MID-ATLANTIC SUPERSYSTEM:
     Allentown, PA/NJ                   100.0%      100.0%
     Wilkes-Barre/Scranton, PA          100.0       100.0
     Harrisburg, PA                      86.8        86.8
     Lancaster, PA                      100.0       100.0
     York, PA                           100.0       100.0
     Reading, PA                        100.0       100.0
     Altoona, PA                        100.0        99.9
     State College, PA                   97.0        97.0
     Williamsport, PA                    91.8        90.9
     Union, PA (PA-8 RSA)               100.0          --
     Chambersburg, PA (PA-10 East RSA)   91.3        90.8
     Lebanon, PA (PA-12 RSA)            100.0       100.0
     Mifflin, PA (PA-11 RSA)            100.0       100.0
     Wayne, PA (PA-5 RSA)               100.0       100.0
     Orange County, NY                  100.0       100.0
     Binghamton, NY                     100.0         1.0
     Elmira, NY                         100.0          --

NEW ENGLAND METRO-CLUSTER:
     Portland, ME                       100.0       100.0
     Portsmouth, NH/ME                  100.0       100.0
     Bar Harbor, ME (ME-4 RSA)          100.0          --

FLORIDA METRO-CLUSTER:
     Pensacola, FL                      100.0       100.0
     Fort Walton Beach, FL              100.0       100.0

WEST VIRGINIA METRO-CLUSTER:
     Huntington, WV/KY/OH               100.0       100.0
     Charleston, WV                     100.0       100.0
     Ripley, WV (WV-1 East RSA)         100.0          --

CAROLINAS METRO-CLUSTER:
     Myrtle Beach, SC (SC-5 RSA)        100.0       100.0
     Wilmington, NC                      47.7        47.7
     Jacksonville, NC                    47.3        47.3

RESULTS OF OPERATIONS

Three Months Ended June 30, 1995 and 1994

Unless otherwise indicated all information in this report has been adjusted for the Company's 3 for 2 stock split paid in the form of a stock dividend on August 24, 1994.

Service revenues increased by $18.5 million or 52% primarily as a result of an 86% increase in the number of subscribers in majority owned markets to approximately 314,000 as of June 30, 1995, as compared to the end of the second quarter of 1994. Approximately 81% of the increase in the number of subscribers was due to subscriber growth in markets controlled by the Company in both periods, and the remainder was due to subscribers added as a result of acquisitions.

Total net subscribers in the Company's majority owned markets increased by 34,000 during the second quarter of 1995 as compared to 19,000 in the second quarter of 1994. This 79% increase in the growth rate of net subscriber additions is the result of an increase in productivity by sales personnel which the Company believes has been augmented by increased sales training, and the growing acceptance of cellular communications. The growth in net subscriber additions also reflects an increase in the number of agents in the Company's indirect distribution channels combined with moderate economic growth in the Company's operating regions.

Service revenues attributable to the Company's own subscribers increased 65% during the second quarter of 1995 to $43.1 million as compared to the same period in 1994. Average monthly local revenue per subscriber declined 11% to $48 compared to $54 a year ago. Approximately 25% of this decline was due to the acquisition of markets with existing subscribers who produce lower local revenue. The balance of this decline was due to increased incremental penetration into the segment of consumers who generally use their cellular phones less frequently. Service revenues generated by customers of other cellular providers roaming into the Company's markets increased 16% to $10.9 million as compared to $9.4 million a year ago. This increase was the result of increased usage and is partially offset by daily access and usage rate reductions of 30-40% initiated by the Company and entered into with certain other cellular providers in the Mid-Atlantic Region of the United States in 1995. The reduced rates charged to other cellular carriers is the result of negotiations in which the Company also pays lower rates. When combining revenue from the Company's customers with roaming revenue, overall average monthly revenue per subscriber for the quarter declined 18% to $61 from $74 a year ago.

Cellular equipment revenues decreased $426,000 or 9% to $4.1 million for the three months ended June 30, 1995 as compared to the same period in 1994. This decrease was primarily due to the continuing decline in the retail price of cellular equipment charged to the Company's subscribers. Cost of cellular equipment increased 9% to $7.2 million during the 1995 period due to the increase in net subscriber additions. The Company continues to sell telephones at or below cost in response to competitive pressures and also continues the availability of its rental program.

Cost of service expenses as a percentage of service fees improved from 15% during the second quarter of 1994 to 10% during the second quarter of 1995 primarily as a result of the intercarrier roaming rate reductions described above. The balance of the decrease was due to the continued negotiation of more favorable long distance and interconnection agreements and, to a lesser extent, the higher utilization of the Company's cellular systems.

General and administrative expenses increased 34% or $3.7 million during the three months ended June 30, 1995 but decreased as a percentage of service fees to 27% from 31% in the same period in 1994. These expenses declined as a percentage of service fees primarily as a result of controlled increases of many overhead expenses resulting in higher utilization of the Company's
existing personnel and systems.   General and administrative expenses should
continue to decline as a percentage of service fees as the Company continues to add more subscribers without commensurate increases in general and administrative overhead.

Marketing and selling expenses increased 78% to $14.6 million during the three months ended June 30,1995, as compared to the same period in 1994. As a percentage of service fees, these expenses increased to 27% from 23%. During the three months ended June 30, 1995 marketing and selling expenses, including the net loss on subscriber equipment, increased to $17.7 million from $10.3 million for the same period in 1994. This increase was primarily attributable to the higher rate of growth in net subscriber additions described above for the 1995 period as compared to the 1994 period and the resulting increase in salaries and commissions. Marketing and selling expenses per net subscriber addition including the loss on cellular equipment decreased 4% to $521 in 1995 from $542 during the same period in 1994. This decrease was primarily a result of higher utilization of existing sales and marketing management and programs.

Depreciation and amortization increased $2.4 million or 38% during the three months ended June 30, 1995 as compared with the same period in 1994. The addition of approximately $80.3 million of new property and equipment placed in service during the twelve months ended June 30, 1995, accounts for approximately $2.1 million of the increase. The balance of the increase is the result of the amortization of licenses and customer base acquired through acquisitions during the same period.

Interest expense increased $4.3 million or 83% during the three months ended June 30, 1995. This increase resulted primarily from an increase in average borrowings of approximately $161.8 million, and to a lesser extent an increase in average interest rates charged.

Net loss increased from $1.2 million or $.03 per share for the three months ended June 30, 1994 to $1.3 million or $.03 per share in the 1995 period. The increase in net loss is primarily attributable to the increases in depreciation, amortization, and interest expense as discussed above which offset an increase in income from operations before depreciation and amortization (EBITDA).

Six Months Ended June 30, 1995 and 1994

Generally, explanations of changes between specific components of revenue and costs and expenses contained in the results of operations for the three month period ended June 30, 1995 apply also to the six month period ended June 30, 1995.

Service fees for the six months ended June 30, 1995 increased 53% to $97.8 million primarily as a result of the increase in the number of subscribers served in the 1995 period. Average monthly revenue per subscriber was $58 and $71 for the six months ended June 30, 1995 and 1994, respectively.

Cost of service expenses as a percentage of service fees decreased to 12% for the six month period ended June 30, 1995 from 16% in 1994. As previously explained, this decrease in the relationship between service fees and cost of service is largely due to more favorable negotiated roaming agreements associated with the specific billing practice described previously.

General and administrative expenses increased $7.3 million or 36% but declined as a percentage of service fees to 28% during the six months ended June 30, 1995 as compared to 32% during the same period in 1994.

Marketing and selling expenses increased by $11.6 million or 78% and increased as a percentage of service fees to 27% from 23% during the six month periods ending June 30, 1995 and 1994, respectively. These increased expenditures were primarily due to increases in commission expenses associated with the addition of 69,000 net subscribers during the six months ended June 30, 1995 as compared to 36,700 during the same period in 1994. Also contributing were advertising and promotions in 1995. Marketing and selling expenses per net subscriber addition including the loss on cellular equipment decreased 6% to $489 in 1995 from $521 during the same period in 1994. This decrease was primarily a result of higher utilization of existing sales and marketing management and programs.

Depreciation and amortization increased $5.5 million or 49% during the six months ended June 30, 1995 as compared to the same period in 1994. The addition of approximately $80.3 million of new property and equipment placed in service during the twelve months ended June 30, 1995, accounts for approximately $4.1 million of the increase. The balance of the increase is the result of the amortization of licenses and customer base acquired through acquisitions during the same period.

Interest expense increased $8.9 million or 97% during the six months ended June 30, 1995. This increase resulted primarily from an increase in average borrowings of approximately $157.6 million, and to a lesser extent an increase in the interest rates charged.

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

As security for borrowings under the 1994 Credit Facility, the Company has pledged substantially all of its tangible and intangible assets and future cash flows. Among other restrictions, the 1994 Credit Facility restricts the payment of cash dividends, limits the use of borrowings, limits the creation of additional long-term indebtedness and requires the maintenance of certain financial ratios. The requirements of the 1994 Credit
Facility were established in relation to the Company's projected capital needs and projected results of operations and cash flow. These requirements generally were designed to require continued improvement in the Company's operating performance such that its Operating Cash Flow would be sufficient to continue servicing the debt as repayments are required. The Company is in compliance with all loan covenants.


As of June 30, 1995, $459 million had been borrowed under the 1994 Credit Facility. Under the restrictive covenants of the facility, future borrowing availability generally increases as the Company's operating performance improves. The Company does not expect these covenants to curtail planned borrowings. As of June 30, 1995, the most restrictive of these covenants would limit additional available borrowings during the third quarter of 1995 to $100.6 million.

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

The Term Loan and the Revolving Loan bear interest at a rate equal to the Company's choice of the Prime Rate or Eurodollar Rate plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. As of June 30, 1995 the leverage ratio, which is computed as the ratio of Total Debt (as defined) to Adjusted Cash Flow (as defined), was at such a level as to cause the applicable margins on the borrowings to be 0.75% and 2.00% per annum for the Prime Rate and Eurodollar Rate, respectively.

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

The Company purchased in October 1994, for $6.9 million in cash and 125,285 shares of the Company's Class A Common Stock, the Washington, Maine (ME-4) RSA and three of the four counties of the Mason, West Virginia (WV-1) RSA. The Maine RSA is approximately 40 miles north of the Portland, Maine MSA, which is already operated by the Company. The West Virginia RSA is contiguous to the Company's Charleston, West Virginia MSA.

On December 14, 1994, the Company purchased the Binghamton, New York MSA and the Elmira, New York MSA ("Binghamton/Elmira Transaction") for a purchase price of approximately 1.8 million shares of the Company's Class A Common Stock and $6.1 million in cash borrowed under its credit facility. These markets are contiguous to the Company's Mid-Atlantic Supersystem.

In January 1995, the Company purchased the Union, Pennsylvania (PA-8) RSA for a cash price of $51.3 million with borrowings under its 1994 Credit Facility. The PA-8 RSA lies in the center of the Company's Mid-Atlantic Supersystem and is an operational cellular system. Condensed pro forma financial information for PA-8 as of June 30, 1995, is contained in Note 2 to the condensed consolidated financial statements.

GEOTEK COMMUNICATIONS, INC. In February 1994, the Company and Geotek Communications, Inc. ("Geotek") formed a strategic alliance whereby the Company purchased from Geotek 2.5 million shares of Geotek common stock for $30 million and received a series of options to purchase additional shares in Geotek in three separately linked transactions. Geotek is a tele-communications company that is developing an Enhanced Specialized Mobile Radio
(ESMR) wireless communications network in the United States based on its Frequency Hopping Multiple Access digital technology (FHMATM). Geotek's common stock is traded on the NASDAQ National Market System. In addition, the Company entered into a 5-year management consulting agreement to provide operational and marketing support in exchange for 300,000 shares of Geotek common stock per year. In the first six months of 1995, the Company earned and recorded as revenue approximately 150,000 shares under the management agreement with an aggregate value of $1.2 million based upon the average closing price of Geotek stock during the periods held. During the same period in 1994, the Company earned and recorded as revenue 105,000 shares with an aggregate value of $1.1 million. The rights to future shares under the management agreement are subject to continued exercise of options to purchase stock discussed below.

On May 25, 1995, the Company and Toronto Dominion Investments ("TDI"), a subsidiary of Toronto Dominion Bank, entered into an agreement with Geotek pursuant to which the Company and TDI each agreed to purchase for $5.0 million in cash 531,163 shares of Series L Convertible Preferred Stock of Geotek with a stated value of $9.408 per share (the "Geotek Preferred Stock"). Under the agreement, TDI completed its $5.0 million investment in Geotek Preferred Stock on May 25, 1995, and the Company is to fund to its purchase on September 1, 1995. Dividends on the shares are payable quarterly at a rate of 7-1/2% per annum, in cash or preferred shares. The shares are convertible into common shares of Geotek at a conversion price of $9.408 per share subject to certain adjustments.

Pursuant to the May 25, 1995 agreement with Geotek, the stock options previously granted to the Company by Geotek in 1994 have been amended to extend their expiration dates and reduce the number of shares subject to the options such that the Company will have the right to purchase 1,000,000 shares of Geotek Common Stock at $15 per share ("Series A Option") and 1,714,200 additional shares at $16 per share ("Series B Option") until September 1, 1996 and 2,571,300 additional shares at $17 per share until 12 months from the expiration date of the Series B Option ("Series C Option"). The Company may extend the Series B and Series C Options by six months and the Series C Option by an additional six months and, if any portion of any series of options expires, all unexercised options will expire immediately. In addition, the Company's five-year management agreement with Geotek has been amended to provide that, if the Series C Option is exercised prior to the fourth anniversary date of the Agreement, the 300,000 shares issuable on the fifth anniversary date would be issuable on the fourth anniversary date of the Agreement. TDI has received from Geotek an option to purchase 1,000,000 shares at $15 per share, 285,800 shares at $16 per share and 428,700 shares at $17 per share, each with the same term as the Company's Series A, Series B and Series C Options, respectively.

INTERNATIONAL WIRELESS COMMUNICATIONS, INC. The Company owns 19.9% of the outstanding stock of International Wireless Communications, Inc. ("IWC") and has invested an aggregate of $8.1 million. IWC is a development stage company specializing in securing, building and operating wireless businesses other than cellular telephone systems primarily in Latin America and Southeast Asia. The Company's investment in IWC is carried at cost in the accompanying financial statements.

In April 1995, the Company agreed to merge its ownership interests and rights to acquire ownership interests in certain international projects where IWC and the Company have agreed to co-invest. In exchange for the contribution of these interests the Company will receive an amount of IWC stock to increase its minority interest in IWC. The exchange is expected to close in the third quarter of 1995.

CAPITAL EXPENDITURES. As of June 30, 1995, the Company had approximately $231.0 million of property and equipment placed in service. The Company historically has incurred capital expenditures primarily based upon capacity needs in its existing markets resulting from continued subscriber growth. During 1994, the Company initiated a plan to double the number of cell sites in order to increase geographic coverage and provide for additional portable usage in the Company's cellular markets. As a result of this accelerated network buildout and the continued growth of the Company's subscriber base, capital expenditures were approximately $58.0 million during the first six months of 1995. Capital expenditures for the remainder of 1995 are estimated to be approximately $72.0 million and are expected to be funded primarily with proceeds from the 1994 Credit Facility.

CASH FLOW GOALS. Operating Cash Flow improved $10.5 million to $26.7 million during the six months ended June 30, 1995 as compared to the same period last year. The Company's primary goal over the next several years will be to maximize Operating Cash Flow. In order to do so the Company must minimize decreases in monthly revenue per subscriber and have continued rapid subscriber growth with low incremental marketing and sales costs.

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

                   Part II. OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Vanguard Cellular Systems, Inc. Annual Meeting of Shareholders was held May 10, 1995. The proposals voted upon and the results of the voting were as follows:

1.   Election of Class II Directors for a three-year term.

                                                                      Broker
                                                                        Non-
                              For     Against  Abstentions  Withheld   Votes

F. Cooper Brantley         26,704,481    --       --         45,815      --

Haynes G. Griffin          26,702,792    --       --         45,504      --

L. Richardson Preyer, Sr.  26,695,041    --       --         55,255      --

2. Proposal to approve Articles of Amendment to Articles of Incorporation whereby the number of shares of Class A Common Stock of the Corporation authorized to be issued was increased from 60,000,000 to 250,000,000.

                                                                      Broker
                                                                        Non-
                              For     Against  Abstentions  Withheld   Votes

                          23,612,681 3,108,857    28,758       --         0

3. Proposal to approve ratification of Arthur Andersen LLP as independent auditors for 1995.

                                                                      Broker
                                                                        Non-
                              For     Against  Abstentions  Withheld   Votes


                          26,719,126    22,824     8,346       --         0

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





                                   VANGUARD CELLULAR SYSTEMS, INC.


Date:     August 14, 1995          By:  /s/      Haynes G. Griffin
                                            Haynes G. Griffin
                                                President
                                                   and
                                         Chief Executive Officer


Date:     August 14, 1995          By:  /s/     Stephen L. Holcombe
                                           Stephen L. Holcombe
                                          Senior Vice President
                                                   and
                                          Chief Financial Officer
                                        (principal accounting and
                                         principal financial officer)

INDEX TO EXHIBITS



EXHIBIT NO.                        DESCRIPTION


* 4 (a) Articles of Incorporation of Registrant as amended through July 25, 1995, filed as Exhibit 1 to the Registrant's
          Form 8-A/A dated July 25, 1995.

* 4 (b)   Bylaws of Registrant (compilation of July 25, 1995), filed as
          Exhibit 2 to the Registrant's Form 8-A/A dated July 25, 1995.

  11 Calculation of fully diluted net loss per share for the three months and six months ended June 30, 1995 and 1994.

  27      Financial Data Schedule.


* Incorporated by reference to the statement or report indicated.