Form 10-K405/A
period 1994-12-31
VANGUARD CELLULAR SYSTEMS INC
filed 1995-09-22
CIK 771178

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A


       Amendment No. 1 to Annual Report on Form 10-K Dated March 31, 1995

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

                               TABLE OF CONTENTS

                                                           PART II
Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition...........................      1
Item 8 Financial Statements and Supplementary Data.....................................................................      6
                                                           PART IV
Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................................      6
Signatures.............................................................................................................      7
Index to Financial Statements and Schedule.............................................................................    F-1
Exhibit Index

                                    PART II
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
RESULTS OF OPERATIONS
  YEARS ENDED DECEMBER 31, 1994 AND 1993
     In 1994, the Company reclassified certain pass-through items previously recognized as service revenue in its Statements of Operations to offset the related cost of service expenses. These reclassified items relate to charges associated with the Company's subscribers roaming into adjacent cellular markets. Appropriate reclassifications have been made in each period presented in the accompanying financial statements. These reclassifications were made to conform the treatment in the Company's financial statements to the accounting treatment common in the industry.
     Unless otherwise indicated all information in this report has been adjusted for the Company's 3 for 2 stock split paid in the form of a stock dividend on August 24, 1994.
     Service revenues increased by $47.5 million or 48% primarily as a result of an 85% increase in the number of subscribers in majority owned markets to approximately 245,000 as of December 31, 1994 as compared to the end of 1993. Total net subscribers in the Company's majority owned markets increased by 112,700 during 1994 as compared to an increase of 40,000 in 1993. Of the total increase during 1994, 98,300 net activations occurred in markets operated by the Company in both periods while 14,400 of the net subscribers were attributable to markets acquired by the Company during the year. The 146% growth rate of net subscriber additions in markets operated in both periods is the result of an increase in productivity by sales personnel which the Company believes has been augmented by increased sales training, and the growing acceptance of cellular communications. The growth in net subscriber additions also reflects the number of agents in the Company's indirect distribution channels combined with moderate economic growth in the Company's operating regions. Service revenues attributable to the Company's own subscribers increased 52% during 1994 to $110.1 million as compared to 1993 while service revenues from customers from other cellular markets roaming into the Company's markets increased 37% to $36.3 million. When combining revenue from the Company's customers with roaming revenue, overall average monthly revenue per subscriber, which is based upon service fees for the period and averages of subscribers computed on a quarterly basis, declined 8% to $70 for the year from $76 a year ago. Substantially all of this decline was the result of the Company's subscriber growth rate exceeding the rate of growth for roaming revenues.
     Cellular equipment revenues increased $8.6 million or 87% to $18.5 million for 1994 as compared to $9.9 million for 1993. This increase was primarily due to the 146% increase in 1994 of net subscriber additions in markets operated by the Company in both periods. Cost of cellular equipment increased 123% to $29.9 million during 1994. The Company continued to sell telephones at or below cost in response to competitive pressures and also continued the availability of its rental program.
     Cost of service expenses decreased as a percentage of service fees from 15% for 1993 to 14% in 1994. In many instances in 1994, the Company's customers who roam into adjacent cellular markets were charged at rates consistent with those rates the Company charges in its own markets rather than passing through higher roaming rates customarily charged by many cellular carriers. This billing practice, while creating a marketing advantage by providing the customer with a broader virtual service area, has increased net costs related to the provision of these services by approximately $7.5 million in 1994 as compared to approximately $4.7 million during 1993. The rapid subscriber growth that has occurred in the past year has made this larger virtual service area available to significantly more customers which has caused greater net costs to be incurred by the Company in connection with this billing practice. The Company is continuing its efforts to reduce these costs through the negotiation of more favorable roaming agreements with both wireline and non-wireline cellular service providers. In addition, the continued negotiation of more favorable interconnection agreements with local exchange carriers should contribute to stability in cost of service as a percentage of service fees.
     General and administrative expenses increased 29% or $9.8 million during 1994 but decreased as a percentage of service fees to 30% from 35% in 1993. These expenses declined as a percentage of service fees primarily as a result of controlled increases of many overhead expenses resulting in higher utilization of the Company's existing personnel and systems. General and administrative expenses should continue to decline as a percentage of service fees as the Company continues to add more subscribers without commensurate increases in general and administrative overhead.
     Marketing and selling expenses increased 71% to $37.1 million during 1994 as compared to 1993 and as a percentage of service fees these expenses increased to 25% from 22%. Marketing and selling expenses, including the net loss on subscriber equipment, increased 93% to $48.5 million during 1994 as compared to 1993. The increase was primarily attributable to the higher rate of growth in the net subscriber additions described above for 1994 as compared to 1993 and the resulting increase in salaries and commissions. Marketing and selling expenses per net subscriber addition, including the loss on cellular equipment, (excluding the number of subscribers in acquired markets at the time of acquisition) declined 22% to $493 in 1994 from $629 during 1993.
     Depreciation and amortization decreased $1.1 million or 4% during 1994. The primary reason for this decrease was that the Company changed the depreciable lives of certain of its property and equipment to more closely approximate its historical experience and the estimated useful lives of these assets. These life changes affected assets representing approximately 30% of the cost of the Company's depreciable assets. This change reduced depreciation expense and net loss for 1994 by approximately $4.5 million or $0.12 per share. This effect of the depreciable life changes was offset in part by approximately $63.0 million and $21.0 of new property and equipment placed in service during 1994 and 1993, respectively.
     Interest expense increased $6.7 million or 44% during 1994 as a result of increased average borrowings of approximately $73.2 million and, to a lesser extent, an increase in average interest rates charged.
     Net loss before extraordinary item decreased from $15.3 million or $0.40 per share in 1993 to $13.9 million or $0.36 per share in 1994. The decrease in net loss per share was primarily attributable to an increase in "Operating Cash Flow -- EBITDA" (income from operations before depreciation and amortization ) of $10.7 million or 42% to $35.9 million.
     In December 1994, the Company completed the closing of a $675 million credit facility which refinanced its existing $390 million facility. In connection with this refinancing, the Company recorded an extraordinary loss of $8.4 million ($0.22 per share), which represented the write-off of all unamortized deferred financing costs related to the refinanced facility. The increase in net loss was primarily attributable to the extraordinary item and increased interest expense described above as well as $3.5 million of other expense in connection with accumulated legal fees and costs associated with the resolution of pending litigation.
  YEARS ENDED DECEMBER 31, 1993 AND 1992
     Service fee revenues increased by $26.2 million or 36% primarily as a result of a 43% increase in the number of subscribers in majority owned markets to approximately 132,300 as of December 31, 1993. All of the increase in the number of subscribers was due to subscriber growth in markets controlled by the Company in both years. Total net subscribers in the Company's majority owned markets increased by 40,000 during 1993 as compared to 23,100 during 1992. This 73% increase in the number of net subscriber additions was primarily attributable to the same factors resulting in the increase for 1994 as described above. Service fees attributable to the Company's own subscribers increased 38% during 1993 to $72.4 million while service fees from customers from other cellular markets roaming into the Company's markets increased 31% to $26.6 million. When combining revenue from the Company's customers with roaming revenues, overall average monthly service revenue per subscriber decreased 1% to $76 in 1993 from $77 in 1992.
     Cellular equipment revenues increased 66% to $9.9 million and cost of cellular telephone equipment increased 77% to $13.4 million resulting in a net loss on cellular equipment of $3.5 million.
     Cost of service expenses as a percentage of service fee revenues remained constant at 15% for the years ended December 31, 1993 and 1992. The Company estimates that its billing practice with respect to customers roaming into adjacent markets increased cost of service by $4.7 million and $2.4 million in 1993 and 1992, respectively.
     General and administrative expenses increased 17% or $4.9 million but decreased as a percentage of service fees to 35% from 40% in 1992. Increases in the overall amount of expenses were primarily attributable to the same factors resulting in the increase for 1994.
     Marketing and selling expenses increased 29% to $21.7 million during 1993, but as a percentage of service fees, these expenses declined during 1993 to 22% from 23% in 1992. The higher rate of growth in net subscriber additions described above during 1993 and the resulting increase in salaries and commissions contributed to the overall increase in marketing and selling expenses. This increased growth rate in net subscriber additions combined with an emphasis on shifting variable marketing costs to fixed also caused marketing and selling expenses per net subscriber addition, including the net loss on cellular equipment, to decline 21% to $629 from $799 in 1992.
     Depreciation and amortization increased $3.1 million or 14% during 1993 as a result of approximately $39.2 million in new capital equipment being placed in service during 1993 and 1992. As a percentage of service fees, depreciation and amortization declined to 25% during 1993 from 30% during 1992.
                                       2

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

     Operating Cash Flow does not represent and should not be considered as an alternative to net income or operating income as determined by generally accepted accounting principles. It should not be considered in isolation from other measures of performance according to such principles, including operating results and cash flows. Operating Cash Flow increased from $25.3 million in 1993 to $35.9 million in 1994 whereas net cash provided by operating activities as shown on the Statement of Cash Flows decreased from $8.6 million in 1993 to $2.3 million in 1994. Net cash provided by operating activities in 1994 reflects a $6.7 million increase in interest expense, attributable primarily to increased borrowings, as well as increases in working capital items. Financing activities, primarily proceeds from long-term debt less principal repayments related to refinancings, of $100.3 million in 1994 and $31.0 million in 1993 provided substantially all of the net cash used in investing activities. Investing activities, primarily purchases of property and equipment and payments for acquisitions, used net cash of $105.9 million in 1994 and $40.0 million in 1993.

     1994 CREDIT FACILITY. On December 23, 1994, the Company completed the closing of a $675 million credit facility, pursuant to an Amended and Restated Loan Agreement (the "1994 Credit Facility"), with various lenders led by The Toronto-Dominion Bank and The Bank of New York. The 1994 Credit Facility provides the Company with additional financial and operating flexibility and enables the Company to accelerate its cellular network buildout and pursue business opportunities that may arise in the future. The 1994 Credit Facility refinanced the 1993 Loan Agreement. The 1993 Loan Agreement closed in April 1993 and refinanced the Company's previously existing credit facility.
     The 1994 Credit Facility consists of a "Term Loan" and a "Revolving Loan." The Term Loan, in the amount of $325 million, was used to repay the Company's borrowings under the 1993 Loan Agreement. The Revolving Loan, in the amount of up to $350 million, is available for capital expenditures, to make acquisitions of and investments in cellular and other wireless communication interests, and for other general corporate purposes.
     As security for borrowings under the 1994 Credit Facility, the Company has pledged substantially all of its tangible and intangible assets and future cash flows. Among other restrictions, the 1994 Credit Facility restricts the payment of cash dividends, limits the use of borrowings, limits the creation of additional long-term indebtedness and requires the maintenance of certain financial ratios. The requirements of the 1994 Credit Facility were established in relation to the Company's projected capital needs and projected results of operations and cash flow. These requirements generally were designed to require
                                       3
continued improvement in the Company's operating performance such that its Operating Cash Flow -- EBITDA would be sufficient to continue servicing the debt as repayments are required. The Company is in compliance with all loan covenants.
     As of December 31, 1994, $348.5 million had been borrowed under the 1994 Credit Facility. Under the restrictive covenants of the facility, future borrowing availability generally increases as the Company's operating performance improves. The Company does not expect these covenants to curtail planned borrowings. As of December 31, 1994, the most restrictive of these convenants would limit available borrowings during the first quarter of 1995 to $210.3 million.
     The outstanding amount of the Term Loan as of March 30, 1998 is to be repaid in increasing quarterly installments commencing on March 31, 1998 and terminating at its maturity date of December 31, 2003. The quarterly installment payments begin at 1.875% of the outstanding principal amount at March 30, 1998 and gradually increase to 5.625% at March 31, 2003. The available borrowings under the Revolving Loan shall be reduced on a quarterly basis also commencing on March 31, 1998 and terminating on December 31, 2003. The quarterly reduction begins at 1.875% of the Revolving Loan Commitment at March 30, 1998 and gradually increases to 5.625% on March 31, 2003.
     The Term Loan and the Revolving Loan bear interest at a rate equal to the Company's choice of the Prime Rate or Eurodollar Rate plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. As of December 31, 1994 the leverage ratio, which is computed as the ratio of Total Debt (as defined) to Adjusted Cash Flow (as defined), was at such a level as to cause the applicable margins on the borrowings to be 0.375% and 1.625% per annum for the Prime Rate and Eurodollar Rate, respectively.
     ACQUISITIONS. The Company completed several acquisitions in 1994 and early 1995. On April 26, 1994, the Company completed the acquisition of the Altoona, PA MSA and the Chambersburg, PA (PA-10) RSA, which are contiguous to its Mid-Atlantic Supersystem in exchange for $4.4 million in cash, the exchange of the Hagerstown, MD cellular market and the Company's minority ownership interest in one cellular market.
     The Company purchased in October 1994, for $6.9 million in cash and $3.3 million in the Company's Class A Common Stock, the Washington, Maine (ME-4) RSA and three of the four counties of the Mason, West Virginia (WV-1) RSA. The Maine RSA is approximately 40 miles north of the Portland, Maine MSA, which is already operated by the Company. The West Virginia RSA is contiguous to the Company's Charleston, West Virginia MSA.
     On December 14, 1994, the Company purchased the Binghamton, New York MSA and the Elmira, New York MSA ("Binghamton/Elmira Transaction") for a purchase price of approximately 1.8 million shares of the Company's Class A Common Stock and $6.1 million in cash borrowed under the 1993 Loan Agreement, subject to post-closing adjustments. These markets are contiguous to the Company's Mid-Atlantic Supersystem.
     All markets that have been acquired as of December 31, 1994 are operational cellular systems. Condensed pro forma financial information for these markets as of December 31, 1994 is contained in Note 3 to the consolidated financial statements.
     In January 1995, the Company purchased the Union, Pennsylvania (PA-8) RSA for a cash price of $51.3 million with borrowings under its 1994 Credit Facility. The PA-8 RSA lies in the center of the Company's Mid-Atlantic Supersystem.
     GEOTEK COMMUNICATIONS, INC.. In February 1994, the Company purchased for $30.0 million from Geotek Communications, Inc. (Geotek), 2.5 million shares of Geotek common stock and received options to invest up to $167.0 million for an aggregate of 10 million shares. Geotek is a telecommunications company that is developing an Enhanced Specialized Mobile Radio (ESMR) wireless communications network in the United States based on its proprietary Frequency Hopping Multiple Access (FHMA) digital technology. Geotek's common stock is traded on the NASDAQ National Market System.
     The options received by the Company were issued in three series as follows:
(i) Series A for 2 million shares at $15 per share; (ii) Series B for 2 million shares at $16 per share; and (iii) Series C for 3 million shares at $17 per share and 3 million shares at $18 per share. All options are immediately exercisable. The Series A options expire upon the commercial validation (as defined) of Geotek's first ESMR system using FHMA (the Series A Expiration
Date). The series B and Series C options expire 1 year and 2 years, respectively, after the Series A Expiration Date. However, the Company may extend the Series B and Series C options by six months and the Series C options by an additional six months and, if any portion of any series of options expires, all unexercised options expire immediately.
     The Company has also entered into a five-year management consulting agreement to provide operational and marketing support in exchange for 300,000 shares of Geotek common stock per year. However, should any portion of the Series A, B or
                                       4

C options expire, the management consulting agreement is immediately terminated. During 1994, approximately 250,000 shares were earned under this management agreement.
     If all options are exercised and all shares are earned and received under the management consulting agreement, the Company would own an aggregate of approximately 20% of Geotek's common stock on a fully diluted basis. Under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which are effective for 1994, this investment is classified as "available for sale". As such, the investment is recorded at its market value and any unrealized gains or losses are recognized as a separate component of shareholders' equity, but do not affect results of operations.
     The Company funded its initial $30.0 million investment in Geotek using borrowings under the 1993 Loan Agreement. The 1994 Credit Facility permits borrowings to fund the exercise of approximately $30.0 million of these options but requires a waiver for borrowings to exercise additional amounts. If such a waiver was not granted the Company would require other sources of financing to exercise the remaining options.

     CAPITAL EXPENDITURES. As of December 1994, the Company had approximately $184.0 million of property and equipment placed in service. The Company historically has incurred capital expenditures primarily based upon capacity needs in its existing markets resulting from continued subscriber growth. During 1994, the Company initiated a plan to double the number of cell sites in order to increase geographic coverage and provide for additional portable usage in the Company's cellular markets. As a result of this accelerated network buildout and the continued growth of the Company's subscriber base, capital expenditures were approximately $63.0 million during 1994. During 1995, the Company plans to accelerate this buildout further. Capital expenditures for 1995 are estimated to be approximately $130 million and are expected to be funded primarily with proceeds from the 1994 Credit Facility. Approximately $100 million of these planned capital expenditures will be for cellular telephone systems and the remainder primarily for cellular phones held for rental and office equipment and furniture and other similar assets.

     CASH FLOW GOALS. Operating Cash Flow improved $10.7 million to $35.9 million during 1994. The Company's primary goal over the next several years will be to maximize operating cash flow. In order to do so the Company must minimize decreases in monthly revenue per subscriber and continue to have rapid subscriber growth with low incremental marketing and sales costs.
     The Company believes its business strategy and sales force will generate continued net subscriber growth and that its focus on higher revenue customers, principally business users, will assist in supporting revenue per subscriber. The Company has substantially completed the development of its managerial, administrative and marketing functions, as well as the primary buildout of the cellular networks in its existing markets, and believes that the rate of service fee growth will exceed the rate of growth of operating expenses.
     Although there can be no assurance that any of the foregoing growth goals will be achieved, the Company believes that its internally generated funds and its available bank lines of credit will be sufficient during the next several years to complete its planned network expansion and acquisitions, to fund operating expenses and debt service described above and to provide flexibility to pursue business opportunities that might arise in the future.
  INFLATION
     The Company believes that inflation affects its business no more than it generally affects other similar businesses.
                                       5

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and notes to consolidated financial statements of the Registrant and its subsidiaries are included in this Form 10-K/A following the Index to Financial Statements and Schedules.

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

                                   SIGNATURES
     Pursuant to the requirements of the Section 13 and 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         VANGUARD CELLULAR SYSTEMS, INC.
                                         By: /s/       HAYNES G. GRIFFIN
                                               HAYNES G. GRIFFIN, PRESIDENT
                                                AND CHIEF EXECUTIVE OFFICER

                                         Date: September 22, 1995

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


     The valuation allowance of $57,880 as of December 31, 1993 was provided because, in the Company's assessment, it was uncertain whether the net deferred tax assets would be realized. In addition, because of its continuing assessment that it is uncertain whether the net deferred tax assets will be realized, the Company increased the valuation allowance during 1994 by $3,552 to offset the 1994 net deferred tax benefit.

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

(1) Accounts written off during the period.
(2) Represents allowance for doubtful accounts for entities acquired during the period.
                                      F-19

                               INDEX TO EXHIBITS

EXHIBIT NO.                                  DESCRIPTION
*   3(a)       Charter of the Registrant, filed as Exhibit 3(a) to the Registrant's
               Registration Statement on Form S-1 (File No. 33-18067).
*   3(b)       Articles of Amendment to Charter of the Registrant dated May 12, 1989, filed as Exhibit 3(b) to the Registrant's Registration Statement on Form
               S-4 (File No. 33-35054).
*   3(c)(1)    Amended and Restated Bylaws of the Registrant, filed as Exhibit 4(b) to the Registrant's Form 10-Q for the quarter ended September 30, 1990.
*   3(c)(2)    Amendment to the Bylaws adopted September 11, 1991, filed as Exhibit
               4(c)(2) to the Registrant's Form 8 Amendment to Registrant's Form 10-Q
               for the quarter ended June 30, 1991.
*   4(a)       Specimen Common Stock Certificate, filed as Exhibit 4(a) to the
               Registrant's Registration Statement on Form S-1 (File No. 33-18067).
*   4(b)(1)    Amended and Restated Loan Agreement between the Registrant and various lenders led by The Bank of New York and The Toronto-Dominion Bank as
               agents, dated as of December 23, 1994, filed as Exhibit 2(a) to the
               Registrant's Current Report on Form 8-K dated as of December 23, 1994.
*   4(b)(2)    Security Agreement between the Registrant and various lenders led by The
               Bank of New York and The Toronto-Dominion Bank, as Secured Party, dated as of December 23, 1994, filed as Exhibit 2(b) to the Registrant's
               Current Report on Form 8-K dated as of December 23, 1994.
*   4(b)(3)    Master Subsidiary Security Agreement between the Registrant, certain of its subsidiaries and various lenders led by The Bank of New York and The
               Toronto- Dominion Bank, as Secured Party, dated as of December 23, 1994, filed as Exhibit 2(c) to the Registrant's Current Report on Form 8-K
               dated as of December 23, 1994.
*  10(a)(1)    Amended and Restated Stock Compensation Plan of the Registrant approved
               April 22, 1987 by the Shareholders of the Registrant, with forms of stock bonus and stock option agreements attached, filed as Exhibit 10
               (a) to the Registrant's Registration Statement, on Form
               S-1 (File No. 33-18067).
*  10(a)(2)    Amendment to Amended and Restated Stock Compensation Plan of the
               Registrant approved May 2, 1989 by the Shareholders of the Registrant, filed as Exhibit 4(h)(2) to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended March 31, 1989.
*  10(a)(3)    Form of Restricted Stock Bonus Agreements dated March 23, 1987 between the Registrant and Stuart S. Richardson, Haynes G. Griffin, L.
               Richardson Preyer, Jr., Stephen R. Leeolou and Stephen L. Holcombe, and
               form of amendments dated October 12, 1987 to agreements with Messrs.
               Richardson, Griffin, Preyer and Leeolou, filed as Exhibit 10(a)(3) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1988.
*  10(a)(4)    Form of Restricted Stock Bonus Agreements dated October 12, 1987 between the Registrant and Haynes G. Griffin, Stephen R. Leeolou and L.
               Richardson Preyer, Jr., filed as Exhibit 10(a)(4) to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
*  10(a)(5)    Form of Amendment to Restricted Stock Bonus Plan Agreements dated as of
               March 1, 1990 by and between Haynes G. Griffin, L. Richardson Preyer,
               Jr., Stephen R. Leeolou, and Stephen L. Holcombe and the Registrant,
               amending the Restricted Stock Bonus Plan Agreements dated as March 23,
               1987, filed as Exhibit 10(a)(5) to the Registrant's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1990.

EXHIBIT NO.                                  DESCRIPTION
*  10(a)(6)    Form of Amendment to Restricted Stock Bonus Plan Agreements dated as of
               March 1, 1990 by and between Haynes G. Griffin, L. Richardson Preyer,
               Jr. and Stephen R. Leeolou and the Registrant, amending the Restricted
               Stock Bonus Plan Agreements dated as October 12, 1987, filed as Exhibit
               10(a)(6) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
*  10(a)(7)    Form of Second Amendment to Restricted Stock Bonus Plan Agreements dated
               February 22, 1991 between the Registrant and Haynes G. Griffin, Stephen
               R. Leeolou, and L. Richardson Preyer, Jr., amending the Restricted Stock
               Bonus Agreements dated October 12, 1987, filed as Exhibit 10(a)(7) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1990.
*  10(a)(8)    Form of Third Amendment to Restricted Stock Bonus Plan Agreements dated
               February 22, 1991 between the Registrant and Haynes G. Griffin, Stephen
               R. Leeolou, L. Richardson Preyer, Jr., and Stephen L. Holcombe, amending the Restricted Stock Bonus Agreements dated March 23, 1987, filed as
               Exhibit 10(a)(8) to the Registrant's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1990.
*  10(a)(9)    Form of Third Amendment to Restricted Stock Bonus Plan Agreement dated
               February 22, 1991 between the Registrant and Stuart S. Richardson, amending the Restricted Stock Bonus Plan Agreement dated March 23, 1987, filed as Exhibit 10(a)(9) to the Registrant's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1990.
* *10(a)(10)   Employment Agreement dated March 1, 1995 by and between the Registrant and Haynes G. Griffin.
* *10(a)(11)   Employment Agreement dated March 1, 1995 by and between the Registrant and L. Richardson Preyer, Jr.
* *10(a)(12)   Employment Agreement dated March 1, 1995 by and between the Registrant and Stephen R. Leeolou.
*  10(a)(13)   Executive Officer Long-Term Incentive Compensation Plan adopted October
               1, 1990 by the Registrant, filed as Exhibit 10(a)(13) to the
               Registrant's Annual Report on Form 10-K to the fiscal year ended
               December 31, 1990.
*  10(a)(14)   Form on Nonqualified Option Agreements dated October 12, 1987 between the Registrant and Stephen L. Holcombe, Ralph E. Hiskey, John F. Dille,
               Jr., Charles T. Hagel, L. Richardson Preyer, Sr. and Robert A.
               Silverberg, filed as Exhibit 10(a)(5) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
*  10(a)(15)   Nonqualified Option Agreements dated October 12, 1987 between the
               Registrant and Robert M. DeMichele, John F. Dille, Jr., L. Richardson
               Preyer, Sr., Robert A. Silverberg and Thomas I. Storrs, filed as Exhibit
               10(a)(8) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
*  10(a)(16)   Form of Incentive Stock Option Agreements dated March 3, 1988 between the Registrant and Stephen L. Holcombe and Richard C. Rowlenson, filed as Exhibit 10(a)(9) to the Registrant's Annual Report on Form 10-K for
               the fiscal year ended December 31, 1988.
*  10(a)(17)   Form of Incentive Stock Option Agreements dated June 23, 1988 between the Registrant and Charles T. Hagel, Haynes G. Griffin, L. Richardson
               Preyer, Jr., and Stephen R. Leeolou, filed as Exhibit 10(a)(10) to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1988.
* *10(a)(18)   1994 Long-Term Incentive Plan of the Registrant approved May 4, 1994 by the Shareholders of the Registrant, as amended by the Registrant's Board of Directors on July 20, 1994.
* *10(a)(19)   Senior Management Severance Plan of the Registrant adopted March 8,
               1995.
* *10(a)(20)   Form of Severance Agreement for Senior Management Employees of the
               Registrant.

EXHIBIT NO.                                  DESCRIPTION
*  10(b)(1)    Loan Agreement between the Registrant and various lenders led by The
               Bank of New York and The Toronto-Dominion Bank as agents, dated as of
               December 23, 1994, filed as Exhibit 2(a) to the Registrant's Current
               Report on Form 8-K dated as of December 23, 1994.
*  10(b)(2)    Security Agreement between the Registrant and various lenders led by The
               Bank of New York and The Toronto-Dominion Bank, as Secured Party, dated as of December 23, 1994, filed as Exhibit 2(b) to the Registrant's
               Current Report on Form 8-K dated as of December 23, 1994.
*  10(b)(3)    Master Subsidiary Security Agreement between the Registrant, certain of its subsidiaries and various lenders led by The Bank of New York and The
               Toronto-Dominion Bank, as Secured Party, dated as of December 23, 1994 filed as Exhibit 2(c) to the Registrant's Current Report on Form 8-K
               dated as of December 23, 1994.
*  10(c)(1)    1993 Employee Stock Purchase Plan of the Registrant approved May 5, 1993 by the Shareholders of the Registrant, filed as Exhibit 28(a) to the
               Registrant, filed as Exhibit 28 (a) to the Registrant's Registration
               Statement on Form S-8, (File No. 33-69824).
*  10(c)(2)    Form of Option Letter and Subscription Agreement, filed as Exhibit 28(b)
               to the Registrant's Registration Statement in Form S-8 (File No.
               33-69824).
*  10(d)(1)    1989 Stock Option Plan of the Registrant approved by the Board of
               Directors of the Registrant on December 21, 1989, and approved by
               Shareholders at a meeting held on May 10, 1990, filed as Exhibit
               10(h)(1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
*  10(d)(2)    Form of Nonqualified Stock Option Agreements dated March 1, 1990 between the Registrant and Haynes G. Griffin, L. Richardson Preyer, Jr., Stephen
               R. Leeolou, Stephen L. Holcombe, and Stuart S. Richardson, filed as
               Exhibit 10(h)(2) to the Registrant's annual Report on Form 10-K for the fiscal year ended December 31, 1989.
*  10(d)(3)    Form of Incentive Stock Option Agreement dated March 1, 1990 between the
               Registrant and Richard C. Rowlenson, filed as Exhibit 10(h)(2) to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1989.
*  10(d)(4)    Form of Incentive Stock Option Agreement dated July 30, 1990 between the
               Registrant and Stephen L. Holcombe, Richard C. Rowlenson, Sunir Kochhar
               and Timothy G. Biltz, filed as Exhibit 10(f)(4) to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
*  10(d)(5)    Stock Option Agreement dated November 28, 1990 between the Registrant and Stuart Smith Richardson, filed as Exhibit 10(f)(5) to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1990.
*  10(d)(6)    Form of Stock Option Agreements dated November 28, 1990 between the
               Registrant and Haynes G. Griffin, Stephen R. Leeolou, L. Richardson
               Preyer, Jr. and Stephen L. Holcombe, filed as Exhibit 10(f)(6) to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1990.
*  10(d)(7)    Incentive Stock Option Agreements dated November 28, 1990 between the
               Registrant and Richard C. Rowlenson, filed as Exhibit 10(f)(7) to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1990.
*  10(e)(1)    Joint Venture Agreement by and among W&J Metronet, Inc., Vanguard
               Cellular Systems of Coastal Carolina, Inc., Providence Journal
               Telecommunications and the Registrant dated as of January 19, 1990, filed as Exhibit 10(j) to the Registrant's Registration Statement on
               Form S-4 (File No. 33-35054).

EXHIBIT NO.                                  DESCRIPTION
*  10(e)(2)    First Amendment and Assumption Agreement dated as of the 28th day of
               December, 1990 to Joint Venture Agreement by and among W&J Metronet,
               Inc., Vanguard Cellular Systems of Coastal Carolina, Inc., Providence
               Journal Telecommunications and the Registrant dated as of January 19,
               1990, filed as Exhibit 10(g)(2) to the Registrant's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1990.
*  10(f)(1)    Stock Purchase Agreement by and between Geotek Industries, Inc. and
               Vanguard Cellular Systems, Inc., dated as of December 29, 1993, filed as
               Exhibit 1 to Schedule 13D dated December 29, 1993 with respect to the
               Common Stock of Geotek Industries, Inc.
*  10(f)(2)    Option Agreement by and between Geotek Communications, Inc. and Vanguard
               Cellular Systems, Inc. dated as of February 23, 1994, filed as Exhibit 3 to Amendment 1 of Schedule 13D dated February 23, 1994 with respect to the Common Stock of Geotek Communications, Inc.
*  10(f)(3)    Management Agreement by and between Geotek Communications, Inc. and
               Vanguard Cellular Systems, Inc. dated as of February 23, 1994, filed as
               Exhibit 4 to Amendment 1 of Schedule 13D dated February 23, 1994 with respect to the Common Stock of Geotek Communications, Inc.
*  10(f)(4)    Registration Rights Agreement by and between Geotek Communications, Inc.
               and Vanguard Cellular Systems, Inc. dated as of February 23, 1994 filed as Exhibit 5 to Amendment 1 of Schedule 13D dated February 23, 1994 with respect to the Common Stock of Geotek Communications, Inc.
*  10(f)(5)    System Access Agreement by and between Geotek Communications, Inc. and
               Vanguard Cellular Systems, Inc. dated as of February 23, 1994, filed as
               Exhibit 6 to Amendment 1 of Schedule 13D dated February 23, 1994 with respect to the Common Stock of Geotek Communications, Inc.
*  10(f)(6)    Stockholders Voting Agreement dated as of February 23, 1994, filed as
               Exhibit 7 to Amendment 1 of Schedule 13D dated February 23, 1994 with respect to the Common Stock of Geotek Communications, Inc.
* *11          Calculation of fully diluted net loss per share for the years ended
               December 31, 1994, 1993, and 1992.
* *22          Subsidiaries of the Registrant.
***24          Consent of Arthur Andersen LLP to incorporation by reference to the
               Registrant's Form S-4 Registration Statement No. 33-35054, Form
               S-8 Registration Statement No. 33-22866, Form S-8 Registration Statement
               No. 33-36986, and Form S-8 Registration Statement No. 33-53559, and Form
               S-8 Registration Statement No. 33-69824.
* *27          Financial Data Schedule.


  * Incorporated by reference to the statement or report indicated.

 ** Previously filed.


*** Previousliy filed and filed herewith.