Form 10-Q
period 1995-09-30
VANGUARD CELLULAR SYSTEMS INC
filed 1995-11-15
CIK 771178

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    September 30, 1995
                                                         or

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

The number of shares outstanding of the issuer's common stock as of November 1, 1995 was 41,311,993.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES


                                      INDEX






PART I. FINANCIAL INFORMATION

  Item 1.         Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -                I-1
                  September 30, 1995 and December 31, 1994

                  Condensed  Consolidated  Statements  of Operations -    I-2

                  Three months and nine months ended September 30, 1995
                  and 1994

                  Condensed  Consolidated  Statements  of Cash  Flows -   I-3
                  Nine months ended September 30, 1995 and 1994

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


SIGNATURES                                                              II-2

PART I.  FINANCIAL INFORMATION

    Item 1. Financial Statements


            VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS

       (Dollar amounts in thousands)

                                                                                      September 30,        December 31,
                                                        ASSETS                            1995                 1994
                                     (Substantially all pledged on long-term debt)     (Unaudited)           (See note)


    Current Assets:
       Cash......................................................................  $           8,706    $           5,745
       Accounts receivable, net of allowances for doubtful accounts of $4,547
         and $2,761..............................................................             30,080               22,664
       Cellular telephone inventories............................................              6,054               10,417
       Prepaid expenses..........................................................              1,252                  717
                  Total current assets...........................................             46,092               39,543

    Investments (Note 2).........................................................            311,236              257,203

    Property and Equipment, net of accumulated depreciation of $94,436 and
      $80,022....................................................................            219,764              120,325

    Other Assets, net of accumulated amortization of $3,002 and $635.............             15,449               14,640
                  Total assets...................................................  $         592,541    $         431,711


                                         LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities:
       Accounts payable and accrued expenses.....................................             54,567    $          40,689
       Customer deposits ........................................................              1,671                  632
                 Total current liabilities.......................................             56,238               41,321
    Long-Term Debt...............................................................            495,145              348,649
    Minority Interests ..........................................................              2,665                2,534

    Commitments and Contingencies

    Shareholders' Equity:
       Preferred stock - $.01 par value, 1,000,000 shares authorized, no shares
         issued..................................................................          --                   --
       Common stock, Class A - $.01 par value, 250,000,000 shares authorized,
         41,272,430 and 40,529,334 shares issued and outstanding.................                413                  405
       Common stock, Class B - $.01 par value, 30,000,000 shares authorized,
         no shares issued........................................................          --                   --
       Additional capital in excess of par value.................................            237,832              234,731
       Net unrealized holding losses.............................................             (7,940)              (9,310)
       Accumulated deficit.......................................................           (191,812)            (186,619)
                 Total shareholders' equity......................................             38,493               39,207
                 Total liabilities and shareholders' equity......................  $         592,541    $         431,711



 The accompanying notes to condensed consolidated financial statements the audited financial statements at that date.



    Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

            VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


    (Dollar amounts in thousands, except per share data)

                                                      THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                         1995                  1994                1995                  1994
                                                      (Unaudited)           (Unaudited)         (Unaudited)           (Unaudited)
Revenues:
   Service fees................................$           58,823    $           40,101  $          156,670    $          104,076
   Cellular telephone equipment revenues.......             3,130                 3,851              12,231                12,246
   Other.......................................               751                   765               2,374                 2,241
                                                           62,704                44,717             171,275               118,563


Costs and Expenses:
   Cost of service.............................             6,150                 5,956              17,652                15,934
   Cost of cellular telephone equipment........             4,961                 6,680              21,216                19,219
   General and administrative..................            15,824                11,048              43,309                31,220
   Marketing and selling.......................            12,375                 9,004              38,978                23,970
   Depreciation and amortization...............             9,589                 6,040              26,424                17,359
                                                           48,899                38,728             147,579               107,702

Income From Operations.........................            13,805                 5,989              23,696                10,861

Net Loss on Dispositions ......................              (134)                 (219)               (145)                 (212)

Interest Expense...............................            (9,853)               (5,992)            (27,835)              (15,113)

Other, net.....................................              (517)                   84                (724)                   70
Income (Loss) Before Minority Interests .......             3,301                  (138)             (5,008)               (4,394)

Minority Interests.............................               (10)                 (125)               (185)                 (167)
Net Income (Loss)..............................$            3,291    $             (263) $           (5,193)   $           (4,561)


Net Income (Loss) Per Share ...................$             0.08    $            (0.01) $            (0.13)   $            (0.12)


Weighted Average Number of Common
  Shares Outstanding ..........................        41,207,035            38,581,748          41,029,439            38,477,457



 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

            VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

(Dollar amounts in thousands)                                                    1995                  1994
                                                                              (Unaudited)           (Unaudited)
Cash flows from operating activities:

    Net loss..............................................................$          (5,193)    $          (4,561)

    Adjustments  to  reconcile  net  loss  to net  cash  provided  by  operating activities:
       Depreciation and amortization......................................           26,424                17,359
       Amortization of deferred debt issuance costs.......................              748                   988
       Equity in losses of unconsolidated entities........................              685                    64
       Minority interests.................................................              185                   167
       Net loss on dispositions...........................................              145                   212
       Non-cash compensation for management consulting services...........           (1,874)               (1,831)
       Changes in current items:
         Accounts receivable, net.........................................           (7,059)               (7,083)
         Cellular telephone inventories...................................            4,552                (1,482)
         Account payable and accrued expenses.............................           (6,068)                5,264
         Other, net.......................................................              (70)                  229
                Net cash provided by operating activities.................           12,475                 9,326

Cash flows from investing activities:

    Purchase of property and equipment....................................          (94,629)              (38,912)
    Proceeds from dispositions of property and equipment..................               95                    85
    Payments for acquisition of investments...............................          (64,038)              (37,300)
    Proceeds from dispositions of cellular interests......................        --                          431
    Capital contributions to unconsolidated cellular entities.............             (318)                 (458)
                Net cash used in investing activities.....................         (158,890)              (76,154)

Cash flows from financing activities:

    Principal payments of long-term debt..................................               (4)               (3,006)
    Net proceeds from issuance of common stock............................            3,108                   940
    Proceeds of long-term debt............................................          146,500                67,500
    Debt issuance costs...................................................              (88)               (2,203)
    Decrease (increase) in other assets...................................             (140)                   14
                Net cash provided by financing activities.................          149,376                63,245

Net increase (decrease) in cash...........................................            2,961                (3,583)

Cash, beginning of period.................................................            5,745                 9,098

Cash, end of period.......................................................$           8,706     $           5,515

SUPPLEMENTAL DISCLOSURE OF INTEREST PAID..................................$          23,058     $          13,941


 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
(Unaudited)
Note 1:           Basis of Presentation

The accompanying condensed consolidated financial statements of Vanguard Cellular Systems, Inc. and Subsidiaries (the Company) have been prepared without audit pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K.

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

------------------------------------------------------------
Note 2:           Investments

Cellular Entities

The Company continues to expand its ownership of cellular markets through strategic acquisitions. The Company's significant activity relating to its cellular investments during the first nine months of 1995 was as follows:

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

Pro forma consolidated results of operations, as if the acquisition of the PA-8 RSA had occurred January 1, 1994, are as follows (in thousands, except per share data):

                                                           Nine Months
                                                        Ended September 30,
                                                        1995            1994

Revenues.................................             $171,782        $122,550
Net loss.................................               (5,434)         (7,412)
Net loss per share.......................                 (.13)           (.19)

Geotek Communications, Inc.

In February 1994, the Company and Geotek Communications, Inc. ("Geotek") formed a strategic alliance whereby the Company purchased from Geotek 2.5 million shares of Geotek common stock for $30 million and received a series of options to purchase additional shares in Geotek in three separately linked transactions. Geotek is a telecommunications company that is developing an Enhanced Specialized Mobile Radio (ESMR) wireless communications network in the United States based on its Frequency Hopping Multiple Access digital technology (FHMATM). Geotek's common stock is traded on the NASDAQ National Market System. In addition, the Company entered into a 5-year management consulting agreement to provide operational and marketing support in exchange for 300,000 shares of Geotek common stock per year. In the first nine months of 1995, the Company earned and recorded as revenue approximately 225,000 shares under the management agreement with an aggregate value of $1.9 million based upon the average closing price of Geotek stock during the periods held. During the same period in 1994, the Company earned and recorded as revenue 180,000 shares with an aggregate value of $1.8 million. The rights to future shares under the management agreement are subject to continued exercise of options to purchase stock discussed below.

On May 25, 1995, the Company and Toronto Dominion Investments ("TDI"), a subsidiary of Toronto Dominion Bank, entered into an agreement with Geotek pursuant to which the Company and TDI each agreed to purchase for $5.0 million in cash 531,163 shares of Series L Convertible Preferred Stock of Geotek with a stated value of $9.408 per share (the "Geotek Preferred Stock"). Under the agreement, TDI completed its $5.0 million investment in Geotek Preferred Stock on May 25, 1995, and the Company completed its investment on September 1, 1995. Dividends on the shares are payable quarterly at a rate of 7-1/2% per annum, in cash or preferred shares. The shares are convertible into common shares of Geotek at a conversion price of $9.408 per share subject to certain adjustments.

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

Other Investments

The Company owns approximately 22% of the outstanding stock of International Wireless Communications, Inc. ("IWC") and has invested an aggregate of $12.1 million, including $5.5 million invested during 1995. IWC is a development stage company specializing in securing, building and operating wireless businesses other than cellular telephone systems primarily in Latin America and Southeast Asia. The Company's investment in IWC is recorded in the accompanying financial statements using the equity method.

On July 31, 1995 the Company agreed to merge its subsidiary company, Vanguard International Telecommunications, Inc., into IWC in exchange for 99,306 shares of IWC Series E Preferred Stock. (The 99,306 shares represent 100% of the issued and outstanding Series E shares.) In addition, the Company will convert notes for $1.49 million and $1.485 million into Series F Preferred Stock. The exchange is expected to close in the fourth quarter of 1995.

The  Company  has  invested  approximately  $3 million in
Inter(Bullet)Act  Systems, Incorporated  and has entered into an agreement  with  Inter(Bullet)Act  whereby the Company  will  invest up to an additional $7 million, subject to Inter(Bullet)Act raising an additional $7 million from other investors. Inter(Bullet)Act is a development stage company that provides targeted product promotions to retail customers at the
point  of  entry  of  a  retail  outlet,   primarily  supermarkets,   through  a
computer-equipped kiosk. The Company's investment is recorded using the equity method in the accompanying financial statements.

------------------------------------------------------------
Note 3:           Long-Term Debt

Long-term debt consists of the following as of September 30, 1995 and December 31, 1994 (in thousands):

                                                September 30,      December 31,
                                                    1995              1994
                                                 (Unaudited)

Borrowings under the 1994 Credit Facility:
         Term Loan                             $     325,000           $ 325,000
         Revolving Loan                              170,000              23,500
         Other Long-Term Debt                            145                 149
                                                     -------           ---------
                                               $     495,145           $ 348,649
                                                     =======           =========

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

The Company maintains interest rate swap and interest rate cap agreements which provide protection against interest rate risk. At September 30, 1995, the Company had interest rate cap agreements in place covering a notional amount of $150 million. The interest rate cap agreements provide protection to the extent that LIBOR exceeds the strike level through the expiration date as follows:

  Strike Level                Notional Amount     Expiration Date

          9.0%                  50 Million         December, 1996
          9.0%                  50 Million         December, 1997
 7.63% - 9.75%                  50 Million         December, 1997
                               -----------
                              $150 Million

The total cost of these interest rate cap agreements of $597,000 has been recorded in other assets in the consolidated balance sheet and is being amortized over the lives of the agreements as a component of interest expense.

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

The effect of interest rate protection agreements on the operating results of the Company was to decrease interest expense in the third quarter of 1995 by $125,000 and increase interest expense by $34,000 in the same period in 1994. The interest rate protection agreements decreased interest expense by $94,000 for the nine months ended September 30, 1995 and increased interest expense $103,000 in the same period in 1994.

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

VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION

The following is a summary of the Company's ownership interests in cellular markets in which the Company's ownership interests exceeded 20% at September 30, 1995 and 1994. This table does not include any ownership interests that were contracted for at these dates.

                                                         September 30,
Cellular Markets                                    1995               1994
----------------                                    ----               ----

MID-ATLANTIC SUPERSYSTEM:
         Allentown, PA/NJ                           100.0%           100.0%
         Wilkes-Barre/Scranton, PA                  100.0            100.0
         Harrisburg, PA                              86.8             86.8
         Lancaster, PA                              100.0            100.0
         York, PA                                   100.0            100.0
         Reading, PA                                100.0            100.0
         Altoona, PA                                100.0             99.9
         State College, PA                           97.0             97.0
         Williamsport, PA                            92.5             90.9
         Union, PA (PA-8 RSA)                       100.0              --
         Chambersburg, PA (PA-10 East RSA)           91.6             90.8
         Lebanon, PA (PA-12 RSA)                    100.0            100.0
         Mifflin, PA (PA-11 RSA)                    100.0            100.0
         Wayne, PA (PA-5 RSA)                       100.0            100.0
         Orange County, NY                          100.0            100.0
         Binghamton, NY                             100.0              1.0
         Elmira, NY                                 100.0              --

NEW ENGLAND METRO-CLUSTER:
         Portland, ME                               100.0            100.0
         Portsmouth, NH/ME                          100.0            100.0
         Bar Harbor, ME (ME-4 RSA)                  100.0              --

FLORIDA METRO-CLUSTER:
         Pensacola, FL                              100.0            100.0
         Fort Walton Beach, FL                      100.0            100.0

WEST VIRGINIA METRO-CLUSTER:
         Huntington, WV/KY/OH                       100.0            100.0
         Charleston, WV                             100.0            100.0
         Ripley, WV (WV-1 East RSA)                 100.0              --

CAROLINAS METRO-CLUSTER:
         Myrtle Beach, SC (SC-5 RSA)                100.0            100.0
         Wilmington, NC                              47.7             47.7
         Jacksonville, NC                            47.3             47.3

RESULTS OF OPERATIONS

Three Months Ended September 30, 1995 and 1994

Service revenues increased by $18.7 million or 47% primarily as a result of a 79% increase in the number of subscribers in majority owned markets to approximately 340,000 as of September 30, 1995, as compared to the end of the third quarter of 1994. Approximately 80% of the increase in the number of subscribers was due to subscriber growth in markets controlled by the Company in both periods, and the remainder was due to the acquisition of new markets and subsequent subscriber additions in those markets.

Total net subscribers in the Company's majority owned markets increased by 26,000 during the third quarter of 1995 as compared to 21,000 in the third quarter of 1994. This 24% increase in the growth rate of net subscriber additions is the result of an increase in productivity by sales personnel which the Company believes has been augmented by increased sales training, and the growing acceptance of cellular communications. The growth in net subscriber additions also reflects an increase in the number of agents in the Company's indirect distribution channels combined with moderate economic growth in the Company's operating regions. As discussed below, the Company added 95,000 net subscribers in the first nine months of 1995, a 65% increase in the number of subscriber additions during the first nine months of 1994. The Company believes that the decrease in the subscriber growth rate in the third quarter of 1995 was the result of the Company's decision to reduce the level of discretionary advertising and promotional expenses during the quarter while continuing to explore more cost effective distribution channels.

Service revenues attributable to the Company's own subscribers increased 62% during the third quarter of 1995 to $46.4 million as compared to the same period in 1994. Average monthly local revenue per subscriber declined 11% to $47 compared to $53 a year ago. Approximately one-fifth of this decline was due to the acquisition of markets with subscribers who produce lower local revenue. The balance of this decline was due to increased incremental penetration into the segment of consumers who generally use their cellular phones less frequently. Service revenues generated by customers of other cellular providers roaming into the Company's markets increased 9% to $12.4 million as compared to $11.4 million a year ago. This increase was the result of increased usage and is partially offset by daily access and usage rate reductions of 30-40% initiated by the Company and entered into with certain other cellular providers in the MidAtlantic Region of the United States in 1995. The reduced rates charged to other cellular carriers is the result of negotiations in which the Company also pays lower rates. When combining revenue from the Company's customers with roaming revenue, overall average monthly revenue per subscriber for the quarter declined 19% to $60 from $74 a year ago.

Cellular equipment revenues decreased $721,000 or 19% to $3.1 million for the three months ended September 30, 1995 as compared to the same period in 1994. This decrease was primarily due to the continuing decline in the retail price of cellular equipment charged to the Company's subscribers. Cost of cellular equipment decreased 26% to $5.0 million during the 1995 period due to increased activity in the rental phone program. The Company continues to sell telephones at or below cost in response to competitive pressures and also continues the availability of its rental program.

Cost of service expenses as a percentage of service fees improved from 15% during the third quarter of 1994 to 10% during the third quarter of 1995 primarily as a result of the intercarrier roaming rate reductions described above. The balance of the decrease was due to the continued negotiation of more favorable long distance and interconnection agreements and, to a lesser extent, the higher utilization of the Company's cellular systems.

General and administrative expenses increased 43% or $4.8 million during the three months ended September 30, 1995 but decreased as a percentage of service fees to 27% from 28% in the same period in 1994. These expenses declined as a percentage of service fees primarily as a result of controlled increases of many overhead expenses resulting in higher utilization of the Company's existing personnel and systems. General and administrative expenses should continue to decline as a percentage of service fees as the Company continues to add more subscribers without commensurate increases in general and administrative overhead.

Marketing and selling expenses increased 37% to $12.4 million during the three months ended September 30,1995, as compared to the same period in 1994. As a percentage of service fees, these expenses decreased to 21% from 22%. During the three months ended September 30, 1995, marketing and selling expenses, including the net loss on subscriber equipment, increased to $14.2 million from $11.8 million for the same period in 1994. This increase was primarily attributable to the higher rate of growth in net subscriber additions described above for the 1995 period as compared to the 1994 period and the resulting increase in salaries and commissions. Marketing and selling expenses per net subscriber addition including the loss on cellular equipment decreased 3% to $546 in 1995 from $563 during the same period in 1994. This decrease was primarily a result of the Company's decision to reduce the level of discretionary advertising and promotional expenses as discussed above.


Depreciation and amortization increased $3.5 million or 59% during the three months ended September 30, 1995 as compared with the same period in 1994. The addition of approximately $100 million of new property and equipment placed in service during the twelve months ended September 30, 1995, accounts for approximately $2.2 million of the increase. The balance of the increase is the result of the amortization of licenses and customer base acquired through acquisitions during the same period.

Interest expense increased $3.9 million or 64% during the three months ended September 30, 1995. This increase resulted primarily from an increase in average borrowings of approximately $186.5 million, and to a lesser extent an increase in average interest rates charged.

In the third quarter of 1995, the Company reported net income of $3.3 million or $.08 per share as compared to a net loss of $263,000 or $.01 per share for the same period in 1994. The increase in net income is due to the rate of revenue growth exceeding the rate of growth in related operating expenses as discussed above.

Nine Months Ended September 30, 1995 and 1994

Generally, explanations of changes between specific components of revenue and costs and expenses contained in the results of operations for the three month period ended September 30, 1995 apply also to the nine month period ended September 30, 1995.

Service fees for the nine months ended September 30, 1995 increased 51% to $156.7 million primarily as a result of the increase in the number of subscribers served in the 1995 period. Total net subscribers in the Company's majority owned markets increased by 95,000 during the first nine months of 1995 as compared to 57,700 in the first nine months of 1994, representing a 65% increase in the growth rate of net subscriber additions. Average monthly revenue per subscriber was $60 and $72 for the nine months ended September 30, 1995 and 1994, respectively.

Cost of service expenses as a percentage of service fees decreased to 11% for the nine month period ended September 30, 1995 from 15% in 1994. As previously explained, this decrease in the relationship between service fees and cost of service is largely due to more favorable negotiated roaming agreements associated with the specific billing practice described previously.

General and administrative expenses increased $12.1 million or 39% but declined as a percentage of service fees to 28% during the nine months ended September 30, 1995 as compared to 30% during the same period in 1994.

Marketing and selling expenses increased by $15 million or 63% and increased as a percentage of service fees to 25% from 23% during the nine month periods ending September 30, 1995 and 1994, respectively. These increased expenditures were primarily due to increases in commission expenses associated with the addition of 95,000 net subscribers during the nine months ended September 30, 1995 as compared to 57,700 during the same period in 1994. Also contributing were advertising and promotions in 1995. Marketing and selling expenses per net subscriber addition including the loss on cellular equipment decreased 6% to $505 in 1995 from $536 during the same period in 1994. This decrease was primarily a result of the Company's decision to reduce the level of discretionary advertising and promotional expenses during the quarter while continuing to explore more cost effective distribution channels.

Depreciation and amortization increased $9 million or 52% during the nine months ended September 30, 1995 as compared to the same period in 1994. The addition of approximately $100 million of new property and equipment placed in service during the twelve months ended September 30, 1995, accounts for approximately $4.6 million of the increase. The balance of the increase is the result of the amortization of licenses and customer base acquired through acquisitions during the same period.

Interest expense increased $12.7 million or 84% during the nine months ended September 30, 1995. This increase resulted primarily from an increase in average borrowings of approximately $167.2 million, and to a lesser extent an increase in the interest rates charged.

Net loss increased from $4.6 million or $.12 per share for the nine months ended September 30, 1994 to $5.2 million or $.13 per share in the 1995 period. The increase in net loss is primarily attributable to the increases in depreciation, amortization, and interest expense as discussed above, which offset an increase in income from operations before depreciation and amortization.

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

As of September 30, 1995, $495 million had been borrowed under the 1994 Credit Facility. Under the restrictive covenants of the facility, future borrowing availability generally increases as the Company's operating performance improves. The Company does not expect these covenants to curtail planned borrowings. As of September 30, 1995, the most restrictive of these covenants would limit additional available borrowings during the fourth quarter of 1995 to $147 million.

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

The Term Loan and the Revolving Loan bear interest at a rate equal to the Company's choice of the Prime Rate or Eurodollar Rate plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. As of September 30, 1995 the leverage ratio, which is computed as the ratio of Total Debt (as defined) to Adjusted Cash Flow (as defined), was at a level such that the applicable margins on the borrowings will be reduced to 0.375% and 1.625% per annum for the Prime Rate and Eurodollar Rate, respectively, during the fourth quarter of 1995.

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

In January 1995, the Company purchased the Union, Pennsylvania (PA-8) RSA for a cash price of $51.3 million with borrowings under its 1994 Credit Facility. The PA-8 RSA lies in the center of the Company's Mid-Atlantic Supersystem and is an operational cellular system. Condensed pro forma financial information for PA-8 as of September 30, 1995, is contained in Note 2 to the condensed consolidated financial statements.

GEOTEK COMMUNICATIONS, INC. In February 1994, the Company and Geotek Communications, Inc. ("Geotek") formed a strategic alliance whereby the Company purchased from Geotek 2.5 million shares of Geotek common stock for $30 million and received a series of options to purchase additional shares in Geotek in three separately linked transactions. Geotek is a telecommunications company that is developing an Enhanced Specialized Mobile Radio (ESMR) wireless communications network in the United States based on its Frequency Hopping Multiple Access digital technology (FHMATM). Geotek's common stock is traded on the NASDAQ National Market System. In addition, the Company entered into a 5-year management consulting agreement to provide operational and marketing support in exchange for 300,000 shares of Geotek common stock per year. In the first nine months of 1995, the Company earned and recorded as revenue approximately 225,000 shares under the management agreement with an aggregate value of $1.9 million based upon the average closing price of Geotek stock during the periods held. During the same period in 1994, the Company earned and recorded as revenue 180,000 shares with an aggregate value of $1.8 million. The rights to future shares under the management agreement are subject to continued exercise of options to purchase stock discussed below.

On May 25, 1995, the Company and Toronto Dominion Investments ("TDI"), a subsidiary of Toronto Dominion Bank, entered into an agreement with Geotek pursuant to which the Company and TDI each agreed to purchase for $5.0 million in cash 531,163 shares of Series L Convertible Preferred Stock of Geotek with a stated value of $9.408 per share (the "Geotek Preferred Stock"). Under the agreement, TDI completed its $5.0 million investment in Geotek Preferred Stock on May 25, 1995, and the Company completed its investment on September 1, 1995. Dividends on the shares are payable quarterly at a rate of 7-1/2% per annum, in cash or preferred shares. The shares are convertible into common shares of Geotek at a conversion price of $9.408 per share subject to certain adjustments.

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

OTHER INVESTMENTS. The Company owns approximately 22% of the outstanding stock of International Wireless Communications, Inc. ("IWC") and has invested an aggregate of $12.1 million, including $5.5 million invested during 1995. IWC is a development stage company specializing in securing, building and operating wireless businesses other than cellular telephone systems primarily in Latin America and Southeast Asia. The Company's investment is recorded in the accompanying financial statements using the equity method.

On July 31, 1995 the Company agreed to merge its subsidiary company, Vanguard International Telecommunications, Inc., into IWC in exchange for 99,306 shares of IWC Series E Preferred Stock. (The 99,306 shares represent 100% of the issued and outstanding Series E shares.) In addition, the Company will convert notes for $1.49 million and $1.485 million into Series F Preferred Stock. The exchange is expected to close in the fourth quarter of 1995.

The Company has invested approximately $3 million in Inter|X|Act Systems, Incorporated and has entered into an agreement with Inter|X|Act whereby the Company will invest up to an additional $7 million, subject to Inter|X|Act raising an additional $7 million from other investors. Inter|X|Act is a development stage company that provides targeted product promotions to retail customers at the point of entry of a retail outlet, primarily supermarkets, through a computer-equipped kiosk. The Company's investment is recorded using the equity method in the accompanying financial statements.

CAPITAL EXPENDITURES. As of September 30, 1995, the Company had approximately $264 million of property and equipment placed in service. The Company historically has incurred capital expenditures primarily based upon capacity needs in its existing markets resulting from continued subscriber growth. During 1994, the Company initiated a plan to double the number of cell sites in order to increase geographic coverage and provide for additional portable usage in the Company's cellular markets. As a result of this accelerated network buildout and the continued growth of the Company's subscriber base, capital expenditures were approximately $95 million during the first nine months of 1995. Capital expenditures for the remainder of 1995 are estimated to be approximately $35 million and are expected to be funded primarily with proceeds from the 1994 Credit Facility.

CASH FLOW GOALS. Operating Cash Flow improved $21.9 million to $50.1 million during the nine months ended September 30, 1995 as compared to the same period last year. The Company's primary goal over the next several years will be to maximize Operating Cash Flow. In order to do so the Company must minimize decreases in monthly revenue per subscriber and have continued rapid subscriber growth with low incremental marketing and sales costs.

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





                                             VANGUARD CELLULAR SYSTEMS, INC.


Date:             November 14, 1995          By:  /s/  Haynes G. Griffin
                                                 ----------------------
                                                   Haynes G. Griffin
                                                        President
                                                            and
                                                  Chief Executive Officer


Date:             November 14, 1995          By: /s/ Stephen L. Holcombe
                                                 -----------------------
                               Stephen L. Holcombe
                              Senior Vice President
                                                           and
                             Chief Financial Officer
                            (principal accounting and
                          principal financial officer)

INDEX TO EXHIBITS



                             EXHIBIT NO. DESCRIPTION


* 4 (a) Articles of Incorporation of Registrant as amended through July 25, 1995, filed as Exhibit 1 to the Registrant's Form 8-A/A dated July 25, 1995.

*       4 (b) Bylaws of  Registrant  (compilation  of July 25,  1995),  filed as
        Exhibit 2 to the Registrant's Form 8-A/A dated July 25, 1995.

    10  Letter  Agreement  dated  October  19,  1995,   between  registrant  and
        Inter|X|Act Systems, Incorporated.

    11 Calculation of fully diluted net loss per share for the three months and nine months ended September 30, 1995 and 1994.

    27  Financial Data Schedule.


* Incorporated by reference to the statement or report indicated.