Form 10-K405
period 1995-12-31
VANGUARD CELLULAR SYSTEMS INC
filed 1996-03-20
CIK 771178

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [Fee Required]

For the Fiscal Year Ended December 31, 1995

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of the registrant's Common Stock held by those other than executive officers and directors at March 15, 1996, based on the NASDAQ closing sale price for the Registrant's Common Stock as of such date, was approximately $693,065,000.

     The number of shares outstanding of the issuer's common stock as of March 15, 1996 was 41,313,443.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement relating to its 1996 annual meeting of stockholders are incorporated by reference into Part III as set forth herein. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 1995.

                               TABLE OF CONTENTS

                                                            PART I
Item 1 Business........................................................................................................       1
Item 2 Properties......................................................................................................      16
Item 3 Legal Proceedings...............................................................................................      16
Item 4 Submission of Matters to a Vote of Security Holders.............................................................      16
Item 4(a) Executive Officers of the Registrant.........................................................................      16


                                                            PART II
Item 5 Market for the Registrant's Common Stock and Related Stockholder Matters........................................      18
Item 6 Selected Consolidated Financial Data............................................................................      19
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations...........................      21
Item 8 Financial Statements and Supplementary Data.....................................................................      26
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................      26

                                                           PART III
Item 10 Directors and Executive Officers of the Registrant.............................................................      27
Item 11 Executive Compensation.........................................................................................      27
Item 12 Security Ownership of Certain Beneficial Owners and Management.................................................      27
Item 13 Certain Relationships and Related Transactions.................................................................      27

                                                            PART IV
Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................................      28
Signatures.............................................................................................................      29
Index to Consolidated Financial Statements and Schedule................................................................     F-1
Exhibit Index

ITEM 1. BUSINESS

OVERVIEW

     Vanguard Cellular Systems, Inc. ("the Company") is one of the largest independent operators of cellular telephone systems in the United States based on its 7.5 million aggregate POPs as of December 31, 1995. The Company serves over 380,000 subscribers located in five "metro-clusters," or contiguous groups of cellular markets, comprised of 28 markets in the Eastern United States, including the Mid-Atlantic SuperSystem and the Florida, Carolinas, New England, and West Virginia metro-clusters. The Mid-Atlantic SuperSystem, which is contiguous to the New York, Philadelphia and Baltimore/Washington MSAs and the New England metro-cluster, which is contiguous to the Boston MSA, (four of the nation's seven largest MSAs) collectively represent approximately 80% of the Company's operating POPs. The Company's wireless products and services are distributed under the CellularONE(Register mark) brand name, one of the most recognized brand names in the wireless industry. For the year ended December 31, 1995, the Company had consolidated service revenues of $217 million and EBITDA of $68 million.

     The Company's markets are located in predominantly suburban and rural areas proximate to major urban areas, which the Company believes affords it several advantages over traditional urban wireless operations, including (i) greater network capacity, (ii) greater roaming revenue opportunities, (iii) lower distribution costs and (iv) higher barriers to entry. Because there are limits to the number of signals that can be transmitted simultaneously in a given area, the Company's less densely populated suburban and rural locations allow for greater frequency reuse, resulting in greater overall network capacity than in high density urban markets. The Company is able to provide high quality voice transmission with reduced instances of blocked or dropped calls. In addition to these network advantages, the Company's metro-clusters enjoy greater roaming revenue opportunities by virtue of their proximity to large urban centers. This benefit is best exemplified in the Mid-Atlantic SuperSystem, which is located in the heavily traveled corridor between New York, Philadelphia and Baltimore/Washington D.C. Roaming revenue requires minimal incremental administrative and marketing expenditures, and the Company believes that it is well positioned to benefit from both cellular roaming and eventual roaming by users of personal communication services ("PCS"). The Company also believes that it experiences lower distribution costs due to its internal distribution channels such as direct sales, retail stores and kiosks, which are more economical outside of urban areas. Finally, the Company believes that the lower population density and greater geographic coverage of its suburban and rural metro-clusters act as barriers to entry given the relatively higher per-subscriber costs of building competing wireless systems.

     The Company's annual service revenue and subscriber growth over the last three years has outpaced average industry growth over the three year period ending June 30, 1995 according to the most recently published data by the Cellular Telephone Industry Association. The number of subscribers in the Company's majority-owned markets grew from 92,300 to 381,000 over the last three years, a compound annual growth rate of approximately 60%, compared to an industry growth rate of 47%. Service revenue grew from $73 million in 1992 to $217 million in 1995, a compound annual growth rate of 44%, compared to an industry growth rate of 35%. In addition, the Company's EBITDA grew from $14 million in 1992 to $68 million in 1995. See "Item 6 -- Selected Consolidated Financial Data" and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

BUSINESS STRATEGY

     The Company's overall goal is to continue to pursue strong growth of subscribers, revenues and EBITDA. The Company intends to achieve this goal through its operating strategy of providing a broad range of high quality integrated wireless communications products and services. Key elements of the Company's strategy include:

     (Bullet) DEVELOPMENT OF THE METRO-CLUSTER SERVICE AREAS. The Company has pursued a strategy of developing and supplementing its regional metro-clusters to enable it to better serve its customers and to achieve cost efficiencies through economies of scale. By operating in contiguous markets, the Company can provide broad areas of seamless service and achieve economies of scale in marketing and operations as well as cost efficiencies in deploying its network infrastructure. The Company continually evaluates opportunities for acquisitions of new cellular properties in proximate suburban and rural markets that will expand its metro-clusters.

     (Bullet) CONTINUOUS CELLULAR NETWORK BUILDOUT. The Company continuously improves its systems. In 1994, the Company began a cellular network expansion and upgrade program in order to increase geographic coverage and provide for additional portable usage in the Company's cellular markets. In 1995, the Company added 110 new cell sites and replaced or upgraded 65 others, bringing its total number of cell sites to 270 as of December 31, 1995. The Company plans to add 80 cell sites in 1996 as it continues to enhance its network.

              The Company believes that its networks have sufficient capacity in its spectrum to serve the Company's growing subscriber base in the near future but plans to implement a gradual transition to digital technology before analog capacity constraints become a significant concern. The Company's networks are currently digital-ready, with dual mode analog/Time Division Multiple Access ("TDMA") digital radio technology already built-in such that individual transmitters may be converted to digital mode with minimal additional investment. See " -- Expansion of Product Offerings."

     (Bullet) INVESTMENT IN BRAND IDENTITY. The Company's wireless products and services are distributed under the CellularONE(Register mark) brand name, one of the most recognized brand names in the wireless industry. The CellularONE(Register mark) brand name currently is used by cellular systems covering more than 11,000 cities and towns, representing total POPs of over 129 million. The Company has a minority ownership interest in the partnership that owns the CellularONE(Register mark) brand name and that controls the promotion and management of the brand. In addition to benefitting from local advertising by licensees, the CellularONE(Register mark) brand name is advertised on a national basis by the partnership that owns the brand with funding provided by licensing fees.

     (Bullet) EMPHASIS ON CUSTOMER SERVICE AND ADVANCED BILLING SYSTEMS. The
              Company provides on-line customer support, 24 hours a day, seven days a week. The Company's internally developed, proprietary Flexcell(Register mark) billing and management information system enables the Company to provide quality services to its expanding customer base and affords it access to customer data, which it uses to facilitate its marketing efforts. One such service is Rapid Activation, which enables the Company to execute credit checks, order entry, and subscriber activation within five minutes. See " -- Customer Service."

     (Bullet) GROWTH OF INTERNAL DISTRIBUTION CHANNELS. The Company distributes its products and services through both its internal distribution network (direct salesforce, sales and service centers, and retail stores) and external distribution channels (national retailers, local agents and automotive dealers). The Company is continuing its long-term emphasis on internal distribution channels, particularly its own retail outlets, which the Company believes offer substantial benefits. These benefits include lower cost, higher effectiveness in selling to high margin customers, and a consistent point of customer contact, resulting in greater ongoing satisfaction for both internally and externally generated customers. The Company is therefore building additional retail outlets, as well as upgrading existing outlets. See " -- Marketing and Distribution."

     (Bullet) EXPANSION OF PRODUCT OFFERINGS. The Company continues to offer new and innovative products and services in order to increase the value of the basic voice product to the customer and to increase airtime revenues. In addition to enhanced cellular voice service packages, the Company has begun to offer digital data transmission, and field trials are underway for Cellular Digital Packet Data protocol ("CDPD"). With the integration of digital technology, the Company will be able to offer a variety of additional services such as caller identification, short messaging and call encryption.

MARKETS AND CLUSTERS

     The following table sets forth as of December 31, 1995, (i) the markets in which the Company owns an interest in a cellular system by region and by cluster, (ii) the Company's ownership percentage of the system, the total population of the market (as derived from 1995 population estimates) and (iii) the Company's POPs based on its ownership percentage.

                                                                                      COMPANY        1995          NET
                                                                                     OWNERSHIP    POPULATION      POPS
Mid-Atlantic SuperSystem:
  Allentown, PA/NJ................................................................     100.00%      712,049      712,049
  Wilkes-Barre/Scranton, PA.......................................................     100.00       660,089      660,089
  Harrisburg, PA..................................................................     100.00       496,511      496,511
  Lancaster, PA...................................................................     100.00       447,498      447,498
  York, PA........................................................................     100.00       446,753      446,753
  Reading, PA.....................................................................     100.00       349,909      349,909
  Williamsport, PA................................................................      93.32       121,194      113,094
  State College, PA...............................................................      96.99       129,835      125,927
  Orange County, NY...............................................................     100.00       324,343      324,343
  Wayne, PA (PA-5 RSA)............................................................     100.00        81,417       81,417
  Chambersburg, PA (PA-10 East RSA)...............................................      92.09       141,778      130,566
  Mifflin, PA (PA-11 RSA).........................................................     100.00       113,542      113,542
  Lebanon, PA (PA-12 RSA).........................................................     100.00       117,169      117,169
  Union, PA (PA-8 RSA)............................................................     100.00       406,665      406,665
  Altoona, PA.....................................................................     100.00       132,385      132,385
  Binghamton, NY/PA...............................................................     100.00       303,426      303,426
  Elmira, NY......................................................................     100.00        94,642       94,642
  Poughkeepsie, NY................................................................      11.14       262,663       29,249
     Subtotal.....................................................................                              5,085,234
West Virginia Metro-cluster:
  Huntington, WV/KY/OH............................................................     100.00       317,193      317,193
  Charleston, WV..................................................................     100.00       255,548      255,548
  Ripley, WV (WV-1 East RSA)......................................................     100.00        50,055       50,055
  Other...........................................................................                                 1,150
     Subtotal.....................................................................                               623,946
Florida Metro-cluster:
  Pensacola, FL...................................................................     100.00       379,069      379,069
  Fort Walton Beach, FL...........................................................     100.00       165,277      165,277
  Panama City, FL.................................................................      18.28       143,194       26,169
  Columbus, GA....................................................................      13.69       257,521       35,264
  Albany, GA......................................................................      10.29       118,201       12,160
  Pascagoula, MS..................................................................       6.55       126,963        8,322
  Other...........................................................................                                17,761
     Subtotal.....................................................................                               644,022
Carolinas Metro-cluster:
  Myrtle Beach, SC (SC-5 RSA).....................................................     100.00       241,941      241,941
 +Wilmington, NC..................................................................      47.97       198,532       95,231
 +Jacksonville, NC................................................................      47.79       147,695       70,585
  Petersburg, VA..................................................................      17.58       129,405       22,747
     Subtotal.....................................................................                               430,504
New England Metro-cluster:
  Portland, ME....................................................................     100.00       283,033      283,033
  Portsmouth, NH/ME...............................................................     100.00       276,749      276,749
  Bar Harbor, ME (ME-4 RSA).......................................................     100.00        85,481       85,481
  Bangor, ME......................................................................       5.31       147,766        7,840
  Other...........................................................................                                15,512
     Subtotal.....................................................................                               668,615
Other Minority Interests..........................................................                                70,445
TOTAL POPs........................................................................                              7,522,766

+ Jointly controlled through the Company's 50% ownership of a joint venture with a subsidiary of GTE Mobilnet.

SUBSCRIBERS

     Management believes that the Company's subscribers are primarily business users who utilize cellular telephone service to improve productivity. Historically, the Company's business users were individuals who worked extensively from their cars, in such professions as construction and real estate. As a result of the growing acceptance of cellular communications and the declining cost of portable and transportable phones, as well as the Company's marketing efforts, the Company's business users now are drawn from a wider range of occupations. Business users normally generate more revenue than nonbusiness consumers. While the Company anticipates increasing nonbusiness consumer acceptance of cellular telephone service, business users are expected to generate the majority of the Company's revenue for the foreseeable future.

     The following table sets forth the aggregate number of subscribers in the Company's majority-owned markets at the end of the periods indicated.

QUARTER                                                                  1993       1994       1995
First................................................................    99,500    150,000    280,000
Second...............................................................   107,500    169,000    314,000
Third................................................................   116,200    190,000    340,000
Fourth...............................................................   132,300    245,000    381,000

     The incremental subscriber growth and the rate of incremental subscriber growth in the Company's majority-owned markets is set forth in the following table for the periods indicated.

                                                                         1993       1994       1995
Incremental Subscriber Growth........................................    40,000    112,700    136,000
Rate of Incremental Subscriber Growth................................       43%        85%        56%

     The following table sets forth the number of subscribers and the penetration percentages in majority-owned markets as of the dates indicated.

                                                                              DECEMBER 31,
                                                           1993                           1994                   1995
                                                SUBSCRIBERS    PENETRATION*    SUBSCRIBERS    PENETRATION*    SUBSCRIBERS
Mid-Atlantic SuperSystem.....................      88,500           2.15%        163,600           3.50%        254,500
New England..................................      13,000           2.37          23,500           3.71          35,500
Florida......................................      12,100           2.32          18,900           3.54          29,000
West Virginia................................      11,900           2.09          26,400           4.24          45,500
Carolinas....................................       6,800           2.82          12,600           5.17          16,500
  Total......................................     132,300           2.21         245,000           3.65         381,000

                                               PENETRATION*
Mid-Atlantic SuperSystem.....................       5.01%
New England..................................       5.50
Florida......................................       5.33
West Virginia................................       7.31
Carolinas....................................       6.82
  Total......................................       5.34

* Penetration represents total year-end subscribers divided by year-end total POPs in the Company's majority-owned markets.

     The Company believes subscriber growth and increased penetration in 1993, 1994 and 1995 were a product of the growing acceptance of cellular communications and the Company's efforts to capitalize on this increasing acceptance through a more highly trained salesforce and an expanded distribution network. In addition, 1994 and 1995 subscriber growth was augmented by approximately 14,000 and 9,000 subscribers, respectively, associated with the acquisition of certain cellular markets.

PRODUCTS AND SERVICES

     The Company's primary line of business is the provision of cellular telephone services. Customers are offered several pricing options combining different monthly access and usage charges and charges for related services.

     The Company provides regional service among its contiguous markets, such as those within the Mid-Atlantic SuperSystem. A customer in these regions can place and receive calls throughout the network without any additional daily fee and often at the same incremental rate per minute as in the customer's home market. In certain adjacent cellular markets not owned by the Company, the Company offers similar regional pricing options to its subscribers. The Company has entered into agreements with other cellular companies that allow its subscribers to roam in all 306 MSAs and a large majority of the 428 RSAs throughout the country. These agreements allow the Company's subscribers to be preregistered in cellular systems outside the Company's operating regions and to receive service while they are outside their home systems, typically for a usage charge and an additional daily fee.

     In certain markets, the Company charges its customers who roam into adjacent markets only the rates it charges in its own markets rather than passing through higher roaming rates customarily charged by many cellular carriers. This billing practice creates a marketing advantage by providing the customer with an apparently broader service area, but it results in increased costs for the Company. The Company has been reducing these costs through the continued negotiation of more favorable roaming agreements with both wireline and nonwireline cellular service providers in relevant areas. In addition to lowering its costs for delivering these services, the Company also has been able to reduce the costs associated with certain other markets which traditionally it had passed through to its customers at cost without a commensurate reduction in the rates it charges its customers. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company has offered and will continue to offer new and innovative products and services in order to increase the value of the basic voice product to the customer and to increase airtime revenues. Recent service additions include enhanced voice mail, which alerts the customer when a message has been left, and single number service, which allows a customer to use the same phone number in several locations. Other recent service additions include call management, which directs incoming calls to a succession of locations until the customer is reached, and voice dialing, which lets the customer make calls by spoken command without having to touch the keypad.

     The Company now offers digital data transmission over its existing cellular network, which allows the rapid transfer of data to and from personal computers, personal digital assistants ("PDAs"), and other devices. Trials are underway for use of the Cellular Digital Packet Data protocol ("CDPD"), an advanced data transmission method which the Company expects to offer in 1996. The Company also is field testing the TDMA digital protocol. Digital technology will allow the Company to offer Integrated Services Digital Network ("ISDN") standard services such as caller identification, short messaging, and call encryption. See
" -- Cellular Technology."

     In 1995, the Company began marketing and installing cellular mini-networks, which allow mobile communications across a business complex, building, or facility. These mini-networks connect seamlessly into conventional cellular networks. The Company is one of the first vendors to offer the mini-network systems, which are profitable both in terms of service and equipment sales.

     During 1996 and 1997, other new product offerings are expected to include extensive voice-mail and call-tracking options. The Company is also exploring the possibility of offering paging and long distance telephone service on a reselling basis.

MARKETING AND DISTRIBUTION

     The Company markets its services under the CellularONE(Register mark) brand name, one of the most recognized brand names in the wireless communications industry. In addition to benefitting from local advertising by licensees, the CellularONE(Register mark) brand name is advertised on a national basis by the partnership that owns the brand using the proceeds of licensing fees. The CellularONE(Register mark) brand name currently is used by cellular systems covering more than 11,000 cities and towns with total POPs of more than 129 million. The Company is one of three owners of the CellularONE(Register mark) brand name. During the first half of 1996, the Company expects to exercise an option to increase its ownership interest in the partnership that owns the brand name, at a cost of approximately $6.1 million, to one-third from the 2.5% interest it currently owns. As an owner of the CellularONE(Register mark) name, the Company exercises influence over the promotion and future services offered under the brand. As part of an ongoing strategy to enhance the value of the CellularONE(Register mark) brand, the owners of the brand currently plan to continue to license new carriers to operate under the CellularONE(Register mark) name, both for cellular, as well as for paging, PCS, long distance and for resellers of these services. Where CellularONE(Register mark) is licensed, existing licensees currently have the exclusive right to use the brand name for cellular and other services.

     The Company uses multiple distribution channels in each of its service areas to provide effective and extensive marketing of its products and services and to reduce its reliance on any single distribution source. These distribution channels fall into two broad categories: internally developed and controlled channels, and external channels.

     The Company is continuing its long-term focus on internal distribution channels as a means to reduce the cost and improve the quality of new subscribers. The Company's retail stores have been a historically low-cost distribution channel, a benefit that is enhanced for the Company as a result of relatively low facilities and other costs in the Company's suburban and rural markets as compared to urban areas. Also, Company sales representatives are most effective in selling to the high-end customers and businesses, which tend to provide the Company with the highest profit margins. The Company believes that cellular customers prefer to deal directly with sales representatives employed by the Company. In addition, Company stores provide an ongoing point of contact for service to subscribers regardless of whether the point of purchase was internal or external. The Company plans to expand its base of retail stores and kiosks and upgrade its existing retail outlets. The Company had a total of 60 retail locations as of December 31, 1995 and intends to add 26 locations in 1996.

     The Company's direct sales force consists of approximately 400 sales and administrative employees, who target small-to-medium sized companies, a high-margin area of business. In order to maintain a knowledgeable, customer-oriented sales force, the Company developed and administers its own sales training program designed to educate sales representatives for its markets. The program offers a curriculum that highlights mobile technologies, cellular equipment prospecting, sales techniques, and the customer service process, and the Company believes that, following the program, sales representatives are better able to address existing and potential customers' needs in a professional, knowledgeable and productive manner.

     The Company sells and rents cellular telephone equipment to its customers in order to encourage use of its services. The Company continues its practice, typical in the industry, of selling telephones at or below cost in response to competitive pressures, and the magnitude of the losses experienced in connection with providing cellular telephone equipment reflects the Company's increased subscriber growth. The Company also offers an equipment rental program that many subscribers have found to be an economical means of acquiring the use of cellular equipment. Under the terms of the rental program, subscribers obtain the use of a cellular telephone for a monthly charge. Although the Company retains ownership of this equipment, subscribers have the option to purchase their cellular telephones at any time during the rental period. The Company often utilizes a promotion under which the first year's rental charge is waived when the subscriber agrees to a one-year service contract.

     The Company is extending its control of the distribution process into certain external channels by offering the prepackaged MIO phone, a cellular telephone sold "off the shelf" at retail establishments. Company retail stores and kiosks also offer the MIO phone. MIO offers consumers attractive service options such as free weekend usage and remote activation, and delivers substantially higher profit margins to the Company than do phones activated by retailers through more conventional methods because of the lower associated commission costs.

     The Company also utilizes a telemarketing program as part of its sales and customer service efforts. This program is intended to aid the customer by providing sales follow-up and support, and helps the Company in securing additional and better sales referrals, upgrading existing subscribers to higher rate plans and promoting new custom-calling features.

     External distribution channels include national retailers such as WalMart, automobile dealers, and local agents and resellers. The Company enters into exclusive short-term contracts with each of its external distribution channels. Rapid growth in the wireless communications business, especially from customers contracted through external channels, reduced the percentage of internally-generated customers from 70% in 1992 to 52% in 1995. While the Company has benefitted from the increased success of external distribution channels, the Company continues to emphasize internal distribution channels, which it believes result in higher long-term profit margins.

CUSTOMER SERVICE

     The Company places a high priority on providing consistently high quality customer service. The central customer service department located in Greensboro, North Carolina, is open 24 hours daily, including weekends and holidays, and handles all customer service inquiries. Recently, the Company opened a regional call center in one of its markets and, depending on the success of this center, may open additional regional centers in the future. Potential benefits of regional call centers include having service delivery as close to the customer as possible to cover specific regional circumstances, being a more significant local employer and reducing the risk of encountering a lack of experienced customer service employees in the Greensboro, North Carolina area. All customer service personnel are trained in certain key areas such as general mobile telephone technology, available cellular equipment, cellular billing and roaming. The Company believes that this training provides these employees with the requisite knowledge to handle customer inquiries quickly and competently, resulting in greater customer satisfaction. The Company's training program, which was developed and is administered internally, requires employees to demonstrate competency through testing.

     The Company has developed a proprietary billing and management information system, Flexcell(Register mark), which it believes provides several service advantages to its customers. Using Flexcell(Register mark), customer service representatives are able to access current billing information quickly in order to respond promptly to customer inquiries. In addition, this system has the ability to integrate customer-related data from various operations within the Company into a single database. Using this database, service calls are systematically analyzed each month to highlight key customer issues. The customer database also provides the basis for customer satisfaction information. The Company has entered into a contract to provide Flexcell(Register mark) software and support to American Mobile Satellite Corporation, but is not currently marketing Flexcell(Register mark) to third parties in order to assure that it can meet the needs of the Company and American Mobile Satellite Corporation.

     To supplement the Company's customer service operations, Company telemarketers contact customers periodically to determine their satisfaction with the Company's service and to identify problems that can lead to subscriber cancellations. The Company also recently developed an integrated feature called "Rapid Activation," designed to reduce the time required to activate service for a new customer. Rapid Activation now allows the Company to perform a credit check, complete order entry and activate a cellular subscriber in approximately five minutes. Previously, this process required approximately one hour.

     To ensure quality installation for automotive customers and overall customer satisfaction, the Company has established its own installation and repair centers in most of its markets. These CellularONE(Register mark) installation and repair centers provide one-stop shopping for the Company's customers and enable the Company to control installation quality and scheduling and inventory levels. These centers are also authorized to perform warranty repair work for certain cellular telephone manufacturers.

CELLULAR TELEPHONE TECHNOLOGY

     Cellular telephone service is a form of telecommunications capable of delivering high quality, high capacity mobile and portable telephone services. Cellular systems are engineered so that a service area is divided into multiple cells approximately four to 10 miles in radius. Each cell contains a relatively low power transmitter, a receiver and signaling equipment (the base station). The base station in each cell is connected by microwave or telephone line to the mobile telephone switching office ("MTSO"). The MTSO controls the automatic transfer of calls from cell to cell as a subscriber travels, coordinates calls to and from a mobile unit, allocates calls among the cells within the system, and connects calls to the local landline telephone system or to a long-distance telephone network. Each conversation in a cellular system involves a radio transmission between a subscriber unit and a base station and the transmission of the call between the base station and the MTSO.

     The MTSO and base stations periodically monitor the signal strength of calls in progress. The signal strength of the transmission between a subscriber unit and the base station in any cell declines as the unit moves away from the base station. When the signal strength of a call declines to a predetermined level, the MTSO hands off the call in a fraction of a second to the base station of another cell where the transmission strength is greater. If the subscriber unit leaves the service area of the cellular system, the call is disconnected unless an appropriate technical interface has been established with an adjacent system.

     The FCC has allocated the cellular telephone systems frequencies in the 800 MHz band of the radio spectrum. Each of the two licenses in a cellular market is assigned 416 frequency pairs. Each conversation on a cellular system occurs on a pair of radio talking paths, thus providing full duplex (i.e., simultaneous two-way) service. Two significant features of cellular telephone systems are:
(i) frequency reuse, enabling the simultaneous use of the same frequency in two adequately separated cells, and (ii) call hand-off. A cellular telephone system's frequency reuse and call hand-off features result in highly efficient use of available frequencies and enable cellular telephone systems to process more simultaneous calls and service more users over a greater area than conventional mobile telephone systems.

     A cellular telephone system's capacity can be increased in various ways. Within certain limitations, increasing demand may be met by simply adding available frequency capacity to cells as required or, by using directional antennas, dividing a cell into discrete multiple sectors or coverage areas, thereby facilitating frequency reuse. Furthermore, an area within a system may be served by more than one cell through procedures that utilize available channels in adjacent cells. When all possible channels are in use, further growth can be accomplished through a process known as "cell splitting." Cell splitting entails dividing a single cell into a number of smaller cells serviced by lower-power transmitters, thereby increasing the reuse factor and the number of calls that can be handled in a given area. Digital transmission technologies are expected to provide cellular licensees with additional capacity to handle calls on cellular frequencies.

     There are limits to the number of signals that can be transmitted simultaneously in a given area. In highly populated MSAs, the level of demand for mobile and portable service is often large in relation to the existing capacity of most systems. Based on the demographics of its markets, the Company does not anticipate that the provision of mobile and portable service within its networks will require as large a proportion of the systems' capacities as is required in higher density MSAs. Therefore, the Company's systems are expected to have more capacity with which to pursue data applications and other expanded cellular services, which the Company believes may enhance its revenue potential and limit market opportunities for competitive mobile data systems.

     All cellular telephones are designed to be compatible with cellular systems in all market areas within the United States so that a cellular telephone may be used wherever a subscriber is located. Changes of cellular telephone numbers or other technical adjustments to mobile units by the manufacturer or local cellular telephone service businesses are generally required to enable the subscriber to change from one cellular service provider to another within a service area. Cellular system operators may provide service to roamers temporarily located in, or traveling through, their service area. The cellular system providing service to the roamer generally receives 100% of the revenues from such service and such roaming charges are billed to the roamer's local service provider.

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

     There are a number of recent technical developments in the cellular industry. Currently, while most of the MTSOs process information digitally, the radio transmission of cellular telephone calls is done predominantly on an analog basis. Digital technology is expected to offer advantages, including improved voice quality, larger system capacity, and perhaps lower incremental costs for additional subscribers. The conversion from analog to digital radio technology is expected to be an industry-wide process that will take a number of years. There are two digital technologies that currently are being considered by cellular companies: TDMA, presently in commercial service, and CDMA, which remains untested on a commercial basis. In addition, at least one cellular company offers an enhanced analog technology as an intermediate step which is designed to increase capacity and thereby enable such company to delay implementing digital technology.

     The Company has chosen TDMA as its digital technology. Rather than immediately converting to digital technology, however, the Company has adopted a strategy of deferring implementation until its capacity needs require it, or there is a demonstrable demand for services that can only be provided with digital technology, and the use of the requisite technology becomes more widespread. The substantial majority of the cellular equipment currently employed by the Company in its systems is "TDMA ready" and can work in either an analog or digital mode. As a result, the Company should be able to transition from analog to digital mode with minimal expense. However, one or more of the technologies currently utilized by the Company or implemented in the future may not be preferred by its customers or may become obsolete. If either event occurs, it could result in the Company undergoing a conversion which could involve significant expense. Pending such a conversion, the Company could be at a competitive disadvantage.

COMPETITION

     OTHER CELLULAR COMPETITION. The cellular telephone business is a regulated duopoly. Until 1994, the FCC provided for only two licenses in each market (although certain markets have been subdivided as a result of voluntary settlements), one to a nonwireline company and one to a wireline company, which is usually the local telephone company or its affiliate. Each licensee has the exclusive grant of a defined frequency band within each market. The Company holds exclusively nonwireline licenses. The primary competition, therefore, for the Company's cellular service in any market has traditionally come from the wireline licensee in that market. Competition is principally on the basis of services and enhancements offered (including the provision of cellular equipment at or below cost), the technical quality of the system, price and the quality and responsiveness of customer service.

     In the Company's control markets, its competitors are affiliates of the following companies:

MARKET                                         COMPETITOR
Allentown, PA/NJ                               Bell Atlantic/NYNEX Mobile
Wilkes Barre/Scranton, PA                      Independent Cellular Network, Inc.
Harrisburg, PA                                 360(degree) Communications Company (2)
Lancaster, PA                                  360(degree) Communications Company (2)
York, PA                                       360(degree) Communications Company (2)
Reading, PA                                    Bell Atlantic/NYNEX Mobile
Williamsport, PA                               Independent Cellular Network, Inc.
State College, PA                              Independent Cellular Network, Inc.
Wayne, PA (PA-5 RSA)                           Independent Cellular Network, Inc.
Mifflin, PA (PA-11 RSA)                        Bell Atlantic/NYNEX Mobile
Lebanon, PA (PA-12 RSA)                        360(degree) Communications Company (2)
Chambersburg, PA (PA-10 East RSA)              360(degree) Communications Company (2)
Union, PA (PA-8 RSA)                           Independent Cellular Network, Inc.
Altoona, PA                                    Independent Cellular Network, Inc.
Orange County, NY                              Bell Atlantic/NYNEX Mobile
Binghamton, NY/PA                              Frontier/Bell Atlantic/NYNEX Mobile
Elmira, NY                                     Frontier/Bell Atlantic/NYNEX Mobile
Huntington, WV/OH/KY                           Independent Cellular Network, Inc.
Charleston, WV                                 Independent Cellular Network, Inc.
Jackson, WV (WV-l East RSA)                    Bell Atlantic/NYNEX Mobile
Pensacola, FL                                  GTE Mobilnet
Fort Walton Beach, FL                          360(degree) Communications Company (2)
Myrtle Beach, SC (SC-5 RSA)                    ALLTEL/Palmetto MobileNet (3)
Wilmington, NC (1)                             360(degree) Communications Company (2)
Jacksonville, NC (1)                           360(degree) Communications Company (2)
Portland, ME                                   Bell Atlantic/NYNEX Mobile
Portsmouth, NH/ME                              Saco River Cellular, Inc./U.S. Cellular Corp.
Washington, ME (ME-4 RSA)                      U.S. Cellular Corp.

(1) Jointly controlled through the Company's 50% ownership of a joint venture with a subsidiary of GTE Mobilnet.
(2) Formerly Sprint Cellular Company.
(3) 360(degree) Communications Company has agreed to acquire Palmetto MobileNet's interest.

     Many of the Company's wireline company competitors are affiliates of large telecommunications corporations and may have access to greater capital resources than the Company. In addition, many of the Company's competitors may have greater marketing and technical resources than the Company.

     COMPETITION FROM OTHER TECHNOLOGIES. In addition to competition from the other cellular carrier in each of its markets, the Company faces or will face competition from Enhanced Specialized Mobile Radio ("ESMR") system operators, PCS and resellers of cellular and other facilities-based services.

     The FCC has licensed ESMR system operators to construct digital mobile communications systems on existing ESMR frequencies in many metropolitan areas throughout the United States. Several such operators have initiated service. At this time, the Company is unable to predict the extent to which and when, if ever, ESMR system operators will offer competitive services to cellular, either in the Company's markets or in adjacent areas.

     Licensing for broadband PCS has been divided by the FCC into 51 Major Trading Areas ("MTAs") and 493 Basic Trading Areas ("BTAs") based upon geographic boundaries described in the 1992 Rand McNally COMMERCIAL ATLAS & MARKETING GUIDE. There may be a minimum of two and as many as six broadband PCS providers in each area once the FCC completes its licensing. Two licensees each will hold 30 MHz of PCS spectrum in each MTA, one licensee will hold 30 MHz of PCS spectrum in each BTA and three licensees will hold 10 MHz of PCS spectrum in each BTA.

     The FCC has awarded licenses for the two 30 MHz bands of PCS spectrum in each MTA and many of these systems are under construction. Two such systems are operating on a commercial basis. The FCC is in the process of auctioning 30 MHz of PCS spectrum in each BTA and it is anticipated that the auctions will conclude in early spring 1996. The FCC has announced plans to hold auctions for the three 10 MHz bands of PCS spectrum in each BTA as soon as is feasible after completion of the current auction (and in any event in 1996). No specific date has been set for the next auction to begin.

     The FCC's rules limit a cellular licensee until the year 2000 to one 10 MHz PCS license in an area in which the cellular licensee provides cellular services to 10% or more of the population. At present, cellular licensees may hold a maximum of 25 MHz of spectrum in the cellular 800 MHz band. The FCC's imposed 35 MHz cap for combined PCS/cellular spectrum means that cellular carriers may acquire a 10 MHz PCS license now, and after January 1, 2000, an additional five MHz of PCS spectrum. Cellular licensees are not limited to the 10 MHz/15 MHz PCS license limitations outside of the areas in which they operate cellular systems.

     The Company is currently evaluating the opportunities that PCS might provide in its markets that could not be presently pursued through existing spectrum allocated to the Company through its cellular licenses, as well as PCS opportunities outside of its markets. Based upon the results of these studies, the Company may choose to participate in the upcoming auction process for some of the remaining PCS licenses.

     PCS services are anticipated to include wireless two-way telecommunications for voice, data and other transmissions employing digital micro-cellular technology. PCS will operate in the 1850 to 1990 MHz band. The Company anticipates that PCS will involve a network of small, low-powered transceivers placed throughout a neighborhood, business office or office complex, city or metropolitan area. PCS customers will communicate using digital devices similar to portable cellular telephones. The Company is studying currently-available technology to offer similar services on the 800 MHz cellular frequencies. There is no assurance that the Company will be able to implement such technology, or if it decides to do so, that it can implement these service features profitably and in a timely manner.

     Many PCS license winners who will compete with the Company have access to greater capital resources than the Company. Many of these companies or their affiliates also own and operate cellular telephone networks of substantial size and bring significant wireless communications experience to their PCS operations.

     The Company is preparing for the more competitive environment represented by the introduction of PCS and other digitally-based communications technologies by building out and enhancing its cellular telephone networks, increasing the quality of coverage in its service areas, expanding its service areas by selected acquisitions of adjacent and nearby cellular systems and by offering new features, products and services to its customers that the Company believes will be competitive with future communications providers that may utilize digital technology. See " -- Products and Services." The Company believes that it can effectively compete by utilizing its experience in developing and operating cellular networks and by virtue of the barriers imposed by its extensive existing system footprint. The Company believes that it has developed strong distribution channels and customer service capabilities overseen by an experienced management team. The Company's cellular systems are primarily located in suburban and rural markets into which management believes new PCS licensees are likely to enter only after initiation of PCS operations in higher density markets which may be more economically attractive. The Company anticipates that it may offer roaming services to PCS customers.

     Cellular system licensees are required by FCC policy to provide wholesale cellular service to resellers. A reseller provides cellular service to customers but is not itself an FCC cellular license holder. A reseller typically buys capacity on a cellular telephone network and is assigned a block of cellular telephone numbers from a cellular carrier. The reseller markets the wireless telephone service through its own distribution channels to the public. In this way, a reseller is not only a customer of the cellular telephone licensee's service, but also competes with the licensee for customers.

     The Company intends to explore mutually advantageous relationships with resellers to supplement its existing distribution channels. Recently, MCI Communications, Inc. and other large communications companies have begun negotiating resale agreements in certain larger markets throughout the country. The Company believes that it will receive increasing interest from persons interested in reselling the Company's cellular service but there can be no assurance that this will occur or that pursuing any such opportunities will be profitable.

REGULATION OF CELLULAR SYSTEMS

     FEDERAL REGULATION. The Company is subject to extensive regulation by the Federal government as a provider of cellular communications services. Pursuant to the Communications Act, the licensing, construction, operation, acquisition and transfer of cellular communications systems in the United States are regulated by the FCC. The FCC has promulgated rules governing the construction and operation of cellular communications systems and licensing and technical standards for the provision of cellular telephone service ("FCC Rules"). For licensing purposes, the United States is divided into 734 discrete geographically defined market areas comprised of 306 MSAs and 428 RSAs.

     In each market, the frequencies allocated for cellular telephone use are divided into two equal 25 MHz blocks and designated as Block A and Block B. Block A licenses were initially reserved for nonwireline entities, such as the Company. Block B licensees were initially reserved for entities affiliated with a wireline telephone company. Under current FCC Rules, a Block A or Block B license may be transferred with FCC approval without restriction as to wireline affiliation, but generally, no entity may own a substantial interest in both Block A and Block B in any one MSA or RSA. The FCC may prohibit or impose conditions on sales or transfers of licenses.

     Cellular service providers must satisfy a variety of FCC requirements relating to technical and reporting matters. One such requirement is the coordination of proposed frequency usage with adjacent cellular users, permitees and licensees in order to avoid interference between adjacent systems. In addition, the height and power of base station transmitting facilities and the type of signals they emit must fall within specified parameters. The FCC also regulates cellular service resale practices and the terms under which certain ancillary services may be provided through cellular facilities.

     The Company also regularly applies for FCC authority to use additional frequencies, to modify the technical parameters of existing licenses, to expand its service territory and to provide new services. The Communications Act requires prior FCC approval for transfers to or from the Company of a controlling interest in any license or construction permit, or any rights thereunder. Although there can be no assurance that any future requests for approval of applications filed will be approved or acted upon in a timely manner by the FCC, the Company has no reason to believe such requests or applications would not be approved or granted in due course.

     Initial operating licenses are generally granted for terms of up to 10 years, beginning on the dates of the grant of the initial operating authority and are renewable upon application to the FCC. Licenses may be revoked and license renewal applications denied for cause after appropriate notice and hearing. The FCC generally grants current licensees a license renewal if they have complied with their obligations under the Communications Act during their license terms. A potential challenger would bear a heavy burden to demonstrate that a license should not be renewed if the licensee's performance merits a renewal expectancy.

     Near the conclusion of the license term, licensees must file applications for renewal of licenses to obtain authority to operate for up to an additional 10-year term. Applications for license renewal may be denied if the FCC determines that the grant of an application would not serve the public interest. In addition, at license renewal time, other parties may file competing applications for authorization. In the event that qualified competitors file, the FCC may be required to hold a hearing to determine whether the incumbent or the competitor will receive the license. In 1993, the FCC adopted specific standards to apply to cellular renewals, concluding that it will award a renewal expectancy to a cellular licensee that meets certain standards of past performance. If the existing licensee receives a renewal expectancy, it is likely that the existing licensee's cellular license will be renewed without a full comparative hearing. To receive a renewal expectancy, a licensee must show that it (i) has provided "substantial" service during its past license term, and
(ii) has substantially complied with applicable FCC Rules and policies and the Communications Act. "Substantial" service is defined as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal.

     In 1994, the Company filed for renewal of one expiring license (for the Allentown-Bethlehem-Easton, PA/NJ MSA) which was originally granted by the FCC in 1985. In 1995, the Company filed for renewal of two expiring licenses (for the Northeast Pennsylvania, PA and Harrisburg, PA MSAs) which were originally granted by the FCC in 1986. All three license renewals were granted without challenge. The Company believes that it has met and will continue to meet all requirements necessary to secure renewal of its remaining cellular licenses which are scheduled to expire between 1997 and 2003. However, there can be no assurances that any such licenses will be renewed.

     In July 1994, the FCC issued a notice proposing a requirement whereby all cellular carriers would have to provide interexchange carriers with equal access. Currently, only AT&T-affiliated cellular carriers and the cellular affiliates of the Regional Bell Operating Companies ("RBOCs") are required to provide equal access. The FCC also proposed requiring all commercial mobile radio service providers to provide interconnection to other mobile service providers. In April 1995, however, the FCC tentatively concluded that it would be premature to adopt such a requirement. The Telecommunications Act of 1996 (the "Telecom Act") provides that a cellular carrier need not provide equal access unless the cellular carrier denies equal access, and such denial is contrary to the public interest, in which case the FCC may require the cellular carrier to unblock equal access by "dial around" or some other method. The Company currently provides "dial around" equal access to all of its customers.

     THE TELECOM ACT. The Telecom Act makes changes to the Communications Act and the antitrust consent decree applicable to the RBOCs affect the cellular industry. This legislation, among other things, affects competition for local telecommunications services, interconnection arrangements for carriers, universal service funding and the provision of interexchange services by the RBOCs' wireless systems.

     The Telecom Act requires state public utilities commissions and/or the FCC to implement policies that mandate cost-based reciprocal compensation between cellular carriers and local exchange carriers for interconnection services. The Company believes that implementation of these policies may result in a substantial decrease in interconnection expenses incurred by the Company.

     The Telecom Act requires the FCC to adopt rules to require communications companies, including cellular carriers, to contribute to a universal fund that reimburses communications carriers that provide basic communications services to marginal users who need such services.

     The Telecom Act also eases the restrictions on provision of interexchange telephone services by wireless carriers affiliated with RBOCs. RBOC-related wireless carriers have interpreted the legislation to permit immediate provision of long distance call delivery for their cellular customers.

     STATE AND LOCAL APPROVALS. Congress amended the Communications Act to preempt, as of August 10, 1994, state or local regulation of the entry of, and the rates charged by, any commercial mobile service or any private mobile service, which includes cellular telephone service. Notwithstanding such preemption, a state had until August 10, 1994 to petition the FCC for authority to continue regulating the rates for any commercial mobile service. Eight states filed petitions to continue their rate regulation authority: Arizona, California, Connecticut, Hawaii, Louisiana, New York, Ohio and Wyoming. In May 1995, the FCC denied all eight petitions and precluded those states from regulating the rates for commercial mobile service providers, including cellular operators. The FCC's actions on those petitions remain subject to reconsideration and judicial review. As a practical matter, the Company is free to establish rates and offer new products and services with a minimum of regulatory requirements. Several of the seven states in which the Company operates still maintain nominal oversight jurisdiction, primarily focusing upon resolution of customer complaints.

     The location and construction of cellular transmitter towers and antennas are subject to Federal Aviation Administration ("FAA") regulations and may be subject to Federal, state and local environmental regulation as well as state or local zoning, land use and other regulation. Before a system can be put into commercial operation, the grantee of a construction permit must obtain all necessary zoning and building permit approvals for the cell sites and MTSO locations and must secure state certification and tariff approvals, if required. The time needed to obtain zoning approvals and requisite site permits varies from market to market and state to state. Similarly, variations exist in local zoning processes. There can be no assurance that any state or local regulatory requirements currently applicable to the systems in which the Company's affiliates have an interest will not be changed in the future or that regulatory requirements will not be adopted in those states and localities which currently have none.

     Zoning and planning regulation may become more restrictive in the future with the addition of PCS carriers which are expected to seek sites for network construction as well. The industry is seeking relief from local laws which arbitrarily restrict the expansion of cellular networks. The Telecom Act provides potential limited relief by permitting the FCC to preempt states and localities from applying regulations in a manner which has the effect of prohibiting construction and operation of new cell sites.

     The Communications Act prohibits the issuance of a license to, or the holding of a license by, any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country. The Communications Act also prohibits the issuance of a license to, or the holding of a license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or representative thereof, or by any corporation organized under the laws of a foreign country. The FCC does however have the power to waive these restrictions in appropriate circumstances. The FCC has interpreted these restrictions to apply to partnerships and other business entities as well as corporations, subject to certain modifications. Failure to comply with these requirements may result in denial or revocation of licenses.

OTHER INVESTMENTS

     GEOTEK COMMUNICATIONS, INC. In February 1994, the Company purchased for $30 million from Geotek 2.5 million shares of Geotek common stock and options to invest up to $167 million for an aggregate of 10 million additional shares. Geotek is a telecommunications company that is developing a wireless communications network in certain metropolitan markets in the United States based on its FHMA digital technology. The original agreement was amended in May 1995 to reduce the number of options available for exercise and to lengthen substantially the time during which the Company may exercise its remaining options. In addition, pursuant to the May 1995 agreement, the Company agreed to purchase for $5 million in cash 531,463 shares of convertible preferred stock of Geotek with a stated value of $9.408 per share. Geotek's common stock is traded on the Nasdaq National Market System.

     As amended by the May 1995 agreement, the options held by the Company at December 31, 1995 are in three series as follows: (i) Series A options exercisable for 1,000,000 shares at $15 per share, (ii) Series B options exercisable for 1,714,200 shares at $16 per share and (iii) Series C options exercisable for 2,571,400 shares at $17 per share. All options are exercisable immediately and expire at various dates over the next several years. The Company has also entered into a five-year management consulting agreement to provide operational and marketing support to Geotek in exchange for 300,000 shares of Geotek common stock per year. However, should any portion of the Series A, B or C options expire without exercise, the management consulting agreement terminates. The Company currently owns less than 10% of Geotek's outstanding common stock and, in the event the options were exercised, would continue to own less than 10% of such stock.

     INTERNATIONAL WIRELESS COMMUNICATIONS, INC. The Company believes that foreign markets offer significant opportunities for wireless communications providers because of the limited availability of traditional landline telephone systems in many countries and the increasing demand for communications services. The Company's strategy is to pursue opportunities in the international arena as they arise without diverting the Company's financial and personnel resources from its primary business. Accordingly, the Company has pursued such opportunities through joint ventures with local entities and others and its investment in IWC. As of December 31, 1995, the Company had invested approximately $13.5 million and owned a 35% equity interest in IWC. While several wireless communications license applications are pending and certain licenses have been granted in which the Company has an interest, through joint ventures or through IWC, the Company currently does not have an ownership in any significant international operations. There is no assurance that the Company's international activities will prove successful.

     INTER(BULLET)ACT SYSTEMS, INCORPORATED. The Company has invested approximately $10 million in Inter(Bullet)Act Systems, Incorporated ("Inter(Bullet)Act") for an aggregate ownership interest of approximately 26%. Inter(Bullet)Act is a development stage company that provides targeted promotions to retail customers at the point of entry at a retail outlet, primarily supermarkets, through a computer-equipped kiosk. Certain officers and directors of the Company, as well as entities affiliated with certain directors of the Company, have made investments in Inter(Bullet)Act. As a group, these persons and entities had an ownership interest of approximately 19% as of March 19, 1996.

EMPLOYEES

     As of December 31, 1995, the Company had approximately 1,400 full-time employees, including approximately 400 employees associated with its direct salesforce. None of those employees are represented by a labor organization. Management considers its employee relations to be good.

                              CERTAIN DEFINITIONS

     Certain terms used in this Annual Report are defined with particular meanings as used herein.

     ANALOG: Transmission method employing a continuous (rather than pulsed or digital) electrical signal that varies in amplitude or frequency in response to changes in sound, light or position.

     BANDWIDTH: (1) Difference between the top and bottom limiting frequencies of a continuous frequency band. (2) Indicates the information-carrying capacity of a channel. FCC-licensed cellular operators have been allocated a continuous 25 MHz bandwidth in the 850-900 MHz band.

     BROADBAND: The type of FCC license that has been or will be awarded in the PCS auctions in the 1850 to 1990 MHz band.

     BTA: One of the 493 Basic Trading Areas, which are smaller than MTAs, into which the licensing for broadband PCS has been divided based on the geographic divisions in the 1992 Rand McNally COMMERCIAL ATLAS & MARKETING GUIDE.

     CDMA: Code Division Multiple Access digital technology. Technique that spreads a signal over a frequency band that is larger than the signal to enable the use of a common band by many users and to achieve signal security and privacy.

     CDPD: Cellular Digital Packet Data, a new packet data network protocol which offers fast and reliable data transmission without using large amounts of network capacity.

     CELL SITE: The entire infrastructure and radio equipment associated with a cellular transmitting and receiving station, including the land, building, tower, antennas and electrical equipment.

     CLUSTERS: A group of contiguous markets, the provision of which facilitates wide areas of uninterrupted cellular service, reduced airtime rates, automatic delivery of inbound calls and simplified dialing patterns.

     COMMUNICATIONS ACT: The Communications Act of 1934, as amended.

     CONTROLLED MARKETS: Markets in which the Company's ownership interest is greater than 50% as well as the Wilmington and Jacksonville, North Carolina markets which are jointly controlled by the Company and a subsidiary of GTE Corporation.

     CONTROLLED POPS: The Net POPs in a controlled market.

     CTIA: The Cellular Telecommunications Industry Association.

     DIGITAL: Transmission system in which information is transmitted in a series of pulses.

     ESMR: Enhanced Specialized Mobile Radio communications services, supplied by converting analog SMR services into an integrated, digital transmission system providing for call hand-off, frequency reuse and wide-call delivery networks.

     FAA: The United States Federal Aviation Administration.

     FCC: The United States Federal Communications Commission.

     FCC RULES: The rules promulgated by the FCC governing the construction and operation of cellular communications systems and licensing and technical standards for the provision of cellular communications service.

     IXC: Usually referred to as long-distance providers. There are many facilities-based IXCs including AT&T, MCI, WorldCom, Sprint and Frontier, as well as a select few competitive access providers that are authorized for IXC services.

     LEC: A company providing local telephone services.

     MARKET: An MSA or RSA.

     METRO-CLUSTER: A group of contiguous markets, the provision of which facilitates wide areas of uninterrupted cellular service, reduced airtime rates, automatic delivery of inbound calls and simplified dialing patterns.

     MSA: One of the Metropolitan Statistical Areas for which the FCC licensed cellular communications systems.

     MTA: One of the 51 Major Trading Areas into which the licensing for broadband PCS has been divided based on the geographic divisions in the 1992 Rand McNally COMMERCIAL ATLAS & MARKETING GUIDE.

     MTSO: A mobile telephone switching office, through which cell sites are connected to the local landline telephone network.

     NET POPS: The estimated population with respect to a given service area multiplied by the percentage interest that the Company owns in the entity licensed by the FCC to operate a cellular communications system within that service area.

     NONWIRELINE LICENSE: The license for a market initially awarded to a company or group that was not affiliated with a local landline telephone carrier in such market.

     PCS: Personal Communications Services. Emerging technologies providing wireless access to the local and long distance telephone system. Most PCS plans call for low-powered, light weight pocket phones with individual, personal telephone numbers that can be accessed without geographic restriction.

     PDA: Personal Digital Assistant, a wireless hand-held device that transmits data.

     PENETRATION: Customers divided by POPs in a given area.

     POPS: The estimate of the 1994 population of a MSA or RSA, as derived from the 1994 population estimates prepared by Strategic Mapping, Inc.

     RBOCS: The Regional Bell Operating Companies.

     RESELLER: A company that provides cellular service to customers but does not hold an FCC cellular license or own cellular facilities. A reseller buys blocks of cellular telephone numbers from a licensed carrier and, in turn, sells service through its own distribution network to the public.

     RF: Radio frequency.

     ROAMER: A cellular customer who makes or receives calls when traveling in another cellular company's market using his/her home cellular phone.

     ROAMING: The ability of cellular customers to make or receive calls when traveling in another cellular company's market. Occurs when a cellular customer leaves the cellular carrier's home area and uses his cellular phone.

     ROAMING AGREEMENT: Agreement entered into with other domestic cellular companies that allow the Company's customers to make or receive calls when traveling in another cellular company's market.

     RSA: One of the Rural Service Areas for which the FCC licensed cellular communications systems.

     SERVICE AREA: An MSA or RSA.

     SMR: Specialized Mobile Radio communications services.

     TDMA: Time Division Multiple Access digital technology, which designates a time frame for cellular users to transmit within a frequency.

     WIRELINE LICENSE: The license for a market initially awarded to a company or group that was affiliated with a local landline telephone carrier in such market.

ITEM 2. PROPERTIES

     The Company owns or leases certain properties in addition to the interests in cellular licenses presently owned by the Company. The Company leases its principal executive offices located in Greensboro, North Carolina, consisting of approximately 66,000 square feet of office space. The rental payments at this facility are fixed over five years except for escalations to cover certain related costs such as property taxes and maintenance. The Company also currently owns or leases an aggregate of approximately 120,000 square feet of office and retail space in its operating cellular markets. In addition, the Company either owns or leases under long-term contracts 300 cell site locations and eight cellular switch locations.

ITEM 3. LEGAL PROCEEDINGS

     The only legal proceedings pending against the Company or any of its subsidiaries are routine filings with the FCC and state regulatory authorities and customary regulatory proceedings pending in connection with acquisitions and interconnection rates and practices, proceedings concerning the telecommunications industry generally and other proceedings arising in the ordinary course of business which management believes, even if resolved unfavorably to the Company, would not have a materially adverse effect on the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters that were submitted to a vote of security holders of the Company during the quarter ended December 31, 1995.

ITEM 4 (A). EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information about each of the Company's executive officers:

NAME                          AGE                        POSITION
Stuart S. Richardson          49      Chairman of the Board of Directors
Haynes G. Griffin             49      President, Chief Executive Officer, Director
L. Richardson Preyer, Jr.     48      Executive Vice President, Treasurer,
                                        Vice Chairman of the Board of Directors
Stephen R. Leeolou            40      Executive Vice President, Chief Operating
                                        Officer, Secretary, Director
Stephen L. Holcombe           39      Senior Vice President, Chief Financial Officer
Richard C. Rowlenson          46      Senior Vice President, General Counsel
Timothy G. Biltz              37      Senior Vice President -- Marketing and Customer
                                        Service
S. Tony Gore, III             49      Senior Vice President -- Acquisitions and
                                        Corporate Development
Dennis B. Francis             43      Senior Vice President -- Technical Services

     STUART S. RICHARDSON has been a director since 1985 and was elected Chairman of the Board of Directors in 1986. Since 1995, Mr. Richardson has been Chairman of the Board of Lexington Global Asset Managers, Inc., a diversified financial services holding company. From 1985 to 1995, Mr. Richardson was an executive of Piedmont Management Company, Inc., formerly the parent corporation of Lexington Global Asset Managers, Inc., and served as its Vice Chairman from 1986 to 1995. Mr. Richardson also serves as a director of Chartwell Reinsurance Co. and Inter(Bullet)Act Systems, Inc. and is the former Chairman of the Board of Richardson-Vicks, Inc. Mr. Richardson's second cousin, L. Richardson Preyer, Jr., and Mr. Preyer's father, L. Richardson Preyer, Sr., are also directors.

     HAYNES G. GRIFFIN is President, Chief Executive Officer, a director and a co-founder of the Company. Mr. Griffin is a member of the Boards of Directors of Lexington Global Asset Managers, Inc., Inter(Bullet)Act Systems, Inc. and of Geotek Communications, Inc. Mr. Griffin currently serves on the United States Advisory Council on the National Information Infrastructure. He is a past Chairman of the Cellular Telecommunications Industry Association.

     L. RICHARDSON PREYER, JR. is Vice Chairman of the Board, Executive Vice President, Treasurer and a co-founder of the Company. Mr. Preyer serves as Administrative Trustee of Piedmont Associates and Southeastern Associates, investment partnerships, and is a director of Inter(Bullet)Act Systems, Inc.

     STEPHEN R. LEEOLOU is Executive Vice President, Chief Operating Officer, Secretary, a director and a co-founder of the Company. Mr. Leeolou is the Chairman of the Board of Inter(Bullet)Act Systems, Inc. and International Wireless Communications,

Inc. Prior to joining the Company, from 1983 to 1984, Mr. Leeolou was President and Secretary of Caro-Cell Communications, Inc., and from 1978 to 1983 was a television news anchorman with three successive network-affiliated stations.

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

     TIMOTHY G. BILTZ joined the Company as Vice President -- Marketing and Customer Service in August 1989 and was promoted to Senior Vice President in November 1990. Prior to joining the Company, Mr. Biltz was Regional Manager for Providence Journal Cellular Management Services, Inc. in Raleigh, N.C. from 1987 to 1989, and was responsible for the development of regional marketing and operations programs for several markets.

     S. TONY GORE, III is Senior Vice President of Acquisitions and Corporate Development. He is presently a task force member of the North Carolina International Commission on Economic Development. Prior to joining the Company in 1985, Mr. Gore was Chief Executive Officer of Atlantic Coast Entertainment Systems, Inc.

     DENNIS B. FRANCIS joined the Company as Director of Technical Services in September 1992 and was promoted to Vice President in 1993 and Senior Vice President in 1995. Prior to joining the Company, Mr. Francis was with Southwestern Bell Mobile Systems for nine years, most recently as Vice President of Network Operations for the Washington/Baltimore cellular system.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

                                                                           1995                    1994
                                                                     HIGH        LOW         HIGH        LOW
First Quarter..................................................     $27.63      $22.50      $22.66      $18.16
Second Quarter.................................................      25.00       22.00       23.66       18.66
Third Quarter..................................................      29.13       23.75       29.00       21.66
Fourth Quarter.................................................      25.69       20.25       29.13       23.50

     The high and low last sale prices are as reported by the NASDAQ National Market System. On March 15, 1996, there were approximately 1,223 shareholders of record.

     As discussed in Note 4 to the Consolidated Financial Statements in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7, the agreements related to the Company's long-term credit facility limit the payment of cash dividends on common stock. The Company has not paid any cash dividends on its common stock since its inception.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                        1995       1994       1993       1992       1991
                                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenue:
     Service revenue (a)...........................................   $217,440   $146,417   $ 98,960   $ 72,791   $ 56,347
     Cellular telephone equipment revenue..........................     15,647     18,529      9,929      5,999      4,837
     Other.........................................................      2,984      3,055        175         --         --
                                                                       236,071    168,001    109,064     78,790     61,184
  Costs and expenses:
     Cost of service...............................................     27,043     21,008     14,461     11,044      6,992
     Cost of cellular telephone equipment..........................     25,605     29,933     13,410      7,579      6,314
     General and administrative....................................     60,489     44,019     34,218     29,334     29,578
     Marketing and selling.........................................     54,906     37,102     21,693     16,877     13,867
     Depreciation and amortization (b).............................     36,170     24,073     25,160     22,100     19,112
                                                                       204,213    156,135    108,942     86,934     75,863
  Income (loss) from operations....................................     31,858     11,866        122     (8,144)   (14,679)
  Interest expense.................................................    (38,293)   (22,126)   (15,389)   (16,177)   (19,292)
  Other, net.......................................................       (575)    (3,532)       138     (2,642)       949
  Minority interests...............................................         (3)      (153)      (154)       304        309
  Net loss before extraordinary item...............................     (7,013)   (13,945)   (15,283)   (26,659)   (32,713)
  Extraordinary charge (c).........................................         --     (8,402)    (3,715)        --         --
  Net loss.........................................................   $ (7,013)  $(22,347)  $(18,998)  $(26,659)  $(32,713)
Net losss per share before extraordinary item(d)...................   $  (0.17)  $  (0.36)  $  (0.40)  $  (0.72)  $  (0.96)
Net loss per share (d).............................................   $  (0.17)  $  (0.58)  $  (0.50)  $  (0.72)  $  (0.96)
Weighted average number of common shares outstanding (d)...........     41,100     38,628     38,038     37,110     34,053
OTHER DATA:
  Capital expenditures (e).........................................   $129,894   $ 62,632   $ 21,009   $ 18,243   $ 16,542
  EBITDA (f).......................................................   $ 68,028   $ 35,939   $ 25,282   $ 13,956   $  4,433
  Total subscribers in majority owned markets
     at year end...................................................      381.0      245.0      132.3       92.3       69.2

BALANCE SHEET DATA (end of period):
  Working capital (deficiency).....................................   $  4,997   $ (1,778)  $  4,696   $ (1,185)  $  7,854
  Property and equipment, net......................................    225,206    120,325     71,716     72,026     74,581
  Total assets.....................................................    596,577    431,711    284,429    251,820    255,810
  Long-term debt (including current portion).......................    522,143    348,649    238,153    199,712    184,827
  Shareholders' equity.............................................     29,048     39,207     21,898     30,265     51,669

 (a) In 1994, in order to conform to industry practice, the Company reclassified certain pass-through items previously recognized as service revenue to offset the related cost of service expenses. These reclassified items relate to charges associated with the Company's subscribers roaming into adjacent cellular markets. Appropriate reclassifications have been made in each period presented.

 (b) Effective January 1, 1994, the Company changed its depreciation expense period for approximately 30% of its property and equipment from seven years to a 10 to 20 year schedule. The effect of this change was to reduce depreciation for the year ended December 31, 1994 by $4.5 million.

 (c) The extraordinary charges for the years ended December 31, 1994 and 1993 of $8.4 million and $3.7 million, respectively, reflect the write-off of deferred financing costs associated with the Company's credit facilities that were replaced during 1994 and 1993.

 (d) Adjusted to reflect the Company's three-for-two Class A common stock split effected August 24, 1994.

 (e)  Capital expenditures excludes acquisitions.

 (f) EBITDA consists of income (loss) from operations before depreciation and amortization. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to a prospective investor because it is a measure widely used in the cellular industry to evaluate a company's operating performance. EBITDA, however, should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of liquidity or profitability.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the historical financial condition and results of operations of the Company and factors affecting the Company's financial resources. This discussion should be read in conjunction with the Company's consolidated financial statements, including the notes thereto.

  YEARS ENDED DECEMBER 31, 1995 AND 1994

     Service revenue rose 49% to $217.4 million from $146.4 million in 1994 primarily as a result of a 56% increase in the number of subscribers in majority-owned markets to approximately 381,000 as of December 31, 1995, as compared to approximately 245,000 subscribers at the end of 1994. Approximately 88% of the increase in the number of subscribers was due to subscriber growth in markets controlled by the Company at the end of both years, and the remainder was due to the acquisition of new markets and subsequent subscriber additions in those markets.

     Total net subscribers in the Company's majority-owned markets increased by 136,000 during 1995 as compared to an increase of 112,700 in 1994. Of the total 1995 increase, 14,400 and 9,000 net activations were attributable to subscribers in markets acquired by the Company during 1995 and 1994, respectively. Penetration increased from 3.65% at December 31, 1994 to 5.34% at December 31, 1995. The increase in subscribers and incremental penetration is the result of the growing acceptance of cellular communications and the Company's efforts to capitalize on this increasing acceptance through a more highly-trained sales force and an expanded distribution network.

     Service revenue attributable to the Company's own subscribers (local revenue) increased 60% during 1995 to $175.9 million as compared to $110.1 million in 1994. Average monthly local revenue per subscriber declined 11% to $47 in 1995 compared to $53 in the prior year. This decline was primarily due to increased incremental penetration into the segment of consumers who generally use their cellular phones less frequently and, to a lesser extent, to the acquisition of markets with subscribers who produce lower local revenue. Service revenue generated by nonsubscribers roaming into the Company's markets increased 14% to $41.5 million as compared to $36.3 million in the prior year period. This increase was the result of increased usage and was partially offset by reductions in daily access and usage rates of approximately 30% initiated by the Company and agreed to by certain other cellular providers in the mid-Atlantic region in 1995. The reduced rates affect the Company both as a provider and purchaser of roaming services. The revenue from the Company's customers combined with roaming revenue resulted in overall average monthly revenue per subscriber for the year of $58, a decline of 17% from $70 in the prior year period.

     Cellular telephone equipment revenue decreased $2.9 million or 16% to $15.6 million for 1995 as compared to 1994. This decrease was primarily due to the continuing decline in the retail price of cellular telephone equipment charged to the Company's subscribers. Cost of cellular telephone equipment decreased 14% to $25.6 million during 1995 due to increased activity in the Company's rental phone program and a corresponding reduction in sales. Net loss on cellular equipment was $10.0 million, a decrease of 12% from the $11.4 million net loss on cellular equipment experienced in the prior year period. The Company continues to sell telephones at or below cost for marketing purposes in response to competitive pressures and also continues the availability of its rental program.

     Cost of service as a percentage of service revenue improved from 14% during 1994 to 12% during 1995, primarily as a result of the intercarrier roaming rate reductions described above. The balance of the decrease was due to the continued negotiation of more favorable long distance and interconnection agreements with service providers and, to a lesser extent, the higher utilization of the Company's cellular systems. Cost of service would have shown greater improvement as a percentage of service revenues were it not for the effects of roaming fraud experienced by the Company in the last three months of 1995. The Company estimates the retail value of fraudulent usage to have been approximately $9.3 million in 1995, although the Company's actual costs with respect to fraudulent usage to be significantly lower. The Company has responded by increasing its fraud detection efforts through the use of computerized systems which trigger alarms when cellular usage conflicts with subscriber profiles and by dedicating additional resources to the effort. The costs of these efforts are expected to be approximately $1.0 million in 1996. Cellular fraud is expected to be a significant industry issue for the foreseeable future.

     General and administrative expenses increased 37% or $16.5 million during 1995, but decreased as a percentage of service revenue to 28% from 30% in 1994. These expenses declined as a percentage of service revenue primarily as a result of limited increases in many overhead expenses resulting in higher utilization of the Company's existing personnel and systems. General and administrative expenses are expected to continue to decline as a percentage of service revenue as the Company adds more subscribers without commensurate increases in general and administrative overhead.

     Marketing and selling expenses increased 48% to $54.9 million during 1995, compared to $37.1 million in 1994. As a percentage of service revenue, these expenses remained at 25%. During 1995, marketing and selling expenses, including the net loss on subscriber equipment, increased to $64.9 million from $48.5 million in 1994. This increase was primarily attributable to sales commissions associated with the growth in subscribers for the 1995 period as compared to the 1994 period and an increase in salesperson salaries. Marketing and selling expenses, including the loss on cellular equipment but excluding the number of subscribers in acquired markets at the time of acquisition, per net subscriber addition increased 4% to $511 in 1995 from $493 in 1994. This increase was primarily due to increases in the proportion of total subscriber activations effected through independent agents and in subscriber churn.

     Depreciation and amortization expenses increased $12.1 million or 50% during 1995 as compared to 1994. Capital expenditures of approximately $129.9 million during 1995 accounted for substantially all of the $8.4 million increase in depreciation expense. The balance of the increase is the result of the amortization of licenses and customer base acquired through acquisitions during the same period.

     Interest expense increased $16.2 million or 73% during 1995. This increase primarily resulted from an increase in average borrowings of approximately $162.0 million.

     The Company reported a net loss of $7.0 million or $0.17 per share as compared to a net loss before extraordinary item of $13.9 million or $0.36 per share for 1994. This reduction in net loss before extraordinary item is due to the rate of revenue growth exceeding the rate of growth in related operating expenses as discussed above.

  YEARS ENDED DECEMBER 31, 1994 AND 1993

     In 1994, the Company reclassified certain pass-through items previously recognized as service revenue in its statements of operations to offset the related cost of service expenses. These reclassified items relate to charges associated with roaming by the Company's subscribers into adjacent cellular markets. Appropriate reclassifications have been made in each period presented in the financial statements and other financial information included and incorporated by reference elsewhere herein. These reclassifications were made to conform the treatment in the Company's financial statements to the accounting treatment common in the industry.

     Service revenue increased by $47.5 million or 48% primarily as a result of an 85% increase in the number of subscribers in majority-owned markets to approximately 245,000 as of December 31, 1994 as compared to approximately 132,300 as of the end of 1993. Total subscribers in the Company's majority owned markets increased by 112,700 during 1994 as compared to an increase of 40,000 in 1993. Of the total increase during 1994, 98,300 net activations occurred in markets operated by the Company in both periods while 14,400 of the additional subscribers were attributable to markets acquired by the Company during the year. The 146% growth rate of net subscriber additions in markets operated in both periods is attributable to the growing acceptance of cellular and the Company's sales and marketing efforts. Service revenue attributable to the Company's own subscribers increased 52% during 1994 to $110.1 million as compared to $72.4 million in 1993, while service revenue from roaming increased 37% to $36.3 million. The combination of revenue from the Company's subscribers with roaming revenue resulted in overall average monthly revenue per subscriber of $70 for 1994, a decline of 8% from $76 in 1993.

     Cellular telephone equipment revenue increased 87% to $18.5 million and the cost of cellular telephone equipment increased 123% to $29.9 million, resulting in a net loss on cellular telephone equipment of $11.4 million as compared to a net loss of $3.5 million in 1993.

     Cost of service expenses decreased as a percentage of service revenue to 14% in 1994 from 15% in 1993. In certain markets, during these periods, the Company charged customers who roam into adjacent markets rates consistent with its local rates rather than passing through higher roaming rates customarily charged by many cellular carriers. The Company estimates that this billing practice increased net costs related to the provision of these services by approximately $7.5 million in 1994 as compared to an approximately $4.7 million increase during 1993.

     General and administrative expenses increased 29% or $9.8 million during 1994 from $34.2 million to $44.0 million but decreased as a percentage of service revenue to 30% from 35% in 1993. Increases in the overall amount of expenses were primarily attributable to the same factors resulting in the increase for 1995.

     Marketing and selling expenses increased 71% to $37.1 million during 1994 as compared to 1993 and as a percentage of service revenue these expenses increased to 25% from 22%. The increase was primarily attributable to the commissions associated with the growth in subscribers for 1994 as compared to 1993 and the resulting increase in salesperson salaries.

Marketing and selling expenses per net subscriber addition, including the loss on cellular equipment but excluding the number of subscribers in acquired markets at the time of acquisition, declined 22% to $493 in 1994 from $629 during 1993.

     Depreciation and amortization decreased $1.1 million or 4% during 1994. The primary reason for this decrease was that the Company changed the depreciable lives of certain of its property and equipment to more closely approximate its historical experience and the estimated useful lives of these assets. These changes in useful life affected assets representing approximately 30% of the cost of the Company's depreciable assets. These changes reduced depreciation expense and net loss for 1994 by approximately $4.5 million or $0.12 per share. The effect of the depreciable life changes was offset in part by an increase in depreciation expense attributable to approximately $62.6 million of capital expenditures during 1994.

     Interest expense increased $6.7 million or 44% during 1994 to $22.1 million from $15.4 million as a result of increased average borrowings of approximately $65.0 million and, to a lesser extent, an increase in average interest rates.

     Net loss before extraordinary item decreased from $15.3 million or $0.40 per share in 1993 to $13.9 million or $0.36 per share in 1994. The decrease in net loss per share was primarily attributable to an increase in EBITDA.

     In December 1994, the Company completed the closing of its $675 million Credit Facility which refinanced its existing $390 million facility. In connection with this refinancing, the Company recorded an extraordinary loss of $8.4 million ($0.22 per share), which represented the write-off of all unamortized deferred financing costs related to the refinanced facility. The increase in net loss was primarily attributable to the extraordinary item and increased interest expense described above as well as $3.5 million of other expense in connection with accumulated legal fees and costs associated with the resolution of pending litigation.

  LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital to acquire, construct, operate and expand its cellular systems. The Company also explores, on an ongoing basis, possible acquisitions of cellular systems and properties as well as other investment opportunities, some of which may involve significant expenditures or commitments. In addition, although the initial buildout of its cellular system is complete, the Company will continue to construct additional cell sites and purchase cellular equipment to increase capacity as subscribers are added and usage increases, to expand geographic coverage and to provide for increased portable usage. The Company spent approximately $69.9 million and exchanged certain cellular assets in connection with acquisitions in 1995 and spent $129.9 million on total capital expenditures in 1995. The Company spent approximately $54.8 million, issued approximately 1.9 million shares of the Company's Class A Common Stock and exchanged certain cellular assets in connection with acquisitions in 1994 and spent approximately $62.6 million on total capital expenditures in 1994.

     The specific capital requirements of the Company will depend primarily on the timing and size of any additional acquisitions and other investments as well as property and equipment needs. EBITDA has been a growing source of internal funding in recent years, but the Company does not expect EBITDA to grow sufficiently to meet both its property and equipment and debt service requirements for at least the next two years. In recent years, the Company has met its capital requirements primarily through bank financing, private issuances of its Class A Common Stock and internally generated funds and the Company intends to continue to use these sources in the future.

     EBITDA does not represent and should not be considered as an alternative to net income or operating income as determined by generally accepted accounting principles. It should not be considered in isolation from other measures of performance according to such principles, including operating results and cash flows. EBITDA increased to $68.0 million in 1995 from $35.9 million in 1994 and net cash provided by operating activities as shown on the Statement of Cash Flows increased to $30.0 million in 1995 from $2.3 million in 1994. Net cash provided by operating activities in 1995 reflects a $16.2 million increase in interest expense, attributable primarily to increased borrowings and a decrease in working capital items of $1.4 million. Investing activities, primarily purchases of property and equipment and acquisitions, used net cash of $204.6 million and $105.9 million in 1995 and 1994, respectively. Financing activities provided net cash of $177.0 million in 1995, primarily by proceeds from long-term debt of $173.5 million. In 1994, the proceeds from issuances of long-term debt net of repayments represented substantially all of the cash provided by financing activities.

     THE CREDIT FACILITY. On December 23, 1994, the Company completed the closing of its $675 million credit facility (the "Credit Facility"), pursuant to an Amended and Restated Loan Agreement, with various lenders led by The Toronto-Dominion Bank and The Bank of New York. The Credit Facility, which refinanced the Company's $390 million 1993 Loan Agreement, consists of a $325 million term loan and a $350 million revolving loan. The revolving loan is available for capital expenditures, acquisitions of and investments in cellular and other wireless communication interests, and for other general corporate purposes.

     As security for borrowings under the Credit Facility, the Company and its subsidiaries have pledged substantially all of their tangible and intangible assets and future cash flows. Among other restrictions, the Credit Facility restricts the payment of cash dividends, limits the use of borrowings, limits the incurrence of additional long-term indebtedness and requires the maintenance of certain financial ratios. The requirements of the Credit Facility were established in relation to the Company's projected capital needs and projected results of operations and cash flow. These requirements generally were designed to require continued improvement in the Company's operating performance such that its EBITDA would be sufficient to continue servicing the debt as repayments are required. The Company is in compliance with all loan covenants.

     As of December 31, 1995, $522.0 million had been borrowed under the Credit Facility. Under the restrictive covenants of the Credit Facility, future borrowing availability under the revolving loan generally increases as the Company's operating performance improves. The Company does not expect these covenants to curtail planned borrowings.

     According to the terms of the Credit Facility, the outstanding amount of the term loan as of March 30, 1998 is to be repaid in increasing quarterly installments commencing on March 31, 1998 and terminating at maturity on December 31, 2003. The quarterly installment payments begin at 1.875% of the outstanding principal amount at March 30, 1998 and gradually increase to 5.625% of the principal amount at March 31, 2003, at which time the loan will be repaid. The available borrowings under the revolving loan will also be reduced on a quarterly basis commencing on March 31, 1998 and terminating on December 31, 2003. The quarterly reduction begins at 1.875% of the revolving loan commitment at March 30, 1998 and gradually increases to 5.625% of the commitment on March 31, 2003 at which time the loan will be repaid.

     The term loan and the revolving loan bear interest at a rate equal to the Company's choice of the Prime Rate (as defined) or Eurodollar Rate (as defined) plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. As of December 31, 1995, the applicable margins on the borrowings were 0.375% and 1.625% per annum for the Prime Rate and Eurodollar Rate, respectively.

     The Company is pursuing the issuance of approximately $200 million of debentures that will be structurally subordinated to the Credit Facility. The proposed debentures will mature in 2006 and will be redeemable at the Company's option, in whole or in part, five years after the date of issuance. The net proceeds will be used to reduce borrowings outstanding under the revolving loan portion of the Credit Facility. The issuance of these debentures will require amendment of the Credit Facility. There can be no assurance that the proposed financing will be consumated.

     ACQUISITIONS. The Company completed several acquisitions in 1994 and 1995. On April 26, 1994, the Company completed the acquisition of the Altoona, PA MSA and the Chambersburg, PA (PA-10) RSA, which are contiguous to its Mid-Atlantic SuperSystem in exchange for $4.4 million in cash, the exchange of the Hagerstown, MD cellular market and the Company's minority ownership interest in an additional cellular market.

     The Company purchased in October 1994, for $6.9 million in cash and approximately 125,000 shares of the Company's Class A Common Stock, the Washington, Maine (ME-4) RSA and three of the four counties of the Mason, West Virginia (WV-1) RSA. The Maine RSA is approximately 40 miles north of the Portland, Maine MSA, which is already operated by the Company. The West Virginia RSA is contiguous to the Company's Charleston, West Virginia MSA.

     On December 14, 1994, the Company purchased the Binghamton, New York MSA and the Elmira, New York MSA for a purchase price of approximately 1.8 million shares of the Company's Class A Common Stock and $6.1 million in cash. These markets are contiguous to the Company's Mid-Atlantic SuperSystem.

     In January 1995, the Company purchased the Union, Pennsylvania (PA-8) RSA for a cash price of $51.3 million. The PA-8 RSA lies in the center of the Company's Mid-Atlantic SuperSystem. Condensed pro forma financial information for the acquisition of PA-8 as of December 31, 1995 and 1994 is contained in
Note 3 to the consolidated financial statements.

     On December 1, 1995, the Company completed the acquisition of an additional ownership interest in the Harrisburg, PA MSA. In exchange for ownership interests in certain minority owned cellular markets outside its regional metro-clusters and $2.9 million in cash, the Company received the final 13.24% ownership interest in the Harrisburg, PA MSA, and now is the sole owner of such market, which is in the Mid-Atlantic SuperSystem.

     All markets that were acquired during 1994 and 1995 were operational cellular systems.

     The Company explores, on an ongoing basis, possible acquisitions of additional cellular systems and licenses. The Company currently has no agreements in principle regarding any such acquisition. However, the Company is currently negotiating the possible acquisition of an RSA cellular market contiguous to one of its existing metro-clusters for a price of approximately $15 million. There can be no assurance that an agreement will be reached in connection with the possible acquisition or, even if an agreement is reached, that the acquisition will be consummated.

     GEOTEK COMMUNICATIONS, INC. In February 1994, the Company purchased from Geotek Communications, Inc. ("Geotek") 2.5 million shares of Geotek common stock for $30 million and received a series of options to purchase additional shares in Geotek in three separately linked transactions. In addition, the Company entered into a five-year management consulting agreement to provide operational and marketing support in exchange for 300,000 shares of Geotek common stock per year. On September 1, 1995, the Company purchased for $5.0 million in cash 531,463 shares of convertible preferred stock of Geotek with a stated value of $9.408 per share (the "Geotek Preferred Stock"). In connection with the purchase of Geotek Preferred Stock, the stock options previously granted to the Company by Geotek in 1994 were amended to extend their expiration dates and reduce the number of shares subject to the options such that the Company will have the right to purchase 1,000,000 shares of Geotek Common Stock at $15 per share ("Series A Option") and 1,714,200 additional shares at $16 per share ("Series B Option") until September 1, 1996 and 2,571,400 additional shares at $17 per share until 12 months from the expiration date of the Series B Option ("Series C Option"). The Company may extend the Series B and Series C Options by six months and the Series C Option by an additional six months and, if any portion of any series of options expires, all unexercised options will expire immediately.

     INTERNATIONAL WIRELESS COMMUNICATIONS, INC. As of December 31, 1995, the Company had invested $13.5 million in International Wireless Communications, Inc. ("IWC") and owns approximately 35% of the outstanding common and preferred stock of IWC. During 1995, the Company invested $6.9 million in IWC, including the merger of a subsidiary of the Company into IWC in exchange for shares of IWC preferred stock. IWC is a development stage company specializing in securing, building and operating wireless businesses generally other than cellular telephone systems primarily in Latin America and Asia. The Company's investment in IWC is recorded using the equity method of accounting.

     INTER(BULLET)ACT SYSTEMS, INCORPORATED. As of December 31, 1995, the Company had invested $3.8 million in Inter(Bullet)Act Systems, Incorporated ("Inter(Bullet)Act") for an ownership interest of approximately 10%. Additionally, subsequent to year-end, the Company invested an additional $6.2 million to bring its total ownership interest to approximately 26% as of March 19, 1996. Inter(Bullet)Act is a development stage company that provides targeted promotions to retail customers at the point of entry at a retail outlet, primarily supermarkets, through a computer-equipped kiosk. The Company's investment is recorded using the equity method of accounting.

     CAPITAL EXPENDITURES. As of December 1995, the Company had $287.9 million of property and equipment in service. The Company historically has incurred capital expenditures primarily based upon capacity needs in its existing markets resulting from continued subscriber growth. During 1994, the Company initiated a plan to double the number of cell sites in order to increase geographic coverage and provide for additional portable usage in the Company's cellular markets. As a result of this accelerated network buildout and the continued growth of the Company's subscriber base, capital expenditures were $129.9 million during 1995. During 1996, the Company plans to continue this accelerated buildout. Capital expenditures for 1996 are estimated to be approximately $127 million and are expected to be funded primarily through internally generated funds. Approximately $100 million of those capital expenditures will be for cellular network equipment, and the remainder will be primarily for rental telephones and computer equipment.

     Although no assurance can be given that such will be the case, the Company believes that its internally generated funds and available borrowing capacity under the Credit Facility will be sufficient during the next several years to complete its planned network expansion, to fund debt service, to provide flexibility to pursue acquisitions and other business opportunities that might arise in the future and to meet working capital and general corporate needs. The Company also may issue additional shares of Class A Common Stock.

  INFLATION

     The Company believes that inflation affects its business no more than it generally affects other similar businesses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and notes to consolidated financial statements of the Registrant and its subsidiaries are included in this Form 10-K following the Index to Consolidated Financial Statements and Schedule.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to directors appearing under the heading, "Election of Directors" in the Registrant's proxy statement for the Annual Meeting of Shareholders to be held May 1, 1996, is incorporated herein by reference. Other information with respect to executive officers is contained in
Part I -- Item 4 (a) Executive Officers of the Registrant.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation appearing under the heading "Executive Compensation" in the Registrant's proxy statement for the Annual Meeting of Shareholders to be held May 1, 1996, is incorporated herein by reference.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to securities ownership of certain beneficial owners and management appearing under the headings "Voting Securities Outstanding" and "Security Ownership of Management" in the Registrant's proxy statement for the Annual Meeting of Shareholders to be held May 1, 1996, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain transactions appearing under the heading "Certain Transactions" in the Registrant's proxy statement for the Annual Meeting of Shareholders to be held May 1, 1996, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2)   FINANCIAL STATEMENT AND FINANCIAL STATEMENT SCHEDULES. The financial statements and supplemental schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as a part of this report.
(3)              EXHIBITS. Exhibits to this report are listed in the accompanying Index to Exhibits.
(b)              REPORTS ON FORM 8-K. There were no reports filed on Form 8-K during the fourth quarter of 1995.

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

                                         Date: March 20, 1996

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                              TITLE                             DATE

                                                        Chairman of the Board of Directors                March  , 1996
                 STUART S. RICHARDSON

          /s/              HAYNES G. GRIFFIN            President, Chief Executive Officer, Director      March 20, 1996
                  HAYNES G. GRIFFIN

        /s/          L. RICHARDSON PREYER, JR.          Vice Chairman of the Board of Directors           March 20, 1996
              L. RICHARDSON PREYER, JR.

          /s/            STEPHEN L. HOLCOMBE            Chief Financial Officer (Principal accounting     March 20, 1996
                 STEPHEN L. HOLCOMBE                      and principal financial officer)

          /s/             F. COOPER BRANTLEY            Director                                          March 20, 1996
                  F. COOPER BRANTLEY

           /s/                DORIS R. BRAY             Director                                          March 20, 1996
                    DORIS R. BRAY

          /s/            ROBERT M. DEMICHELE            Director                                          March 20, 1996
                 ROBERT M. DEMICHELE

          /s/             STEPHEN R. LEEOLOU            Director                                          March 20, 1996
                  STEPHEN R. LEEOLOU

        /s/          L. RICHARDSON PREYER, SR.          Director                                          March 20, 1996
              L. RICHARDSON PREYER, SR.

         /s/            ROBERT A. SILVERBERG            Director                                          March 20, 1996
                 ROBERT A. SILVERBERG

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

     The following consolidated financial statements and Supplemental Schedule of Vanguard Cellular Systems, Inc. and Subsidiaries are filed as part of this report.

                                                                                                                          PAGE

Consolidated Balance Sheets, December 31, 1995 and 1994................................................................    F-2

Consolidated Statements of Operations for the Years ended December 31, 1995, 1994 and 1993.............................    F-3

Consolidated Statements of Changes in Shareholders' Equity for the Years ended December 31, 1995, 1994 and 1993........    F-4

Consolidated Statements of Cash Flows for the Years ended December 31, 1995, 1994 and 1993.............................    F-5

Notes to Consolidated Financial Statements.............................................................................    F-6

Report of Independent Public Accountants Relating to Consolidated Financial Statements and Supplemental Schedule listed
  below................................................................................................................   F-18

Schedule II  -- Valuation and Qualifying Accounts......................................................................   F-19

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                                            DECEMBER 31,
                                                                                                         1995         1994
ASSETS
CURRENT ASSETS:
  Cash..............................................................................................   $   8,085    $   5,745
  Accounts receivable, net of allowances for doubtful accounts of $5,823 and $2,761.................      31,270       22,664
  Cellular telephone inventories....................................................................       8,957       10,417
  Prepaid expenses..................................................................................       1,498          717
     Total current assets...........................................................................      49,810       39,543
INVESTMENTS.........................................................................................     306,760      257,203
PROPERTY AND EQUIPMENT, at cost:
  Land..............................................................................................       1,997        1,666
  Buildings.........................................................................................         536        1,027
  Cellular telephones held for rental...............................................................      18,814        9,341
  Cellular telephone systems........................................................................     221,281      137,708
  Office furniture and equipment....................................................................      45,222       34,466
                                                                                                         287,850      184,208
  Less -- Accumulated depreciation..................................................................      94,057       80,022
                                                                                                         193,793      104,186
  Construction in progress..........................................................................      31,413       16,139
                                                                                                         225,206      120,325
OTHER ASSETS, net of accumulated amortization of $3,390 and $635....................................      14,801       14,640
     Total assets...................................................................................   $ 596,577    $ 431,711
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.............................................................   $  43,147    $  40,689
  Customer deposits.................................................................................       1,666          632
     Total current liabilities......................................................................      44,813       41,321
LONG-TERM DEBT......................................................................................     522,143      348,649
MINORITY INTERESTS..................................................................................         573        2,534
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY:
  Preferred stock -- $.01 par value, 1,000,000 shares authorized, no shares issued..................          --           --
  Common stock, Class A -- $.01 par value, 250,000,000 shares authorized, 41,312,053
     and 40,529,334 shares issued and outstanding...................................................         413          405
  Common stock, Class B -- $.01 par value, 30,000,000 shares authorized, no shares issued...........          --           --
  Additional capital in excess of par value.........................................................     238,662      234,731
  Net unrealized holding losses.....................................................................     (16,395)      (9,310)
  Accumulated deficit...............................................................................    (193,632)    (186,619)
     Total shareholders' equity.....................................................................      29,048       39,207
     Total liabilities and shareholders' equity.....................................................   $ 596,577    $ 431,711

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                                           1995         1994         1993
REVENUE:
  Service revenue.....................................................................   $217,440     $146,417     $ 98,960
  Cellular telephone equipment revenue................................................     15,647       18,529        9,929
  Other...............................................................................      2,984        3,055          175
                                                                                          236,071      168,001      109,064
COSTS AND EXPENSES:
  Cost of service.....................................................................     27,043       21,008       14,461
  Cost of cellular telephone equipment................................................     25,605       29,933       13,410
  General and administrative..........................................................     60,489       44,019       34,218
  Marketing and selling...............................................................     54,906       37,102       21,693
  Depreciation and amortization.......................................................     36,170       24,073       25,160
                                                                                          204,213      156,135      108,942
INCOME FROM OPERATIONS................................................................     31,858       11,866          122
NET GAINS (LOSSES) ON DISPOSITIONS....................................................      1,787         (339)        (657)
INTEREST EXPENSE......................................................................    (38,293)     (22,126)     (15,389)
OTHER, net............................................................................     (2,362)      (3,193)         795
LOSS BEFORE MINORITY INTERESTS........................................................     (7,010)     (13,792)     (15,129)
MINORITY INTERESTS....................................................................         (3)        (153)        (154)
NET LOSS BEFORE EXTRAORDINARY ITEM....................................................     (7,013)     (13,945)     (15,283)
EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT..........................................         --       (8,402)      (3,715)
NET LOSS..............................................................................   $ (7,013)    $(22,347)    $(18,998)
NET LOSS PER SHARE BEFORE EXTRAORDINARY ITEM..........................................   $  (0.17)    $  (0.36)    $  (0.40)
PER SHARE EFFECT OF EXTRAORDINARY ITEM................................................         --        (0.22)       (0.10)
NET LOSS PER SHARE....................................................................   $  (0.17)    $  (0.58)    $  (0.50)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING..................................   41,100,062   38,628,140   38,038,240

The accompanying notes to consolidated financial statements are an integral part of these statements.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                 FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
                                                                           ADDITIONAL      NET
                                                        COMMON STOCK       CAPITAL IN   UNREALIZED                     TOTAL
                                                           CLASS A         EXCESS OF     HOLDING     ACCUMULATED   SHAREHOLDERS'
                                                       SHARES     AMOUNT   PAR VALUE      LOSSES       DEFICIT         EQUITY
BALANCE, January 1, 1993...........................  37,817,275    $378     $ 175,161    $     --     $(145,274)      $ 30,265
Shares issued upon exercise of stock options.......      90,150       1           615          --            --            616
Shares issued for cash.............................      26,591    --             335          --            --            335
Shares issued in exchange for
  cellular interests...............................     464,064       5         9,675          --            --          9,680
Net loss...........................................          --    --              --          --       (18,998)       (18,998)
BALANCE, December 31, 1993.........................  38,398,080     384       185,786          --      (164,272)        21,898
Shares issued upon exercise of stock options.......     210,719       2         1,061          --            --          1,063
Shares issued for cash.............................      28,576    --             499          --            --            499
Shares issued in exchange for
  cellular interests...............................   1,891,959      19        47,385          --            --         47,404
Net unrealized holding losses......................          --    --              --      (9,310)           --         (9,310)
Net loss...........................................          --    --              --          --       (22,347)       (22,347)
BALANCE, December 31, 1994.........................  40,529,334     405       234,731      (9,310)     (186,619)        39,207
Shares issued upon exercise of stock options.......     755,906       8         3,294          --            --          3,302
Shares issued for cash.............................      26,813    --             637          --            --            637
Net unrealized holding losses......................          --    --              --      (7,085)           --         (7,085)
Net loss...........................................          --    --              --          --        (7,013)        (7,013)
BALANCE, December 31, 1995.........................  41,312,053    $413     $ 238,662    $(16,395)    $(193,632)      $ 29,048

The accompanying notes to consolidated financial statements are an integral part of these statements.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                                          1995          1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...........................................................................   $  (7,013)    $ (22,347)    $(18,998)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization...................................................      36,170        24,073       25,160
     Amortization of deferred financing costs........................................       1,322         1,334          953
     Equity in losses (earnings) of unconsolidated investments.......................       2,261          (206)        (500)
     Minority interests..............................................................           3           153          154
     Net (gains) losses on dispositions..............................................      (1,787)          339          657
     Extraordinary loss on extinguishment of debt....................................          --         8,402        3,715
     Stock received for management consulting services...............................      (2,436)       (2,496)          --
     Changes in current items:
       Accounts receivable, net......................................................      (8,250)       (8,974)      (4,898)
       Cellular telephone inventories................................................       1,649        (5,744)      (2,072)
       Accounts payable and accrued expenses.........................................       8,363         7,223        4,844
       Other, net....................................................................        (321)          494         (397)
       Net cash provided by operating activities.....................................      29,961         2,251        8,618
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment................................................    (136,149)      (51,017)     (21,009)
  Proceeds from dispositions of property and equipment...............................         380           109           17
  Payments for acquisition of investments............................................     (69,908)      (54,813)     (19,852)
  Proceeds from dispositions of cellular interests...................................       1,413           446        1,204
  Capital contributions to unconsolidated cellular entities..........................        (318)         (651)        (344)
       Net cash used in investing activities.........................................    (204,582)     (105,926)     (39,984)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt...............................................          --      (334,006)    (212,559)
  Net proceeds from issuance of common stock.........................................       3,939         1,415          951
  Proceeds of long-term debt.........................................................     173,494       444,500      251,000
  Debt issuance costs................................................................        (124)      (11,180)      (8,112)
  Other..............................................................................        (348)         (407)        (289)
       Net cash provided by financing activities.....................................     176,961       100,322       30,991
NET INCREASE (DECREASE) IN CASH......................................................       2,340        (3,353)        (375)
CASH, beginning of year..............................................................       5,745         9,098        9,473
CASH, end of year....................................................................   $   8,085     $   5,745     $  9,098
SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE YEAR FOR INTEREST, net of amounts
  capitalized........................................................................   $  32,597     $  21,914     $ 14,862

The accompanying notes to consolidated financial statements are an integral part of these statements.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- ORGANIZATION

     Vanguard Cellular Systems, Inc. (Vanguard) (a North Carolina corporation) is a provider of cellular telephone service to various markets in the eastern United States. The majority of Vanguard's operations are conducted in the Mid-Atlantic Supersystem covering areas of Pennsylvania and New York. The primary activities of Vanguard, its wholly owned subsidiaries and its majority owned cellular entities (collectively referred to as the Company) include acquiring interests in entities which have been granted nonwireline Federal Communications Commission (FCC) permits to construct or authorizations to operate cellular telephone systems, and constructing and operating cellular telephone systems.

     All of the Company's cellular entities operate under the trade name of CellularONE(Register mark), which is the trade name many nonwireline carriers have adopted to provide uniformity throughout the industry. The trade name is owned by a partnership in which the Company holds a minority ownership interest.

Note 2 -- SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

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

USE OF ESTIMATES

     The preparation of these consolidated financial statements required the use of certain estimates by management in determining the Company's financial position and results of operations. Actual results could differ from those estimates.

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

     The Company recognizes its pro rata share of the net income or losses generated by the unconsolidated cellular entities carried on the equity method of accounting.

     INVESTMENTS IN NONCELLULAR ENTITIES -- Investments in noncellular entities consist of the Company's investments in International Wireless Communications, Inc. (IWC), Inter(Bullet)Act Systems, Incorporated (Inter(Bullet)Act) and Geotek Communications, Inc. (Geotek). The investments in IWC and Inter(Bullet)Act are recorded using the equity method. The investment in Geotek is considered to be "available for sale" under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company's investment in marketable equity securities of Geotek is recorded at its fair value and the investment in other securities of Geotek is recorded at cost.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

Note 2 -- SIGNIFICANT ACCOUNTING AND REPORTING POLICIES -- Continued PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis for financial reporting purposes over the following estimated useful lives:

Buildings...............................................................................          20 years
Cellular telephones held for rental.....................................................           3 years
Cellular telephone systems..............................................................        7-20 years
Office furniture and equipment..........................................................        3-10 years

     Effective January 1, 1994, the Company changed the depreciable lives of certain of its property and equipment to more closely approximate its historical experience and the useful lives of these assets. These life changes affected assets representing approximately 30% of the cost of the Company's depreciable assets. This change reduced depreciation expense and net loss for 1994 by approximately $4.5 million.

     At December 31, 1995 and 1994, construction in progress was composed primarily of the cost of uncompleted additions to the Company's cellular telephone systems in majority owned cellular markets. The Company capitalized interest costs of $1.3 million, $684,000 and $188,000 in 1995, 1994 and 1993, respectively, as part of the cost of cellular telephone systems.

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

OTHER ASSETS

     Other assets include deferred financing costs which are being amortized over the period of the related agreements. Amortization of $1.3 million, $1.3 million and $1.0 million has been included in interest expense in the accompanying December 31, 1995, 1994 and 1993 Statements of Operations, respectively. In addition, payments related to agreements not to compete in certain cellular markets are being amortized over the period of the related agreements. Amortization expense relating to these agreements of $40,000, $160,000 and $1.3 million has been included in the accompanying December 31, 1995, 1994 and 1993 Statements of Operations, respectively. Other assets also include $6.9 million allocated to the acquired customer bases in connection with the acquisitions of the Union, PA (PA-8) RSA in January 1995, and the Binghamton, NY and Elmira, NY MSAs in December 1994. The customer bases are being amortized over a four-year period and accordingly amortization of $1.7 million has been included in the accompanying December 31, 1995 Statement of Operations.

REVENUE RECOGNITION

     Service revenue is recognized at the time cellular services are provided and service fees related to prebilled services are not recognized until earned. Cellular telephone equipment revenues consist primarily of sales of cellular telephones to subscribers and are recognized at the time equipment is delivered to the subscriber.

NET LOSS PER SHARE

     Net loss per share is computed based upon the weighted average number of common shares outstanding during the year. Stock options have not been included in the calculation of net loss per share as their effect would be antidilutive.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

Note 2 -- SIGNIFICANT ACCOUNTING AND REPORTING POLICIES -- Continued STATEMENTS OF CASH FLOWS

     Additional required disclosures of noncash investing and financing activities for the years ended December 31, 1995, 1994 and 1993 are as follows:

     The Company acquired ownership interests in certain cellular entities and other investments for cash and noncash consideration, as follows (in thousands):

                                                                                    1995        1994       1993
Fair value of investments acquired.............................................   $ 78,297    $105,296    $35,266
Fair value of noncash consideration given up:
  Cellular licenses and interests..............................................      7,366         882      6,938
  Issuance of common stock.....................................................         --      47,551      9,680
  Stock received for management consulting services............................      2,436       2,496         --
                                                                                     9,802      50,929     16,618
Net cash paid..................................................................     68,495      54,367     18,648
Proceeds from dispositions of cellular interests...............................      1,413         446      1,204
Cash acquisitions of investments...............................................   $ 69,908    $ 54,813    $19,852

     The Company acquired property and equipment for cash and noncash consideration, as follows:

Cash...........................................................................   $136,149    $ 51,017    $21,009
Increase (decrease) in accounts payable........................................     (6,255)     11,615         --
                                                                                  $129,894    $ 62,632    $21,009

RECLASSIFICATION

     Certain amounts in the 1993 financial statements have been reclassified to conform to the 1995 and 1994 presentation. Beginning in 1994, the Company reclassified certain direct pass through items previously recognized as service revenue in its Statements of Operations to cost of service expenses to conform with industry practice. These reclassified items relate to charges associated with the Company's subscribers roaming into adjacent cellular markets. The reclassification has had no effect on the Company's net loss or net loss per share.

Note 3 -- INVESTMENTS

     Investments consist of the following as of December 31, 1995 and 1994 (in thousands):

                                                                                               1995        1994
Investments in cellular entities:
  Consolidated cellular entities:
     License costs........................................................................   $273,111    $223,051
     Accumulated amortization.............................................................    (29,546)    (23,119)
                                                                                              243,565     199,932
  Cellular entities carried on the equity method..........................................     10,370      10,087
  Cellular entities carried on the cost method............................................     13,853      16,885
                                                                                              267,788     226,904
Investments in noncellular entities.......................................................     38,972      30,299
                                                                                             $306,760    $257,203

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

Note 3 -- INVESTMENTS -- Continued
INVESTMENTS IN CELLULAR ENTITIES

     The Company continues to expand its ownership of cellular markets through strategic acquisitions. The Company's significant activity relating to its cellular investments is as follows:

CONSOLIDATED CELLULAR ENTITIES

     The Company completed the acquisition of the PA-12 RSA in August 1993 for a purchase price of $9.7 million which consisted of cash and the issuance of 464,064 shares of the Company's Class A common stock. In October 1993, the Company completed the acquisition, valued at approximately $23.0 million, of additional ownership interests in four majority owned markets in the Mid-Atlantic Supersystem in exchange for ownership interests in certain minority owned cellular markets outside its regional metro-clusters and $18.2 million in cash.

     In April 1994, the Company completed the acquisition of the Altoona, PA MSA and the Chambersburg, PA (PA-10) RSA, which are contiguous to its Mid-Atlantic SuperSystem in exchange for $4.4 million in cash, the exchange of Hagerstown, MD cellular market and the Company's minority ownership interest in one cellular market.

     The Company purchased in October 1994, for $6.9 million in cash and $3.3 million in the Company's Class A common stock, the Washington, ME (ME-4) RSA and three of the four counties of the Mason, WV (WV-1) RSA. The Maine RSA is approximately 40 miles north of the Portland, ME MSA, which is already operated by the Company. The West Virginia RSA is contiguous to the Company's Charleston, WV MSA.

     On December 14, 1994, the Company purchased the Binghamton, NY MSA and the Elmira, NY MSA for a purchase price consisting of 1,766,674 shares of the Company's Class A common stock and $6.1 million in cash. These markets are contiguous to the Company's Mid-Atlantic SuperSystem.

     Pro forma consolidated results of operations, as if the acquisitions of the Altoona, PA MSA, the ME-4 RSA, the WV-1 RSA, the Binghamton, NY MSA, and the Elmira, NY MSA, had occurred January 1, 1993, are as follows (in thousands, except per share data):

                                                                                                 YEARS ENDED
                                                                                                 DECEMBER 31,
                                                                                               1994        1993
Revenue...................................................................................   $176,277    $116,180
Net loss before extraordinary item........................................................    (15,159)    (17,844)
Net loss..................................................................................    (23,561)    (21,559)
Net loss per share before extraordinary item..............................................      (0.37)      (0.45)
Net loss per share........................................................................      (0.58)      (0.54)

     In January 1995, the Company purchased the Union, PA (PA-8) RSA for a cash price of $51.3 million. The PA-8 RSA lies in the center of the Company's Mid-Atlantic SuperSystem and is an operational cellular system. Pro forma consolidated results of operations, as if the acquisition of the Union, PA RSA had occurred January 1, 1994, are as follows (in thousands, except per share data):

                                                                                                 YEARS ENDED
                                                                                                 DECEMBER 31,
                                                                                               1995        1994
Revenue...................................................................................   $236,578    $173,735
Net loss before extraordinary item........................................................     (7,254)    (18,155)
Net loss..................................................................................     (7,254)    (26,557)
Net loss per share before extraordinary item..............................................      (0.18)      (0.47)
Net loss per share........................................................................      (0.18)      (0.69)

     In December 1995, the Company completed the acquisition of the remaining 13.24% ownership interests in the Harrisburg, PA MSA in exchange for ownership interests in cellular markets outside its regional metro-clusters and $2.9 million in cash.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

Note 3 -- INVESTMENTS -- Continued
CELLULAR ENTITIES ON THE EQUITY METHOD

     The Company holds an investment in a joint venture, owned 50% by the Company, created to acquire, own and operate various cellular markets located primarily in eastern North Carolina. The underlying net assets of the joint venture consist principally of its investment in the FCC licenses in the Wilmington, NC and Jacksonville, NC MSA cellular markets.

CELLULAR ENTITIES ON THE COST METHOD

     The investment balance of approximately $13.9 million at December 31, 1995 represents the Company's investment in approximately 40 cellular markets with ownership interests ranging from 0.3% to 18.3%. The Company holds these ownership interests for investment purposes.

NONCELLULAR INVESTMENTS

GEOTEK COMMUNICATIONS, INC.

     In February 1994, the Company purchased for $30 million from Geotek 2.5 million shares of Geotek common stock and options to invest up to $167 million for an aggregate of 10 million additional shares. Geotek is a telecommunications company that is developing a wireless communications network in certain metropolitan markets in the United States based on its FHMA digital technology. The original agreement was amended in May 1995 to reduce the amount of options available for exercise and to lengthen substantially the time during which the Company may exercise its remaining options. In addition, pursuant to the May 1995 agreement, the Company agreed to purchase for $5 million in cash 531,463 shares of convertible preferred stock of Geotek. Dividends on the preferred shares are payable quarterly at a rate of 7 1/2% per annum, in cash or preferred shares. The shares are convertible into common shares of Geotek at a conversion price of $9.408 per share subject to certain adjustments. Geotek's common stock is traded on the Nasdaq National Market System.

     As amended by the May 1995 agreement, the options held by the Company at December 31, 1995 are in three series as follows: (i) Series A options exercisable for 1,000,000 shares at $15 per share, (ii) Series B options exercisable for 1,714,200 shares at $16 per share and (iii) Series C options exercisable for 2,571,400 shares at $17 per share. All options are exercisable immediately and expire at various dates over the next several years. The Company has also entered into a five-year management consulting agreement to provide operational and marketing support to Geotek in exchange for 300,000 shares of Geotek common stock per year. However, should any portion of the Series A, B or C options expire without exercise, the management consulting agreement terminates. Also, the Company's management consulting agreement with Geotek, as amended, provides that, if the Series C options are exercised prior to the fourth anniversary date of the management consulting agreement, the 300,000 shares issuable on the fifth anniversary date would be issuable on the fourth anniversary date. Under the management agreement, the Company earned and recorded as revenue approximately 300,000 shares with an aggregate value of $2.4 million in 1995 and approximately 250,000 shares with an aggregate value of $2.5 million in 1994. The Company currently owns less than 10% of Geotek's outstanding common stock and, in the event the options were exercised would continue to own less than 10% of such stock.

     Under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company's investment in Geotek common stock is classified as "available for sale". As such, the investment is recorded at its market value, and a net unrealized holding loss of $16.4 million has been recorded as a separate component of shareholders' equity. The Company's investment in Geotek preferred stock is recorded at cost.

INTERNATIONAL WIRELESS COMMUNICATIONS, INC.

     During 1995, the Company invested $6.5 million and merged its 100% owned subsidiary, Vanguard International Telecommunications, Inc., into IWC in exchange for additional ownership interests. Through these transactions, the Company increased its ownership interest in IWC from approximately 20% to approximately 35%. As of December 31, 1995, the Company has invested an aggregate of approximately $13.5 million. IWC is a development stage company specializing in securing, building and operating wireless businesses generally other than cellular telephone systems primarily in Latin

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

Note 3 -- INVESTMENTS -- Continued
America and Southeast Asia. The Company's investment is recorded in the accompanying consolidated financial statements using the equity method of accounting.

INTER(BULLET)ACT SYSTEMS, INCORPORATED

     During 1995, the Company invested approximately $3.8 million in Inter(Bullet)Act for ownership of approximately 10%. Additionally, the Company has committed to invest an additional $6.2 million in Inter(Bullet)Act, subject to Inter(Bullet)Act's ability to raise funds from additional outside investors. Inter(Bullet)Act is a development stage company that provides targeted product promotions to retail customers at the point of entry of a retail outlet, primarily supermarkets, through a computer-equipped kiosk. The Company's investment is recorded using the equity method in the accompanying financial statements due to the fact that an additional 19% ownership interest of Inter(Bullet)Act is held by certain officers and directors of the Company, as well as entities affiliated with certain directors of the Company.

FINANCIAL INFORMATION OF EQUITY METHOD INVESTEES

     Combined financial position and operating results measures of the Company's equity method investees, Eastern North Carolina Cellular Joint Venture, IWC and Inter(Bullet)Act, for the last three years are as follows (in thousands):

                                                                                     1995       1994       1993
Current assets..................................................................   $ 29,069    $14,367    $   807
Non-current assets..............................................................    121,369     52,530     46,203
Current liabilities.............................................................     15,063      6,462      2,190
Non-current liabilities.........................................................      2,561        353        339
Revenues........................................................................     14,080      9,386      5,519
Gross profit....................................................................     10,372      7,265      4,389
Loss from operations............................................................     (6,276)    (2,773)      (812)
Net loss........................................................................     (9,994)    (3,327)      (966)

     Information for each investee is presented only for the years in which the Company maintained an investment.

Note 4 -- LONG-TERM DEBT

     Long-term debt consisted of the following as of December 31, 1995 and 1994 (in thousands):

                                                                                               1995        1994
Borrowings under the 1994 Credit Facility:
  Term loan...............................................................................   $325,000    $325,000
  Revolving loan..........................................................................    197,000      23,500
Other long-term debt......................................................................        143         149
                                                                                             $522,143    $348,649

     The future maturities of the principal amount outstanding at December 31,1995 were as follows (in thousands):

1996......................................................................................   $     --
1997......................................................................................         --
1998......................................................................................     39,293
1999......................................................................................     65,250
2000......................................................................................     78,300
Thereafter................................................................................    339,300
                                                                                             $522,143

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

Note 4 -- LONG-TERM DEBT -- Continued
1994 CREDIT FACILITY

     On December 23, 1994, the Company completed the closing of a $675 million credit facility, pursuant to an Amended and Restated Loan Agreement (the "1994 Credit Facility"), with various lenders led by The Toronto-Dominion Bank and The Bank of New York.

     The 1994 Credit Facility is available to provide the Company with additional financial and operating flexibility and enable it to pursue business opportunities that may arise in the future. The 1994 Credit Facility refinanced the Company's then existing $390 million credit facility (the "1993 Loan Agreement"). The 1993 Loan Agreement closed in April 1993 and refinanced the Company's previously existing credit facility. In connection with the refinancings, the Company recorded extraordinary losses of $8.4 million ($0.22 per share) in 1994 and $3.7 million ($0.10 per share) in 1993, which represented the write-offs of all unamortized deferred financing costs related to the refinanced facilities.

     The 1994 Credit Facility consists of a "Term Loan" and a "Revolving Loan." The Term Loan, in the amount of $325 million, was used to repay the Company's borrowings under the 1993 Loan Agreement. The Revolving Loan, in the amount of up to $350 million, is available for capital expenditures, to make acquisitions of and investments in cellular and other wireless communication interests, and for other general corporate purposes. As of December 31, 1995, the terms of these agreements limit available borrowing during the first quarter of 1996 to $140 million.

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

                                                                                        PERCENTAGE OF
                                                                                      OUTSTANDING LOANS
1996...............................................................................            --%
1997...............................................................................            --
1998...............................................................................           7.5
1999...............................................................................          12.5
2000...............................................................................          15.0
2001...............................................................................          20.0
2002...............................................................................          22.5
2003...............................................................................          22.5
                                                                                            100.0%

     The Term Loan and the Revolving Loan bear interest at a rate equal to the Company's choice of the Prime Rate or Eurodollar Rate plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. The ranges for this applicable margin are 0.0% to 1.375% for the Prime Rate and 1.125% to 2.625% for the Eurodollar Rate. As of December 31, 1995 the leverage ratio, which is computed as the ratio of Total Debt (as defined) to Adjusted Cash Flow (as defined), was at such a level as to cause the applicable margins on the borrowings to be 0.375% and 1.625% per annum for the Prime Rate and Eurodollar Rate, respectively. At December 31, 1995, the Company's effective interest rate on its outstanding borrowings was 7.5%.

     As security for borrowings under the 1994 Credit Facility, the Company has pledged substantially all of its tangible and intangible assets and future cash flows. Among other restrictions, the credit facility restricts the payment of cash dividends, limits the use of borrowings, limits the creation of additional long-term indebtedness and requires the maintenance of certain financial ratios. The requirements of the 1994 Credit Facility were established in relation to the Company's projected capital needs and projected results of operations and cash flow. These requirements generally were designed to require continued

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

Note 4 -- LONG-TERM DEBT -- Continued
improvement in the Company's operating performance such that its cash flow would be sufficient to continue servicing the debt as repayments are required. The Company is in compliance with all loan covenants.

PROPOSED DEBENTURE FINANCING

     The Company is pursuing the issuance of approximately $200 million of debentures that will be structurally subordinated to the 1994 Credit Facility. The proposed debentures will mature in 2006 and will be redeemable at the Company's option, in whole or in part, five years after the date of issuance. The net proceeds will be used to reduce borrowings outstanding under the revolving loan portion of the 1994 Credit Facility. The issuance of these debentures will require amendment of the 1994 Credit Facility. There can be no assurance that the proposed financing will be consummated.

INTEREST RATE PROTECTION AGREEMENTS

     The Company maintains interest rate swaps and interest rate caps which provide protection against interest rate risk. At year-end the Company had interest rate cap agreements in place covering a notional amount of $150 million. The interest rate cap agreements provide protection to the extent that LIBOR exceeds the strike level through the expiration date as follows (in thousands):

  STRIKE LEVEL       NOTIONAL AMOUNT     EXPIRATION DATE
      9.0%              $  50,000          December 1996
      9.0%                 50,000          December 1997
   9.63%-9.75%             50,000          December 1997
                        $ 150,000

     The total cost of these interest rate cap agreements of $597,000 has been recorded in other assets in the consolidated balance sheets and is being amortized over the lives of the agreements as a component of interest expense.

     Additionally, the Company maintains interest rate swap agreements that fix the LIBOR interest rate at 6.1% on a notional amount of $100 million through May 1996 and 5.5% on a notional amount of $100 million through November 1996. Under these swap agreements, the Company benefits if LIBOR interest rates increase above the fixed rates and incurs additional interest expense if rates remain below the fixed rates. Any amounts received or paid under these agreements are reflected as interest expense over the period covered.

     The effect of interest rate protection agreements on the operating results of the Company was to increase interest expense by $82,000, $95,000 and $884,000 in 1995, 1994 and 1993, respectively. The Company does not hold or issue financial instruments for trading purposes.

Note 5 -- COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases office space, furniture, equipment, vehicles and land under noncancelable operating leases expiring through 2019. As of December 31, 1995, the future minimum rental payments under these lease agreements having an initial or remaining term in excess of one year were as follows (in thousands):

1996.......................................................................................   $ 7,149
1997.......................................................................................     6,585
1998.......................................................................................     5,169
1999.......................................................................................     4,671
2000.......................................................................................     4,304
Thereafter.................................................................................    54,901
                                                                                              $82,779

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

Note 5 -- COMMITMENTS AND CONTINGENCIES -- Continued
     Rent expense under operating leases was $6.6 million, $4.2 million and $3.5 million for the years ended December 31, 1995, 1994 and 1993, respectively.

CONSTRUCTION AND CAPITAL COMMITMENTS

     Capital expenditures for 1996 are estimated to be approximately $127 million for the Company, and are expected to be funded primarily with internally generated funds.

Note 6 -- INCOME TAXES

     Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities.

     The components of net deferred taxes as of December 31, 1995 and 1994 were as follows (in thousands):

                                                                                               1995        1994
Deferred tax assets:
  Net operating loss carryforwards........................................................   $126,684    $119,073
  Property and equipment..................................................................     13,157       7,052
  Other liabilities and reserves..........................................................        811       1,854
  Valuation allowance.....................................................................    (81,388)    (61,432)
  Total deferred tax assets...............................................................     59,264      66,547
Deferred tax liabilities -- Investments and other intangible assets.......................    (59,264)    (66,547)
Net deferred taxes........................................................................   $     --    $     --

     The valuation allowance of $61.4 million as of December 31, 1994 was provided because, in the Company's assessment, it was uncertain whether the net deferred tax assets would be realized. In addition, because of its continuing assessment that it is uncertain whether the net deferred tax assets will be realized, the Company increased the valuation allowance during 1995 by $20.0 million to offset the 1995 net deferred tax benefit.

     For Federal income tax reporting purposes, the Company had net operating loss carryforwards of approximately $335 million at December 31, 1995. These losses may be used to reduce future taxable income, if any, and expire through 2010. These carryforwards may be subject to annual limitation in the future in accordance with the Tax Reform Act of 1986. The primary differences between the accumulated deficit for financial reporting purposes and the income tax loss carryforwards relate to the differences in the treatment of certain deferred cellular license acquisition costs, certain gains on dispositions of cellular interests, partnership losses, depreciation methods, estimated useful lives and compensation earned under the stock compensation plan.

     Of the total net operating loss carryforwards, approximately $91 million relates to additional deductions arising from restricted stock bonuses, stock options and stock purchase warrants. In addition, the Company has a net unrealized holding loss on the investment in Geotek of $16.4 million. To the extent the tax benefit of these amounts is realized in future years, the benefit will be recorded as a direct addition to shareholders' equity.

Note 7 -- CAPITAL STOCK

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

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

Note 7 -- CAPITAL STOCK -- Continued
     Effective May 10, 1995, the number of shares of Class A Common Stock authorized to be issued was increased from 60 million to 250 million.

ACQUISITION OF CELLULAR INTERESTS

     The Company has registered 4,500,000 shares of its Class A common stock and 3,000,000 shares of its Class B common stock. The shares may be offered in connection with the acquisition of entities which have received or may receive an authorization or license from the FCC to provide cellular service. Through December 31, 1995, 2,707,957 of these registered shares of Class A common stock have been issued in conjunction with the acquisition of cellular markets.

STOCK COMPENSATION PLANS

     During 1994, the Board adopted the 1994 Long-Term Incentive Plan (the 1994
Plan). Under the provisions of the 1994 Plan, the Company may grant up to 3,000,000 shares of the Company's Class A common stock to officers, directors and key employees in the form of nonqualified stock options, incentive stock options, stock appreciation rights, unrestricted stock, restricted stock and performance shares. All stock options must require exercise prices of not less than the fair market value of the Company's Class A common stock on the date of the grant, except that certain incentive stock options must require exercise prices of not less than 110% of fair market value of the Company's Class A common stock on the date of the grant. Options granted under the 1994 Plan may not have a term greater than ten years from the date of grant and are not transferable except upon death. As of December 31, 1995, 1,347,500 shares were available for future grants.

     Upon adoption of the 1994 Plan, the Company's previously adopted stock option and stock compensation plans were terminated. Options granted and outstanding under these previous plans are still exercisable, but no further grants may be made under these plans.

RESTRICTED STOCK BONUSES

     During 1987, the Board granted restricted stock bonuses for a total of 3,469,554 shares of Class A common stock (i) to three key officers for 1,077,768 shares each and (ii) to a director and a key employee for an aggregate of 236,250 shares. In the event of a change in control of the Company prior to December 31, 1998, the participants will be reimbursed for certain individual income tax payments, as defined, on the shares vesting after February 1991. As of December 31, 1995, all of the shares have vested.

STOCK OPTIONS

     Under the terms of the Company's previous and current stock compensation plans, the Board has granted incentive stock options and nonqualified stock options requiring exercise prices approximating the fair market value of the Company's Class A common stock on the date of the grant.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

Note 7 -- CAPITAL STOCK -- Continued
     Stock option activity under the plans was as follows:

                                                                              NUMBER OF SHARES     EXERCISE PRICE
                                                                                UNDER OPTION         PER SHARE
Balance, January 1, 1993...................................................       1,920,230       $ 2.22 to $24.00
Granted....................................................................       1,043,550        15.17 to  15.75
Exercised..................................................................         (90,150)        2.22 to  13.92
Forfeited..................................................................         (11,205)       13.92 to  17.17
Balance, December 31, 1993.................................................       2,862,425         2.22 to  24.00
Granted....................................................................       1,140,743        19.25 to  21.50
Exercised..................................................................        (210,719)        2.22 to  17.17
Forfeited..................................................................         (15,332)       13.92 to  15.58
Balance, December 31, 1994.................................................       3,777,117         2.22 to  24.00
Granted....................................................................         907,500        24.75 to  25.13
Exercised..................................................................        (760,765)        2.22 to  24.00
Forfeited..................................................................         (20,750)       15.17 to  19.25
Balance, December 31, 1995.................................................       3,903,102         2.22 to  25.13

     These options expire at various dates through 2005. Options for 1,469,380 shares had vested at December 31, 1995 and were exercisable at prices ranging from $2.22 to $25.13.

SHARES RESERVED FOR ISSUANCE

     At December 31, 1995, 5,250,602 shares of the Company's Class A common stock are reserved primarily for exercise and grant under the Company's stock compensation plans. In addition, 1,792,043 shares of Class A common stock and 3,000,000 shares of Class B common stock are reserved for issuance in conjunction with the acquisition of cellular interests discussed above.

Note 8 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses were composed of the following at December 31, 1995 and 1994 (in thousands):

                                                                                                1995       1994
Accounts payable............................................................................   $23,979    $25,030
Accrued expenses:
  Interest..................................................................................     4,631        129
  Payroll and commissions...................................................................     9,504      5,865
  Other.....................................................................................     5,033      9,665
                                                                                               $43,147    $40,689

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

Note 9 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each category of financial instruments for which it is practicable to estimate that value:

     CELLULAR ENTITIES CARRIED ON THE COST METHOD -- The fair value of these instruments is estimated based upon recent transactions from this portfolio.

     INVESTMENT IN GEOTEK -- The fair value of publicly-traded securities is based upon quoted market price. The fair value of the remaining securities approximates the carrying value.

     INTEREST RATE PROTECTION AGREEMENTS -- The fair value of interest rate cap and swap agreements is based on quoted market prices as if the agreements were entered into on the measurement date.

     LONG-TERM DEBT -- The fair value of the long-term debt of the Company approximates the carrying value.

     The estimated fair values of the Company's financial assets (liabilities) are summarized as follows (in thousands):

                                                                       DECEMBER 31, 1995         DECEMBER 31, 1994
                                                                     CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                                      AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
Cellular entities carried on the cost method......................   $ 13,853     $ 24,300     $ 16,885     $ 27,100
Investment in Geotek..............................................     24,253       24,253       23,719       23,719
Interest rate protection agreements...............................        380         (400)          80        1,800
Long-term debt....................................................   (522,143)    (522,143)    (348,649)    (348,649)

Note 10 -- QUARTERLY INFORMATION (UNAUDITED)

1995 QUARTERS                                                             FIRST     SECOND      THIRD     FOURTH      TOTAL
Revenue...............................................................   $49,817    $58,754    $62,704    $64,796    $236,071
Income from operations................................................     1,963      7,928     13,805      8,162      31,858
Net income (loss).....................................................    (7,157)    (1,327)     3,291     (1,820)     (7,013)
Net income (loss) per share...........................................     (0.18)     (0.03)      0.08      (0.04)      (0.17)


1994 QUARTERS                                                             FIRST     SECOND      THIRD     FOURTH      TOTAL
Revenue...............................................................   $33,091    $40,755    $44,717    $49,438    $168,001
Income from operations................................................     1,442      3,430      5,989      1,005      11,866
Net loss before extraordinary item....................................    (3,055)    (1,243)      (263)    (9,384)    (13,945)
Net loss (1)..........................................................    (3,055)    (1,243)      (263)   (17,786)    (22,347)
Net loss per share before extraordinary item..........................     (0.08)     (0.03)     (0.01)     (0.24)      (0.36)
Net loss per share (1)................................................     (0.08)     (0.03)     (0.01)     (0.46)      (0.58)

(1) The fourth quarter of 1994 includes an extraordinary item of $8,402 ($0.22 per share) relating to the write-off of deferred financing costs associated with the Company's 1993 Loan Agreement that was refinanced in December 1994.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Vanguard Cellular Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Vanguard Cellular Systems, Inc. (a North Carolina corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vanguard Cellular Systems, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                         ARTHUR ANDERSEN LLP

Greensboro, North Carolina,
March 1, 1996.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                     BALANCE     PROVISION
                                                                       AT        CHARGED TO
                                                                    BEGINNING    COSTS AND
                                                                    OF PERIOD     EXPENSES     DEDUCTIONS(1)    OTHER(2)
Allowance for doubtful accounts:
  Year ended December 31, 1993...................................    $ 1,958       $1,794         $(1,981)        $--
  Year ended December 31, 1994...................................      1,771        3,059          (2,134)          65
  Year ended December 31, 1995...................................      2,761        6,166          (3,154)          50


                                                                   BALANCE AT
                                                                     END OF
                                                                     PERIOD
Allowance for doubtful accounts:
  Year ended December 31, 1993...................................    $1,771
  Year ended December 31, 1994...................................     2,761
  Year ended December 31, 1995...................................     5,823

(1) Accounts written off during the period.

(2) Represents allowance for doubtful accounts for entities acquired during the period.

                                                                       BALANCE     PROVISION
                                                                         AT        CHARGED TO
                                                                      BEGINNING    COSTS AND
                                                                      OF PERIOD     EXPENSES     DEDUCTIONS    OTHER(2)
Deferred tax valuation allowance:
  Year ended December 31, 1993.....................................    $51,511(1)    $5,322       $ --         $  1,047
  Year ended December 31, 1994.....................................     57,880        6,715         --           (3,163)
  Year ended December 31, 1995.....................................     61,432        2,560         --           17,396


                                                                     BALANCE AT
                                                                       END OF
                                                                       PERIOD
Deferred tax valuation allowance:
  Year ended December 31, 1993.....................................   $ 57,880
  Year ended December 31, 1994.....................................     61,432
  Year ended December 31, 1995.....................................     81,388

(1) Represents the valuation allowance recognized upon adoption of SFAS No. 109 on January 1, 1993.

(2) Represents valuation allowances provided in each year for additional deferred tax assets arising from (i) restricted stock bonuses, stock options and stock purchase warrants, (ii) the unrealized holding loss on the Company's investment in Geotek, (iii) deferred tax assets arising from the acquisitions of operating cellular entities and (iv) the effects of legal organization and other changes. These provisions have been partially offset by (i) the deferred tax liabilities arising from acquisitions of operating cellular entities and (ii) the expiration of certain state operating loss carryforwards.

                               INDEX TO EXHIBITS

                                                                                          SEQUENTIAL
                                                                                          PAGE
EXHIBIT NO.                                 DESCRIPTION                                   NO.
*   3(a)      Articles of Incorporation of Registrant as amended through July 25,
              1995, filed as Exhibit 1 to the Registrant's Form 8-A/A dated July 25,
              1995.
*   3(b)      Bylaws of Registrant (compilation of July 25, 1995), filed as Exhibit 2 to the Registrant's Form 8-A/A dated July 25, 1995.
*   4(a)      Specimen Common Stock Certificate, filed as Exhibit 4(a) to the
              Registrant's Registration Statement on Form S-1 (File No. 33-18067).
*   4(b)(1)   Amended and Restated Loan Agreement between the Registrant and various lenders led by The Bank of New York and The Toronto-Dominion Bank as
              agents, dated as of December 23, 1994, filed as Exhibit 2(a) to the
              Registrant's Current Report on Form 8-K dated as of December 23, 1994.
*   4(b)(2)   Security Agreement between the Registrant and various lenders led by The
              Bank of New York and The Toronto-Dominion Bank, as Secured Party, dated as of December 23, 1994, filed as Exhibit 2(b) to the Registrant's
              Current Report on Form 8-K dated as of December 23, 1994.
*   4(b)(3)   Master Subsidiary Security Agreement between the Registrant, certain of its subsidiaries and various lenders led by The Bank of New York and The
              Toronto-Dominion Bank, as Secured Party, dated as of December 23, 1994, filed as Exhibit 2(c) to the Registrant's Current Report on Form 8-K
              dated as of December 23, 1994.
*  10(a)(1)   Amended and Restated Stock Compensation Plan of the Registrant approved
              April 22, 1987 by the Shareholders of the Registrant, with forms of stock bonus and stock option agreements attached, filed as Exhibit 10
              (a) to the Registrant's Registration Statement, on Form S-1 (File No.
              33-18067).
*  10(a)(2)   Amendment to Amended and Restated Stock Compensation Plan of the
              Registrant approved May 2, 1989 by the Shareholders of the Registrant, filed as Exhibit 4(h)(2) to the Registrant's Quarterly Report on Form
              10-Q for the quarter ended March 31, 1989.
*  10(a)(3)   Form of Restricted Stock Bonus Agreements dated March 23, 1987 between the Registrant and Stuart S. Richardson, Haynes G. Griffin, L.
              Richardson Preyer, Jr., Stephen R. Leeolou and Stephen L. Holcombe, and
              form of amendments dated October 12, 1987 to agreements with Messrs.
              Richardson, Griffin, Preyer and Leeolou, filed as Exhibit 10(a)(3) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1988.
*  10(a)(4)   Form of Restricted Stock Bonus Agreements dated October 12, 1987 between the Registrant and Haynes G. Griffin, Stephen R. Leeolou and L.
              Richardson Preyer, Jr., filed as Exhibit 10(a)(4) to the Registrant's
              Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
*  10(1)(5)   Form of Amendment to Restricted Stock Bonus Plan Agreements dated as of
              March 1, 1990 by and between Haynes G. Griffin, L. Richardson Preyer,
              Jr., Stephen R. Leeolou, and Stephen L. Holcombe and the Registrant,
              amending the Restricted Stock Bonus Plan Agreements dated as March 23,
              1987, filed as Exhibit 10(a)(5) to the Registrant's Annual Report on
              Form 10-K for the fiscal year ended December 31, 1990.
* 10z(1)(6)   Form of Amendment to Restricted Stock Bonus Plan Agreements dated as of
              March 1, 1990 by and between Haynes G. Griffin, L. Richardson Preyer,
              Jr. and Stephen R. Leeolou and the Registrant, amending the Restricted
              Stock Bonus Plan Agreements dated as October 12, 1987, filed as Exhibit
              10(a)(6) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

                                                                                          SEQUENTIAL
                                                                                          PAGE
EXHIBIT NO.                                 DESCRIPTION                                   NO.
*  10(a)(7)   Form of Second Amendment to Restricted Stock Bonus Plan Agreements dated
              February 22, 1991 between the Registrant and Haynes G. Griffin, Stephen
              R. Leeolou, and L. Richardson Preyer, Jr., amending the Restricted Stock
              Bonus Agreements dated October 12, 1987, filed as Exhibit 10(a)(7) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1990.
*  10(a)(8)   Form of Third Amendment to Restricted Stock Bonus Plan Agreements dated
              February 22, 1991 between the Registrant and Haynes G. Griffin, Stephen
              R. Leeolou, L. Richardson Preyer, Jr., and Stephen L. Holcombe, amending the Restricted Stock Bonus Agreements dated March 23, 1987, filed as
              Exhibit 10(a)(8) to the Registrant's Annual Report on Form 10-K for the
              fiscal year ended December 31, 1990.
*  10(a)(9)   Form of Third Amendment to Restricted Stock Bonus Plan Agreement dated
              February 22, 1991 between the Registrant and Stuart S. Richardson, amending the Restricted Stock Bonus Plan Agreement dated March 23, 1987, filed as Exhibit 10(a)(9) to the Registrant's Annual Report on Form 10-K
              for the fiscal year ended December 31, 1990.
*  10(a)(10)  Employment Agreement dated March 1, 1995 by and between the Registrant and Haynes G. Griffin, filed as Exhibit 10(a)(10) to the Registrant's
              Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
*  10(a)(11)  Employment Agreement dated March 1, 1995 by and between the Registrant and L. Richardson Preyer, Jr., filed as Exhibit 10(a)(11) to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1994.
*  10(a)(12)  Employment Agreement dated March 1, 1995 by and between the Registrant and Stephen R. Leeolou, filed as Exhibit 10(a)(12) to the Registrant's
              Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
*  10(a)(13)  Executive Officer Long-Term Incentive Compensation Plan adopted October
              1, 1990 by the Registrant, filed as Exhibit 10(a)(13) to the
              Registrant's Annual Report on Form 10-K to the fiscal year ended
              December 31, 1990.
*  10(a)(14)  Form on Nonqualified Option Agreements dated October 12, 1987 between the Registrant and Stephen L. Holcombe, Ralph E. Hiskey, John F. Dille,
              Jr., Charles T. Hagel, L. Richardson Preyer, Sr. and Robert A.
              Silverberg, filed as Exhibit 10(a)(5) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
*  10(a)(15)  Nonqualified Option Agreements dated October 12, 1987 between the
              Registrant and Robert M. DeMichele, John F. Dille, Jr., L. Richardson
              Preyer, Sr., Robert A. Silverberg and Thomas I. Storrs, filed as Exhibit
              10(a)(8) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
*  10(a)(16)  Form of Incentive Stock Option Agreements dated March 3, 1988 between the Registrant and Stephen L. Holcombe and Richard C. Rowlenson, filed as Exhibit 10(a)(9) to the Registrant's Annual Report on Form 10-K for
              the fiscal year ended December 31, 1988.
*  10(a)(17)  Form of Incentive Stock Option Agreements dated June 23, 1988 between the Registrant and Charles T. Hagel, Haynes G. Griffin, L. Richardson
              Preyer, Jr., and Stephen R. Leeolou, filed as Exhibit 10(a)(10) to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1988.
*  10(a)(18)  1994 Long-Term Incentive Plan of the Registrant approved May 4, 1994 by the Shareholders of the Registrant, as amended by the Registrant's Board of Directors on July 20, 1994, filed as Exhibit 10(a)(18) to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1994.
*  10(a)(19)  Senior Management Severance Plan of the Registrant adopted March 8,
              1995, filed as Exhibit 10(a)(19) to the Registrant's Annual Report on
              Form 10-K for the fiscal year ended December 31, 1994.

                                                                                          SEQUENTIAL
                                                                                          PAGE
EXHIBIT NO.                                 DESCRIPTION                                   NO.
*  10(a)(20)  Form of Severance Agreement for Senior Management Employees of the
              Registrant, filed as Exhibit 10(a)(20) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994
   10(a)(21)  Form of Incentive Stock Agreement dated March 7, 1995 between the
              Registrant and Haynes G. Griffin, Steven L. Holcombe, Richard C.
              Rowlenson and Stuart S. Richardson filed as Exhibit 10(a)(21) to the
              Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995.
   10(a)(22)  Form of Nonqualified Option Agreement dated March 7, 1995 between the
              Registrant and Haynes G. Griffin, Stephen R. Leeolou, L. Richardson
              Preyer, Jr., Stephen L. Holcombe, Richard C. Rowlenson and Stuart S.
              Richardson, filed as Exhibit 10(a)(22) to the Registrant's Quarterly
              Report on Form 10-Q for the quarterly period ended March 31, 1995.
*  10(b)(1)   Loan Agreement between the Registrant and various lenders led by The
              Bank of New York and The Toronto-Dominion Bank as agents, dated as of
              December 23, 1994, filed as Exhibit 2(a) to the Registrant's Current
              Report on Form 8-K dated as of December 23, 1994.
*  10(b)(2)   Security Agreement between the Registrant and various lenders led by The
              Bank of New York and The Toronto-Dominion Bank, as Secured Party, dated as of December 23, 1994, filed as Exhibit 2(b) to the Registrant's
              Current Report on Form 8-K dated as of December 23, 1994.
*  10(b)(3)   Master Subsidiary Security Agreement between the Registrant, certain of its subsidiaries and various lenders led by The Bank of New York and The
              Toronto-Dominion Bank, as Secured Party, dated as of December 23, 1994 filed as Exhibit 2(c) to the Registrant's Current Report on Form 8-K
              dated as of December 23, 1994.
*  10(c)(1)   1993 Employee Stock Purchase Plan of the Registrant approved May 5, 1993 by the Shareholders of the Registrant, filed as Exhibit 28(a) to the
              Registrant, filed as Exhibit 28 (a) to the Registrant's Registration
              Statement on Form S-8, (File No. 33-69824).
*  10(c)(2)   Form of Option Letter and Subscription Agreement, filed as Exhibit 28(b)
              to the Registrant's Registration Statement in Form S-8 (File No.
              33-69824).
*  10(d)(1)  1989 Stock Option Plan of the Registrant approved by the Board of
              Directors of the Registrant on December 21, 1989, and approved by
              Shareholders at a meeting held on May 10, 1990, filed as Exhibit
              10(h)(1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
*  10(d)(2)   Form of Nonqualified Stock Option Agreements dated March 1, 1990 between the Registrant and Haynes G. Griffin, L. Richardson Preyer, Jr., Stephen
              R. Leeolou, Stephen L. Holcombe, and Stuart S. Richardson, filed as
              Exhibit 10(h)(2) to the Registrant's annual Report on Form 10-K for the fiscal year ended December 31, 1989.
*  10(d)(3)  Form of Incentive Stock Option Agreement dated March 1, 1990 between the
              Registrant and Richard C. Rowlenson, filed as Exhibit 10(h)(2) to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1989.
*  10(d)(4)   Form of Incentive Stock Option Agreement dated July 30, 1990 between the
              Registrant and Stephen L. Holcombe, Richard C. Rowlenson, Sunir Kochhar
              and Timothy G. Biltz, filed as Exhibit 10(f)(4) to the Registrant's
              Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
*  10(d)(5)   Stock Option Agreement dated November 28, 1990 between the Registrant and Stuart Smith Richardson, filed as Exhibit 10(f)(5) to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1990.

                                                                                          SEQUENTIAL
                                                                                          PAGE
EXHIBIT NO.                                 DESCRIPTION                                   NO.
*  10(d)(6)   Form of Stock Option Agreements dated November 28, 1990 between the
              Registrant and Haynes G. Griffin, Stephen R. Leeolou, L. Richardson
              Preyer, Jr. and Stephen L. Holcombe, filed as Exhibit 10(f)(6) to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1990.
*  10(d)(7)   Incentive Stock Option Agreements dated November 28, 1990 between the
              Registrant and Richard C. Rowlenson, filed as Exhibit 10(f)(7) to the
              Registrant's December 31, 1990.
*  10(e)(1)   Joint Venture Agreement by and among W&J Metronet, Inc., Vanguard
              Cellular Systems of Coastal Carolina, Inc., Providence Journal
              Telecommunications and the Registrant dated as of January 19, 1990, filed as Exhibit 10(j) to the Registrant's Registration Statement on
              Form S-4 (File No. 33-35054).
*  10(e)(2)   First Amendment and Assumption Agreement dated as of the 28th day of
              December, 1990 to Joint Venture Agreement by and among W&J Metronet,
              Inc., Vanguard Cellular Systems of Coastal Carolina, Inc., Providence
              Journal Telecommunications and the Registrant dated as of January 19,
              1990, filed as Exhibit 10(g)(2) to the Registrant's Annual Report on
              Form 10-K for the fiscal year ended December 31, 1990.
*  10(f)(1)   Stock Purchase Agreement by and between Geotek Industries, Inc. and
              Vanguard Cellular Systems, Inc., dated as of December 29, 1993, filed as
              Exhibit 1 to Schedule 13D dated December 29, 1993 with respect to the
              Common Stock of Geotek Industries, Inc.
*  10(f)(2)   Option Agreement by and between Geotek Communications, Inc. and Vanguard
              Cellular Systems, Inc. dated as of February 23, 1994, filed as Exhibit 3 to Amendment 1 of Schedule 13D dated February 23, 1994 with respect to the Common Stock of Geotek Communications, Inc.
*  10(f)(3)   Management Agreement by and between Geotek Communications, Inc. and
              Vanguard Cellular Systems, Inc. dated as of February 23, 1994, filed as
              Exhibit 4 to Amendment 1 of Schedule 13D dated February 23, 1994 respect to the Common Stock of Geotek Communications, Inc.
*  10(f)(4)   Registration Rights Agreement by and between Geotek Communications, Inc.
              and Vanguard Cellular Systems, Inc. dated as of February 23, 1994 filed as Exhibit 5 to Amendment 1 of Schedule 13D dated February 23, 1994 with respect to the Common Stock of Geotek Communications, Inc.
*  10(f)(5)   System Access Agreement by and between Geotek Communications, Inc. and
              Vanguard Cellular Systems, Inc. dated as of February 23, 1994, filed as
              Exhibit 6 to Amendment 1 of Schedule 13D dated February 23, 1994 with respect to the Common Stock of Geotek Communications, Inc.
*  10(f)(6)   Stockholders Voting Agreement dated as of February 23, 1994, filed as
              Exhibit 7 to Amendment 1 of Schedule 13D dated February 23, 1994 with respect to the Common Stock of Geotek Communications,
   11         Calculation of fully diluted net loss per share for the years ended
              December 31, 1995, 1994, and 1993.
   22         Subsidiaries of the Registrant.
   23         Consent of Arthur Andersen LLP.
   27         Financial Data Schedule.

* Incorporated by reference to the statement or report indicated.