Form 10-Q
period 1996-03-31
VANGUARD CELLULAR SYSTEMS INC
filed 1996-05-15
CIK 771178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       March 31, 1996
                                         ----------------------------------

                                       or

[     ]  TRANSITION REPORT PURSUANT TO SECTION A3 OR 15(d) OF THE
                           SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from                 to

Commission file number  0-16560

                         Vanguard Cellular Systems, Inc.
             (Exact name of registrant as specified in its charter)

         North Carolina                                 56-1549590
(State or other jurisdiction of             (I.R.S.Employer Identification No.)
incorporation or organization)



  2002 Pisgah Church Road, Suite 300
     Greensboro, North Carolina                          27455-3314
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

The number of shares outstanding of the issuer's common stock as of April 15, 1996 was 41,313,443.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX



PART I. FINANCIAL INFORMATION

  Item 1.         Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -                       I-1
                  March 31, 1996 and December 31, 1995

                  Condensed Consolidated Statements of Operations -             I-2
                  Three months ended March 31, 1996 and 1995

                  Condensed Consolidated Statements of Cash Flows -             I-3
                  Three months ended March 31, 1996 and 1995

                  Notes to Condensed Consolidated Financial                     I-4
                  Statements

  Item 2.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                     I-8


PART II.  OTHER INFORMATION

  Item 6.         Exhibits and Reports on Form 8-K                              II-1


SIGNATURES                                                                      II-2


        Item 1. Financial Statements

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

        (Amounts in thousands, except per share data)
                                                                                                         March 31,      December 31,
        ASSETS                                                                                            1996              1995
        (Substantially all pledged on long-term debt)                                                   (Unaudited)     (See note)

Current Assets:
        Cash                                                                                           $   5,867          $   8,085
        Accounts receivable, net of allowances for doubtful accounts of $6,306
        and $5,823                                                                                        24,585             31,270
        Cellular telephone inventories                                                                     8,161              8,957
        Prepaid expenses                                                                                   1,809              1,498
        Total current assets                                                                              40,422             49,810

Investments                                                                                              325,154            306,760

Property and Equipment, net of accumulated depreciation of $100,224 and
$ 94,057                                                                                                 245,285            225,206

Other Assets, net of accumulated amortization of $4,177 and $3,390                                        14,131             14,801
        Total assets                                                                                   $ 624,992          $ 596,577


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
        Accounts payable and accrued expenses                                                          $  37,270          $  43,147
        Customer deposits                                                                                  1,220              1,666
Total current liabilities                                                                                 38,490             44,813

Long-Term Debt                                                                                           542,142            522,143

Minority Interests                                                                                           560                573

Commitments and Contingencies

Shareholders' Equity:
        Preferred stock - $.01 par value, 1,000 shares authorized, no shares
        issued                                                                                              --                 --
        Common stock, Class A - $.01 par value, 250,000 shares authorized,
        41,313 and 41,312 shares issued and outstanding                                                      413                413
        Common stock, Class B - $.01 par value, 30,000 shares authorized,
        no shares issued                                                                                    --                 --
        Additional capital in excess of par value                                                        238,683            238,662
        Net unrealized holding losses                                                                     (4,285)           (16,395)
        Accumulated deficit                                                                             (191,011)          (193,632)
Total shareholders' equity                                                                                43,800             29,048
Total liabilities and shareholders' equity                                                             $ 624,992          $ 596,577



The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


        (Amounts in thousands, except per share data)




                                                                         1996                    1995
                                                                     (Unaudited)               (Unaudited)

Revenue:
        Service revenue                                                 $ 62,168                  $ 43,867
        Cellular telephone equipment revenue                               3,182                     5,042
        Other                                                                667                       908
                                                                          66,017                    49,817


Costs and Expenses:
        Cost of service                                                    9,391                     5,974
        Cost of cellular telephone equipment                               4,649                     9,047
        General and administrative                                        17,312                    12,747
        Marketing and selling                                             12,469                    12,026
        Depreciation and amortization                                     10,324                     8,060
                                                                          54,145                    47,854
Income From Operations                                                    11,872                     1,963

Net Gain (Losses) on Dispositions                                           (365)                        7

Interest Expense                                                         (10,099)                   (8,574)

Other, net                                                                 1,200                      (530)
Income (Loss) Before Minority Interests                                    2,608                    (7,134)

Minority Interests                                                            13                       (23)
Net Income (Loss)                                                       $  2,621                  $ (7,157)
Net Income (Loss) Per Share                                             $   0.06                  $  (0.18)


Weighted Average Number of Common
Shares Outstanding                                                        41,313                    40,686


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

        (Dollar amounts in thousands)

                                                                                       1996                1995
                                                                                    (Unaudited)         (Unaudited)

Cash flows from operating activities:
        Net income (loss)                                                             $  2,621           $ (7,157)
        Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
        Depreciation and amortization                                                   10,324              8,060
        Amortization of deferred debt issuance costs                                       311                316
        Equity method (income) loss of unconsolidated entities                            (794)               211
        Minority interests                                                                 (13)                23
        Net (gain) loss on dispositions                                                    365                 (7)
        Noncash compensation for management consulting services                           (667)              (598)
        Changes in current items:
        Accounts receivable, net                                                         6,685              2,670
        Cellular telephone inventories                                                     795                655
        Account payable and accrued expenses                                            (9,730)            (8,539)
        Other, net                                                                        (758)              (656)
        Net cash provided by (used in) operating activities                              9,139             (5,022)

Cash flows from investing activities:
        Purchases of property and equipment                                            (24,954)           (24,842)
        Proceeds from dispositions of property and equipment                                64                 48
        Payments for acquisition of investments                                         (6,177)           (51,163)
        Capital contributions to unconsolidated cellular entities                         (195)               (67)
        Net cash used in investing activities                                          (31,262)           (76,024)

Cash flows from financing activities:
        Principal payments of long-term debt                                                (1)                (1)
        Net proceeds from issuance of common stock                                          22              1,622
        Proceeds of long-term debt                                                      20,000             83,500
        Increase in other assets                                                          (116)               (39)
        Net cash provided by financing activities                                       19,905             85,082

Net increase (decrease) in cash                                                         (2,218)             4,036
Cash, beginning of period                                                                8,085              5,745
Cash, end of period                                                                   $  5,867           $  9,781

SUPPLEMENTAL DISCLOSURE OF INTEREST PAID                                              $ 10,627           $  7,675



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
(Unaudited)
Note 1:           Basis of Presentation

The accompanying condensed consolidated financial statements of Vanguard Cellular Systems, Inc. and Subsidiaries (the Company) have been prepared without audit pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1995 annual report on Form 10-K.

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and entities in which the Company holds a majority ownership interest. Investments in entities in which the Company exercises significant influence but does not exercise control through majority ownership have been accounted for using the equity method of accounting. Ownership interests in entities in which the Company does not exercise significant influence and does not control through majority ownership and for which there is no readily determinable fair value have been accounted for using the cost method of accounting. Ownership interests in entities in which the Company does not control through majority ownership and does not exercise significant influence and for which there is a readily determinable fair value have been accounted for as available for sale pursuant to the requirements of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". All significant intercompany accounts and transactions have been eliminated.

Note 2:           Investments

Cellular Entities

The Company continues to expand its ownership of cellular markets through strategic acquisitions. The Company has entered into a letter agreement to acquire the Logan, WV ("WV-6 RSA") for a cash purchase price of $16.7 million. The WV-6 RSA is an operating cellular system and is contiguous to the Company's Charleston and Huntington, West Virginia markets and its operations will be managed as part of its West Virginia metrocluster. The transaction is expected to be consummated in the third quarter of 1996 and is subject to customary conditions, including negotiation of a definitive agreement and receipt of regulatory approvals.

Noncellular Investments

Geotek Communications, Inc.

In February 1994, the Company purchased from Geotek Communications, Inc. ("Geotek") 2.5 million shares of Geotek common stock for $30 million and received a series of options to purchase additional shares in Geotek. Geotek is a telecommunications company that is developing an Enhanced Specialized Mobile Radio wireless communications network in the United States based on its Frequency Hopping Multiple Access digital technology. Geotek's common stock is traded on the NASDAQ National Market System. In addition, the Company entered into a five year management consulting agreement to provide operational and marketing support in exchange for 300,000 shares of Geotek common stock per year. In the first three months of 1996, the Company earned and recorded as revenue approximately 75,000 shares under the management agreement with an aggregate value of approximately $665,000 based upon the average closing price of Geotek common shares during the periods held. During the same period in 1995, the Company earned and recorded as revenue Geotek common shares with an aggregate value of $600,000. This investment in Geotek common shares is accounted for as available for sale.

The Company purchased in September 1995 for $5 million in cash 531,463 shares of convertible preferred shares of Geotek. These shares have a quarterly dividend of 7 1/2% per annum payable in quarterly installments, at Geotek's option, in cash or additional preferred shares and all are convertible at the Company's option into common shares of Geotek at a conversion price of $9.408 per share, subject to certain adjustments. The Company received $125,000 in cash dividends in the first quarter of 1996. The investment in Geotek preferred shares is accounted for on the cost method. The options to purchase common shares previously granted to the Company by Geotek in 1994 have been amended to extend their expiration dates and reduce the number of shares subject to the options such that the Company will have the right to invest up to an aggregate of $86.1 million for 5,285,500 shares at specified prices as follows:

                             Per Share
Option Series    Shares     Exercise Price     Expiration Date

    A          1,000,000         $15         September 1, 1996
    B          1,714,200          16         September 1, 1996
    C          2,571,300          17         September 1, 1997

The Company may elect to extend both the Series B and Series C Options by six months and the Series C Option by an additional six months. If any portion of any series of options expires, all unexpired options and the management agreement will immediately expire.

International Wireless Communications, Inc.

The Company owns approximately 35% of the outstanding stock of International Wireless Communications, Inc. ("IWC") and has invested an aggregate of $13.5 million. IWC is a development stage company specializing in securing, building and operating wireless businesses other than cellular telephone systems primarily in Latin America and Southeast Asia. The Company's investment in IWC is recorded in the accompanying financial statements using the equity method.

Inter(Bullet) Act Systems, Incorporated

As of March 31, 1996, the Company had invested $10.0 million in Inter(Bullet) Act Systems, Incorporated ("Inter(Bullet) Act") for an ownership interest of approximately 26%. Inter(Bullet) Act is a development stage company that provides targeted promotions to retail customers at the point of entry at a retail outlet, primarily supermarkets, through a computer-equipped kiosk. The Company's investment in Inter(Bullet) Act is recorded using the equity method of accounting.


Note 3:    Long-Term Debt

Long-term debt consists of the following as of March 31, 1996 and December 31, 1995 (in thousands):

                                                        March 31,   December 31,
                                                          1996         1995
                                                       (Unaudited)

           Borrowings under the 1994 Credit Facility:
                  Term Loan                              $325,000    $325,000
                  Revolving Loan                          217,000     197,000
           Other Long-Term Debt                               142         143
                                                          --------    --------
                                                         $542,142    $522,143
                                                          =======    ========

On December 23, 1994, the Company completed the closing of a $675 million credit facility, pursuant to an Amended and Restated Loan Agreement (the "Credit Facility"), with various lenders led by The Toronto-Dominion Bank and The Bank of New York.

The Credit Facility consists of a "Term Loan" and a "Revolving Loan". The Term Loan, in the amount of $325 million, was used to repay the Company's borrowings under the Company's previously existing loan agreement. The Revolving Loan, in the amount of up to $350 million, is available for capital expenditures, to make acquisitions of and investments in cellular and other wireless communication interests, and for other general corporate purposes.

The Company maintains interest rate swap and interest rate cap agreements which provide protection against interest rate risk on the Credit Facility. At March 31, 1996, the Company had interest rate cap agreements in place covering a notional amount of $150 million. The interest rate cap agreements provide protection to the extent that LIBOR exceeds the strike level through the expiration date as follows:

              Strike Level         Notional Amount       Expiration Date

                  9.0%                $50 Million         December, 1996
                  9.0%                 50 Million         December, 1997
           9.63% - 9.75%               50 Million         December, 1997
                                    -------------
                                     $150 Million

The total cost of these interest rate cap agreements of $597,000 has been recorded in other assets in the consolidated balance sheet and is being amortized over the lives of the agreements as a component of interest expense.

Additionally, the Company maintains interest rate swap agreements that fix the LIBOR interest rate at 6.1% on a notional amount of $100 million through May, 1996 and 5.5% on a notional amount of $100 million through November, 1996. Under these swap agreements, the Company benefits if LIBOR interest rates increase above the fixed rates, and incurs additional interest expense if rates remain below the fixed rates. Any amounts received or paid under these agreements are reflected as interest expense over the period covered.

The effect of interest rate protection agreements on the operating results of the Company was to increase interest expense in the first quarter of 1996 by $134,000 and increase interest expense by $72,000 in the same period in 1995.

On April 10, 1996, subsequent to the end of the first quarter, the Company issued $200 million aggregate principal amount of 9 3/8% Senior Debentures due 2006 (the "Debentures") through an underwritten public offering. The Debentures were issued at a price to the public of 99.901 for a yield of 9.384%. The net proceeds from the sale of the Debentures of approximately $194.5 million were used to reduce borrowings under the Revolving Loan portion of the Credit Facility and pay approximately $844,000 of expenses in connection with an amendment to the Credit Facility necessary to allow the issuance of the Debentures. The Debentures mature in 2006 and are redeemable at the Company's option, in whole or in part, at any time on or after April 15, 2001. There are no mandatory sinking fund payments for the Debentures. Interest is payable semi-annually. Upon a Change of Control Triggering Event (as defined in the Indenture for the Debentures), the Company will be required to make an offer to purchase the Debentures at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a summary of the Company's ownership interests in cellular markets in which the Company's ownership interests exceeded 20% at March 31, 1996 and 1995. This table does not include any ownership interests that were contracted for at these dates.

                                                         March 31,
CELLULAR MARKETS                                 1996                   1995
- ----------------                                 ----                   ----

MID-ATLANTIC SUPERSYSTEM:
         Allentown, PA/NJ                        100.0%                100.0%
         Wilkes-Barre/Scranton, PA               100.0                 100.0
         Harrisburg, PA                          100.0                  86.8
         Lancaster, PA                           100.0                 100.0
         York, PA                                100.0                 100.0
         Reading, PA                             100.0                 100.0
         Altoona, PA                             100.0                 100.0
         State College, PA                        97.0                  97.0
         Williamsport, PA                         93.3                  91.6
         Union, PA (PA-8 RSA)                    100.0                 100.0
         Chambersburg, PA (PA-10 East RSA)        92.1                  91.3
         Lebanon, PA (PA-12 RSA)                 100.0                 100.0
         Mifflin, PA (PA-11 RSA)                 100.0                 100.0
         Wayne, PA (PA-5 RSA)                    100.0                 100.0
         Orange County, NY                       100.0                 100.0
         Binghamton, NY                          100.0                 100.0
         Elmira, NY                              100.0                 100.0

NEW ENGLAND METRO-CLUSTER:
         Portland, ME                            100.0                 100.0
         Portsmouth, NH/ME                       100.0                 100.0
         Bar Harbor, ME (ME-4 RSA)               100.0                 100.0

FLORIDA METRO-CLUSTER:
         Pensacola, FL                           100.0                 100.0
         Fort Walton Beach, FL                   100.0                 100.0

WEST VIRGINIA METRO-CLUSTER:
         Huntington, WV/KY/OH                    100.0                 100.0
         Charleston, WV                          100.0                 100.0
         Ripley, WV (WV-1 East RSA)              100.0                 100.0

CAROLINAS METRO-CLUSTER:
         Myrtle Beach, SC (SC-5 RSA)             100.0                 100.0
         Wilmington, NC                           48.0                  47.7
         Jacksonville, NC                         47.8                  47.3

RESULTS OF OPERATIONS

The following is a discussion and analysis of the historical financial condition and results of operations of the Company and factors affecting the Company's financial resources. This discussion should be read in conjunction with the Company's condensed consolidated financial statements, including the notes thereto.

Three Months Ended March 31, 1996 and 1995

Service revenue in the first quarter rose 42% to $62.2 million from $43.9 million in the same period in 1995. This increase was primarily as a result of a 45% increase in the number of subscribers in majority-owned markets to approximately 405,000 as of March 31, 1996, as compared to approximately 280,000 in the first quarter 1995. Penetration increased to 5.7% at March 31, 1996 from 3.9% at March 31, 1995. The increase in subscribers is the result of the growing acceptance of cellular communications and the Company's efforts to capitalize on this increasing acceptance through a more highly trained sales force and an expanded distribution network. This increase was offset slightly by an increase in "churn" in the first quarter of 1996 to 2.2% from 1.9% in the same period in 1995 due to cyclical economic concerns felt by certain segments of the Company's subscriber base. Churn is the monthly rate of customer deactivations expressed as a percentage of the subscriber base.

Service revenue attributable to the Company's own subscribers (local revenue) increased 46% during the first three months of 1996 to $52.8 million as compared to $36.2 million in the same period in 1995. Average monthly local revenue per subscriber declined 2% to $45 in 1996 compared to $46 in the same period in the prior year. This decline was primarily due to increased incremental penetration into the segment of consumers who generally use their cellular phones less frequently. Service revenue generated by nonsubscribers roaming into the Company's markets increased 21% to $9.3 million in the 1996 period as compared to $7.7 million in the prior year period. This increase was the result of increased usage and was partially offset by continued reductions in daily access and usage rates of approximately 30% initiated by the Company and agreed to by certain other cellular providers in its Mid-Atlantic SuperSystem beginning early in 1995. The reduced rates affect the Company both as a provider and purchaser of roaming services. The revenue from the Company's customers combined with roaming revenue resulted in overall average monthly revenue per subscriber for the quarter of $53, a decline of 5% from $56 in the prior year period.

Cellular telephone equipment revenue decreased $1.9 million or 37% to $3.2 million for the first quarter of 1996 as compared to the same period in 1995. This decrease was primarily due to the continuing decline in the retail price of cellular telephone equipment charged to the Company's subscribers. Cost of cellular telephone equipment decreased

49% to $4.6 million during the same period due to increased activity in the Company's rental phone program and a corresponding reduction in sales. Net loss on cellular equipment was $1.5 million, a decrease of 62% from $4.0 million net loss on cellular equipment experienced in the first quarter of 1995. The Company continues to sell telephones at or below cost for marketing purposes in response to competitive pressures and also continues the availability of its rental program.

Cost of service as a percentage of service revenue increased to 15% during the first three months of 1996 from 14% during the same period in 1995 primarily as a result of the effects of roaming fraud experienced by the Company in the first three months of 1996. The Company estimated that charges associated with roamer fraud included in cost of service increased from less than 1% of service revenue in the first quarter of 1995 to approximately 3% during the first quarter of 1996, but declined from approximately 4% of service revenue in the fourth quarter of 1995. The Company continues its implementation of additional technology and procedures to address the industry wide increase in fraud through the use of computerized systems which trigger alarms when cellular usage conflicts with subscriber profiles, and by dedicating additional resources to the effort. The costs of these efforts are expected to be approximately $1.0 million in 1996. Cellular fraud is expected to be a significant industry issue for the foreseeable future.

General and administrative expenses increased 36% or $4.6 million during the first quarter of 1996 as compared to the same period in 1995, but decreased as a percentage of service revenue to 28% from 29% respectively. General and administrative expenses are expected to continue to decline as a percentage of service revenue as the Company adds more subscribers without commensurate increases in general and administrative overhead and experiences higher utilization of the Company's existing personnel and systems.

Marketing and selling expenses increased 4% to $12.5 million during the first quarter of 1996, compared to $12.0 million in 1995. As a percentage of service revenue, these expenses decreased to 20% in 1996 from 27% in the 1995 period. During 1996, marketing and selling expenses, including the net loss on subscriber equipment, decreased to $13.9 million from $16.0 million in 1995. Marketing and selling expenses, including the loss on cellular equipment per net subscriber addition, but excluding the number of subscribers in acquired markets in 1995 at the time of acquisition, decreased 5.8% to $581 in the first quarter of 1996 from $617 during the same period in 1995. This decrease was primarily due to increases in the proportion of total subscriber activations effected through internal distribution channels and was offset somewhat by a 0.3% increase in churn in the first quarter of 1996 as compared to the same period last year.

Depreciation and amortization expenses increased $2.3 million or 28.1% during the first quarter of 1996 as compared to 1995. Property and equipment placed in service since April

1, 1995 of approximately $70 million accounted for substantially all of the increase in depreciation expense.

Interest expense increased $1.5 million or 18% during the first quarter of 1996. This increase primarily resulted from an increase in average borrowings of approximately $122.2 million.

The Company reported net income of $2.6 million or $0.06 per share as compared to a net loss of $(7.2) million or $(0.18) per share for 1995. This $9.8 million positive change in net income is due to the rate of revenue growth exceeding the rate of growth in related operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to acquire, construct, operate and expand its cellular systems. The Company also explores, on an ongoing basis, possible acquisitions of cellular systems and properties as well as other investment opportunities, some of which may involve significant expenditures or commitments. In addition, although the initial buildout of its cellular system is complete, the Company will continue to construct additional cell sites and purchase cellular equipment to increase capacity as subscribers are added and usage increases, to expand geographic coverage and to provide for increased portable usage. The Company spent approximately $69.9 million and exchanged certain cellular assets in connection with acquisitions in 1995 and spent $129.9 million on total capital expenditures in 1995 and $28.8 million during the first quarter of 1996.

The specific capital requirements of the Company will depend primarily on the timing and size of any additional acquisitions and other investments as well as property and equipment needs. EBITDA has been a growing source of internal funding in recent years, but the Company does not expect EBITDA to grow sufficiently to meet both its property and equipment and debt service requirements for at least the next two years. The Company has met its capital requirements primarily through bank financing, issuance of public debentures, private issuances of its Class A Common Stock and internally generated funds, and the Company intends to continue to use external financing sources in the future.

EBITDA does not represent and should not be considered as an alternative to net income or operating income as determined by generally accepted accounting principles. It should not be considered in isolation from other measures of performance according to such principles, including operating results and cash flows. EBITDA increased to $22.2 million in the first quarter of 1996 from $10.0 million in the same period in 1995, and net cash provided by operating activities as shown on the Statement of Cash Flows increased to $9.1 million in the first quarter of 1996 as compared to net cash used of $5.0 million in the same period in 1995. Net cash provided by operating activities in the first quarter of 1996 reflects a $1.2 million increase in interest expense and a smaller decrease in the change in working capital items of $2.9 million. Investing activities, primarily purchases of property and equipment and acquisitions, used net cash of $31.3 million and $76.0 million in the first three months of 1996 and 1995, respectively. Financing activities provided net cash of $19.9 million and $85.1 million in 1996 and 1995, respectively.

Long-Term Debt. On December 23, 1994, the Company completed the closing of its $675 million credit facility (the "Credit Facility"), pursuant to an Amended and Restated Loan Agreement, with various lenders led by The Toronto-Dominion Bank and The Bank of New York. The Credit Facility, which refinanced the Company's $390 million 1993 Loan Agreement, consists of a $325 million term loan ("Term Loan") and a $350 million revolving loan ("Revolving Loan"). The Revolving Loan is available for capital expenditures, acquisitions of and investments in cellular and other wireless communication interests, and for other general corporate purposes.

On April 10, 1996, subsequent to the end of the first quarter, the Company issued $200 million aggregate principal amount of 93/8% Senior Debentures due 2006 (the "Debentures") through an underwritten public offering and entered into a related amendment to the Credit Facility. The Credit Facility was amended to permit the issuance of the Debentures and require the structural subordination of the Debentures by making a subsidiary the primary obligor of the Credit Facility and all liabilities of the Company other than the Debentures and the owner of all stock and partnership interests of the Company's operating subsidiaries.

As of March 31, 1996, $542 million had been borrowed under the Credit Facility. The net proceeds of the sale of the Debentures on April 10, 1996 were approximately $194.5 million. After adjustment for the payment of approximately $884,000 of expenses in connection with the amendment to the Credit Facility and the reduction of borrowings under the revolving loan portion of the Credit
Facility with the remaining $193.7 million of the net proceeds from the Debentures, the Company had available borrowings under the Revolving Loan portion of the Credit Facility of approximately $145.8 million as of March 31, 1996.

According to the terms of the Credit Facility, the outstanding amount of the Term Loan as of March 30, 1998 is to be repaid in increasing quarterly installments commencing on March 31, 1998 and terminating at maturity on December 23, 2003. The quarterly installment payments begin at 1.875% of the outstanding principal amount at March 30, 1998 and gradually increase to 5.625% of the principal amount at March 31, 2003, at which time the Term Loan will be repaid. The available borrowings under the Revolving Loan will also be reduced on a quarterly basis commencing on March 31, 1998 and terminating on December 31, 2003. The quarterly reduction begins at 1.875% of the Revolving Loan commitment at March 30, 1998 and gradually increases to 5.625% of the commitment on March 31, 2003 at which time the Revolving Loan will be repaid.

The Term Loan and the Revolving Loan bear interest at a rate equal to the Company's choice of the Prime Rate (as defined) or Eurodollar Rate (as defined) plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. As of March 31, 1996, the applicable margins on the borrowings were
 .375% and 1.625% per annum for the Prime Rate and Eurodollar Rate, respectively.

The Debentures mature in 2006 and are redeemable at the Company's option, in whole or in part, at any time on or after April 15, 2001. There are no mandatory sinking fund payments for the Debentures. Interest is payable semi-annually. Upon a Change of Control Triggering Event (as defined in the Indenture for the Debentures), the Company will be required to make an offer to purchase the Debentures at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

Borrowings under the Credit Facility are secured by substantially all of the tangible and intangible assets and future cash flows of the Company. The Debentures are senior unsecured obligations of the Company.

Among other restrictions, the Credit Facility restricts the payment of cash dividends, limits the use of borrowings, limits the creation of additional long-term indebtedness and requires the maintenance of certain financial ratios. The requirements of the Credit Facility have been established in relation to the Company's projected capital needs, projected results of operations and cash flow. These requirements were generally designed to require continued improvement in the Company's operating performance such that EBITDA would be sufficient to continue servicing the debt as repayments are required. The Indenture for the Debentures contains limitations on, among other things, (i) the incurrence of additional indebtedness, (ii) the payment of dividends and other distributions with respect to the capital stock of the Company, (iii) the incurrence of certain liens, (iv) the ability of the Company to allow restrictions on distributions by subsidiaries, (v) asset sales, (vi) transactions with affiliates and (vii) certain consolidations, mergers and transfers of assets. The Company is in compliance with all requirements of the Credit Facility and the Indenture.

Acquisitions. The Company continues to expand its ownership of cellular markets through strategic acquisitions.

In January 1995, the Company purchased the Union, Pennsylvania (PA-8) RSA for a cash price of $51.3 million. The PA-8 RSA lies in the center of the Company's Mid-Atlantic SuperSystem.

On December 1, 1995, the Company completed the acquisition of an its additional ownership interest in the Harrisburg, PA MSA. In exchange for ownership interests in certain minority owned cellular markets outside its regional metro-clusters and $2.9 million in cash, the Company received the final 13.24% ownership interest in the Harrisburg, PA MSA, and now is the sole owner of such market, which is in the Mid-Atlantic SuperSystem.

All markets that were acquired during 1995 were operational cellular systems.

The Company has entered into an agreement to acquire the Logan, WV ("WV-6 RSA") for a cash purchase price of $16.7 million. The WV-6 RSA is contiguous to the Company's Charleston and Huntington, West Virginia markets and will be operated as part of the West Virginia metro-cluster. The transaction is expected to be consummated in the third quarter of 1996 and is subject to customary conditions, including negotiation of a definitive agreement and receipt of regulatory approvals.

Geotek Communications. In February 1994, the Company purchased from Geotek Communications, Inc. ("Geotek") 2.5 million shares of Geotek common stock for $30.0 million and received a series of options to purchase additional shares in Geotek in three linked transactions. In addition, the Company entered into a five-year management consulting agreement to provide operational and marketing support in exchange for 300,000 shares of Geotek common stock per year. On September 1, 1995 the Company purchased for $5.0 million in cash 531,463 shares of convertible preferred stock of Geotek with a stated value of $9.408 per share (the "Geotek Preferred Stock"). In connection with the purchase of Geotek Preferred Stock, the stock options previously granted to the Company by Geotek in 1994 were amended to extend their expiration dates and reduce the number of shares subject to the options such that the Company will have the right to 1,000,000 shares of Geotek Common Stock at $15 per share ("Series A Option") and 1,714,200 additional shares at $16 per share ("Series B Option") until September 1, 1996 and 2,571,400 additional shares at $17 per share until 12 months from the expiration date of the Series B Option ("Series C Option"). The Company may extend the Series B and Series C Options by six months, and the Series C Option by an additional six months. If any portion of any series of options expires, all unexercised options will expire immediately.


International Wireless Communications, Inc. As of March 31, 1996, the Company had invested $13.5 million in International Wireless Communications, Inc. ("IWC") and owns approximately 35% of the outstanding common preferred stock of IWC. IWC is a development stage company specializing in securing, building and operating wireless businesses generally other than cellular telephone systems primarily in Latin America and Asia.

Inter(Bullet) Act Systems, Incorporated. As of March 31, 1996, the Company had invested $10.0 million in Inter(Bullet) Act Systems, Incorporated ("Inter(Bullet) Act") for an ownership interest of approximately 26%. Inter(Bullet) Act is a development stage company that provides targeted promotions to retail customers at the point of entry at a retail outlet, primarily supermarkets, through a computer-equipped kiosk.

Capital Expenditures. As of March 31, 1996, the Company had $303.2 million of property and equipment in service. The Company historically has incurred capital expenditures primarily based upon capacity needs in its existing markets resulting from continued subscriber growth. During 1994, the Company initiated a plan to double the number of cell sites in order to increase geographic coverage and provide for additional portable usage in the Company's cellular markets. As a result of this accelerated network buildout and the continued growth of the Company's subscriber base, capital expenditures were approximately $28.8 million and $24.6 million during the first quarter of 1996 and 1995, respectively. Capital expenditures for 1996 are estimated to be approximately $127 million and are expected to be funded primarily through internally generated funds. Approximately $100 million of those capital expenditures will be for cellular network equipment, and the remainder will be primarily for rental telephones and computer equipment.

Although no assurance can be given that such will be the case, the Company believes that its internally generated funds and available borrowing capacity under the amended Credit Facility will be sufficient during the next several years to complete its planned network expansion, to fund debt service, to provide flexibility to pursue acquisitions and other business opportunities that might arise in the future, and to meet working capital and general corporate needs. The Company also may issue additional shares of Class A Common Stock.

INFLATION

The Company believes that inflation affects its business no more than it generally affects other similar business.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits to this Form 10-Q are listed in the accompanying Index to Exhibits.

(b) On April 4, 1996, the Registrant filed a Current Report on Form 8-K to provide certain exhibits related to the underwritten public offering of its 9 3/8% Senior Debentures due 2006.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                            VANGUARD CELLULAR SYSTEMS, INC.


Date:      May 15, 1996      By:  /s/         Haynes G. Griffin
                                  -----------------------------
                                                Haynes G. Griffin
                                                    President
                                                       and
                                             Chief Executive Officer


Date:      May 15, 1996      By:  /s/      Stephen L. Holcombe
                                  ----------------------------
                                             Stephen L. Holcombe
                                            Senior Vice President
                                                       and
                                           Chief Financial Officer
                                             (principal accounting and
                                              principal financial officer)

                                INDEX TO EXHIBITS



EXHIBIT NO.                                         DESCRIPTION


* 4 (a)      Articles of  Incorporation  of Registrant as amended  through
             July 25,1995, filed as Exhibit 1 to the Registrant's Form 8-A/A dated July 25, 1995.

* 4 (b)      Bylaws of Registrant (compilation of July 25, 1995), filed as
             Exhibit 2 to the Registrant's Form 8-A/A dated July 25, 1995.

* 4(c) Specimen Common Stock Certificate, filed as Exhibit 2 to the Registrant's Form 8-A/A dated July 25, 1995.

**4(d)(1)    Second Amended and Restated Loan Agreement between Vanguard
             Cellular Operating Corp. and various lenders led by The Bank of New York and The Toronto-Dominion Bank as agents, dated as of April 10, 1996.

**4(d)(2)    VCOC Security Agreement between Vanguard Cellular Operating Corp.
             and various lenders led by The Bank of New York and The
             Toronto-Dominion Bank as Secured Party, dated as of April 10,
             1996.

**4(d)(3)    Second Amended and Restated Master Subsidiary Security Agreement
             between certain subsidiaries of the Registrant and various lenders led by The Bank of New York and The Toronto-Dominion Bank, as
             Secured Party, dated as of April 10, 1996.

**4(d)(4)    Assignment, Bill of Sale and Assumption Agreement by and between
             Registrant and Vanguard Cellular Financial Corp., dated as of
             April 10, 1996.

**4(e)(1)    Indenture dated as of April 1, 1996 between Registrant and The Bank of New York as Trustee.

**4(e)(2)    First Supplemental Indenture, dated as of April 1, 1996 between
             Registrant and The Bank of New York as Trustee.

  11 Calculation of fully diluted earnings per share for the three months ended March 31, 1996 and 1995.

  27         Financial Data Schedule.


* Incorporated by reference to the statement or report indicated.

** To be filed under cover of Form SE pursuant to a temporary hardship exemption in accordance with Rule 201 of Regulation S-T.

The following schedules to the Second Amended and Restated Loan Agreement, filed as Exhibit 4(d)(1) hereto, have been omitted. The Registrant hereby undertakes to furnish supplementally a copy of any such omitted schedule to the Commission upon request.

Exhibit A         Form of Assignment of Rights by Partner
Exhibit B         Form of Borrower Pledge Agreement
Exhibit C         Form of Certificate of Financial Condition
Exhibit D         Form of Note Pledge Agreement
Exhibit E         Form of Request for Advance
Exhibit F         Form of Revolving Loan Note
Exhibit G         Form of Security Agreement
Exhibit H         Form of Subsidiary Guaranty
Exhibit I         Form of Subsidiary Pledge Agreement
Exhibit J         Form of Subsidiary Security Agreement
Exhibit K         Form of Term Loan Note
Exhibit L         Form of VCFC Assumption Agreement
Exhibit M         Form of Borrower's Loan Certificate
Exhibit N         Form of Subsidiary Loan Certificate
Exhibit O         Form of Performance Certificate
Exhibit P         Form of Assignment and Assumption Agreement
Schedule 1        Licenses
Schedule 2        Liens of Record as of the Agreement Date
Schedule 3        Subsidiaries
Schedule 4        Litigation
Schedule 5        Agreements with Affiliates
Schedule 6        Investments

The following schedules to the VCOC Security Agreement, filed as Exhibit 4(d)(2) hereto, have been omitted. The Registrant hereby undertakes to furnish supplementally a copy of such omitted Schedule to the Commission upon request.

               Exhibit A          Licenses
               Exhibit B          Contracts
               Exhibit C          Leases

The following schedules to the Second Amended and Restated Master Subsidiary Security Agreement, filed as Exhibit 4(d)(3) hereto, have been omitted. The Registrant hereby undertakes to furnish supplementally a copy of any such omitted Schedule to the Commission upon request.

               Exhibit A          Licenses
               Exhibit B          Contracts
               Exhibit C          Leases

The following schedules to the Assignment, Bill of Sale and Assumption Agreement filed as Exhibit 4(d)(4) hereto, have been omitted. The Registrant hereby undertakes to furnish supplementally a copy of any such omitted Schedule to the Commission upon request.

               Schedule A         List of Personal Property Assigned
               Schedule B         List of Agreements Assigned