Form 10-Q/A
period 1996-03-31
VANGUARD CELLULAR SYSTEMS INC
filed 1996-05-22
CIK 771178

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED
           ON MAY 15, 1996, WITH COPIES OF EXHIBITS FILED IN PAPER FORMAT PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q/A
      Amendment No. 1 to Quarterly Report on Form 10-Q dated May 15, 1996.


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

                                      INDEX





PART II.  OTHER INFORMATION


  Item 6.         Exhibits                                                      II-1


SIGNATURES                                                                      II-2


Item 6.           EXHIBITS

(a) The exhibits to this Form 10-Q/A are listed in the accompanying Index to Exhibits.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                            VANGUARD CELLULAR SYSTEMS, INC.


Date:      May 22, 1996      By:  /s/         Haynes G. Griffin
                                  -----------------------------
                                                Haynes G. Griffin
                                                    President
                                                       and
                                             Chief Executive Officer


Date:      May 22, 1996      By:  /s/      Stephen L. Holcombe
                                  ----------------------------
                                             Stephen L. Holcombe
                                            Senior Vice President
                                                       and
                                           Chief Financial Officer
                                             (principal accounting and
                                              principal financial officer)

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

**4(e)(1)    Indenture dated as of April 1, 1996 between Registrant and The Bank of New York as Trustee.

**4(e)(2)    First Supplemental Indenture, dated as of April 1, 1996 between
             Registrant and The Bank of New York as Trustee.


***11 Calculation of fully diluted earnings per share for the three months ended March 31, 1996 and 1995.

***27        Financial Data Schedule.


*  Incorporated by reference to the statement or report indicated.


** Previously filed on May 15, 1996 under cover of Form SE pursuant to a temporary hardship exemption in accordance with Rule 201 of Regulation S-T.

*** Previously filed on May 15, 1996 as Exhibits to Form 10-Q.


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