Form 10-Q
period 1996-06-30
VANGUARD CELLULAR SYSTEMS INC
filed 1996-08-14
CIK 771178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                                                 ------------------
                                       or

[     ]  TRANSITION REPORT PURSUANT TO SECTION A3 OR 15(d) OF THE
                           SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number  0-16560

                         Vanguard Cellular Systems, Inc.
             (Exact name of registrant as specified in its charter)

     North Carolina                                      56-1549590
(State or other jurisdiction                (I.R.S.Employer Identification No.)
 of incorporation or organization)



  2002 Pisgah Church Road, Suite 300
      Greensboro, North Carolina                          27455-3314
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

                                  Yes X No ___.

The number of shares outstanding of the issuer's common stock as of August 1, 1996 was 41,339,243.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                                      INDEX



PART I. FINANCIAL INFORMATION


  Item 1.         Financial Statements (Unaudited)

                  Condensed  Consolidated Balance Sheets -                                                I-1
                  June 30, 1996 and
                  December 31, 1995.

                  Condensed Consolidated Statements of Operations -                                       I-2
                  Three and six months ended June 30, 1996 and 1995

                  Condensed Consolidated Statements of Cash Flows -                                       I-3
                  Six months ended June 30, 1996 and 1995

                  Notes to Condensed Consolidated Financial                                               I-4
                  Statements

  Item 2.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                               I-9


PART II.  OTHER INFORMATION

  Item 4.         Submission of Matters to a Vote of Security Holders                                     II-1

  Item 6.         Exhibits and Reports on Form 8-K                                                        II-2


SIGNATURES                                                                                                II-3

Item 1. Financial Statements

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


(Amounts in thousands, except per share data)

                                                                        June 30,       December 31,
ASSETS                                                                    1996            1995
(Substantially all pledged on long-term debt)                         (Unaudited)       (See note)
Current Assets:
  Cash                                                                  $ 4,375          $  8,085
  Accounts receivable, net of allowances for doubtful accounts
    of $5,852 and $5,823                                                 30,875            31,270
  Cellular telephone inventories                                          9,125             8,957
  Prepaid expenses                                                        1,778             1,498
     Total current assets                                                46,153            49,810

Investments                                                             335,494           306,760

Property and Equipment, net of accumulated depreciation of
  $108,205 and $94,057                                                  265,743           225,206

Other Assets, net of accumulated amortization of $5,146 and $3,390       19,775            14,801

     Total assets                                                      $667,165          $596,577

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                $ 39,643           $43,147
  Customer deposits                                                       1,172             1,666
    Total current liabilities                                            40,815            44,813

Long-Term Debt                                                          565,947           522,143

Minority Interests                                                          525               573

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock - $.01 par value, 1,000 shares authorized, no
    shares issued                                                            --                --

  Common stock, Class A - $.01 par value, 250,000 shares authorized,
    41,339 and 41,312 shares issued and outstanding                         413                413

  Common stock, Class B - $.01 par value, 30,000 shares authorized,
    no shares issued                                                         --                 --

  Additional capital in excess of par value                             239,110            238,662

  Net unrealized holding gains (losses)                                   6,594            (16,395)

  Accumulated deficit                                                  (186,239)          (193,632)

     Total shareholders' equity                                          59,878             29,048

     Total liabilities and shareholders' equity                        $667,165           $596,577


The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

Note: The balance sheet at December 31, 1995 has been derived from the financial statements at that date.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)


                                                 THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                   1996            1995               1996           1995
                                                (Unaudited)      (Unaudited)       (Unaudited)     (Unaudited)
Revenues:
    Service revenue                              $70,595            $53,980           $132,763        $97,847
    Cellular telephone equipment revenue           3,398              4,059              6,580          9,101
    Other                                          1,628                715              2,295          1,623
                                                  75,621             58,754            141,638        108,571

Costs and Expenses:
    Cost of service                                8,021              5,528             17,412         11,502
    Cost of cellular telephone equipment           5,457              7,208             10,106         16,255
    General and administrative                    19,232             14,738             36,544         27,485
    Marketing and selling                         14,831             14,577             27,300         26,603
    Depreciation and amortization                 11,219              8,775             21,543         16,835
                                                  58,760             50,826            112,905         98,680
Income From Operations                            16,861              7,928             28,733          9,891

Net Loss on Dispositions                            (265)               (18)              (630)           (11)

Interest Expense                                 (11,622)            (9,408)           (21,721)       (17,982)

Other, net                                          (225)               323                975           (207)
Income (Loss) Before Minority Interests            4,749             (1,175)             7,357         (8,309)

Minority Interests                                    23               (152)                36           (175)
Net Income (Loss)                                 $4,772           $ (1,327)           $ 7,393        $(8,484)
Net Income (Loss) Per Share                       $ 0.12           $  (0.03)           $  0.18        $ (0.21)

Weighted Average Number of Common
   Shares Outstanding                             41,322             41,189             41,317         40,939



The accompanying notes to condensed financial statements are an integral part of these statements.

                 VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


(Dollar amounts in thousands)

                                                        1996         1995
                                                      (Unaudited)  (Unaudited)
Cash flows from operating activities:
   Net income (loss)                                    $7,393       $(8,498)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation and amortization                     21,544        16,835
      Amortization of deferred debt issuance costs         803           687
      Equity method (income) loss of unconsolidated
       entities                                           (393)           53
      Minority interests                                   (37)          175
      Net loss on dispositions                             630            11
      Noncash compensation for management consulting
        services                                        (1,557)       (1,229)
      Changes in current items:
        Accounts receivable, net                           395        (2,585)
        Cellular telephone inventories                    (168)        2,681
        Account payable and accrued expenses            (4,614)       (6,050)
        Other, net                                        (772)         (973)
      Net cash provided by operating activities         23,224         1,121

Cash flows from investing activities:
      Purchases of property and equipment              (57,477)       (57,979)
      Proceeds from dispositions of property and
         equipment                                          78             71
      Payments for acquisition of investments           (6,852)       (54,938)
      Capital contributions of unconsolidated cellular
         entities                                         (203)          (110)
         Net cash used in investing activities         (64,454)      (112,956)

Cash flows from financing activities:
     Principal payments of long-term debt             (186,003)            (3)
     Net proceeds from issuance of common stock            448           1,709
     Proceeds of long-term debt                        229,802         110,500
     Debt issuance costs                                (6,755)            (88)
     Decrease (Increase) in other assets                    28            (283)
        Net cash provided by financing activities       37,520         111,835

Net increase (decrease) in cash                         (3,710)              0
Cash, beginning of period                                8,085           5,745
Cash, end of  period                                   $ 4,375         $ 5,745

SUPPLEMENTAL DISCLOSURE OF INTEREST PAID               $20,066         $15,821


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                               1-3

VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
(Unaudited)
Note 1:           Basis of Presentation

The accompanying condensed consolidated financial statements of Vanguard Cellular Systems, Inc. and Subsidiaries (the Company) have been prepared without audit pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1995 annual report on Form 10-K.

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


Note 2:           Investments

Cellular Entities

The Company continues to expand its ownership of cellular markets through strategic acquisitions. On August 12, 1996, the Company acquired the Logan, WV RSA ("WV-6 RSA") for a cash purchase price of $16.7 million. The WV-6 RSA is contiguous to the Company's West Virginia markets and its operations will be managed as part of its West Virginia metro-cluster.

In June of 1996, the Company entered into an agreement to acquire four cellular markets contiguous to its West Virginia Metro-Cluster. The acquisition of these four markets, OH-9 RSA, OH-10 RSA (excluding Perry and Hocking counties), Parkersburg-Marietta, WV-OH MSA, and the remaining county in the WV-1 RSA, is in exchange for the Company's Orange County, NY cellular market and ownership interests in several minority owned cellular markets. The disposition represents 324,000 of Pops in Orange County and 71,000 of Pops in minority owned markets, and the acquisition adds 542,000 Pops to the West Virginia Metro-Cluster. This exchange is expected to be consummated in the fourth quarter of 1996 and is subject to receipt of regulatory approvals.

The markets discussed above are all operational cellular systems.

Noncellular Investments

Geotek Communications, Inc.

In February 1994, the Company purchased from Geotek Communications, Inc. ("Geotek") 2.5 million shares of Geotek common stock for $30 million and received a series of options to purchase additional shares in Geotek. Geotek is a telecommunications company that is developing an Enhanced Specialized Mobile Radio wireless communications network in the United States based on its Frequency Hopping Multiple Access digital technology. Geotek's common stock is traded on the NASDAQ National Market System. In addition, the Company entered into a five year management consulting agreement to provide operational and marketing support in exchange for 300,000 shares of Geotek common stock per year. In the first six months of 1996, the Company earned and recorded as revenue approximately 150,000 shares under the management agreement with an aggregate value of approximately $1.6 million based upon the average closing price of Geotek common shares during the periods held. During the same period in 1995, the Company earned and recorded as revenue Geotek common shares with an aggregate value of $1.2 million. This investment in Geotek common shares is accounted for as available for sale.

The Company purchased in September 1995 for $5 million in cash 531,463 shares of convertible preferred shares of Geotek. These shares have a quarterly dividend of 7 1/2% per annum payable in quarterly installments, at Geotek's option, in cash or additional preferred shares and all are convertible at the Company's option into common shares of Geotek at a conversion price of $9.408 per share, subject to certain adjustments. The Company received $219,000 in cash dividends in the first six months of 1996. The investment in Geotek preferred shares is accounted for on the cost method. The options to purchase common shares previously granted to the Company by Geotek in 1994 have been amended to extend their expiration dates and reduce the number of shares subject to the options such that the Company will have the right to invest up to an aggregate of $86.1 million for 5,285,500 shares at specified prices as follows:

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

Subsequent to June 30, 1996 IWC completed a private offering primarily to institutional investors of 14% Senior Secured Discount Notes Due 2001 and warrants to purchase shares of IWC common stock. As a result of its new financing, IWC will fund existing projects and will continue to explore other opportunities. As existing and new projects are in the network buildout phase the losses of IWC are expected to grow significantly. The Company will record its proportionate share of these losses under the equity method of accounting.

Inter(bullet)Act Systems, Incorporated

As of June 30, 1996, the Company had invested $10.0 million in Inter(bullet)Act Systems, Incorporated ("Inter(bullet)Act") for an ownership interest of approximately 26%. Inter(bullet)Act is a development stage company that provides consumer product manufacturers and retailers (currently supermarkets) the ability to offer targeted promotions to retail customers at the point of entry at a retail outlet through an interactive multi-media system utilizing ATM-like terminals. The Company's investment in Inter(bullet)Act is recorded using the equity method of accounting.

Subsequent to June 30, Inter(bullet)Act completed a private offering primarily to institutional investors in which the Company purchased for $12.0 million a total of 18,000 Units consisting of $18.0 million principal amount at maturity of 14% Senior Discount Notes Due 2003 and Warrants to purchase 132,012 shares of common stock at $.01 per share, subject to certain adjustments. These shares presently represent approximately 2% of Inter(bullet)Act's outstanding common stock. In addition, an existing warrant held by the Company was restructured whereby the Company has the right to acquire at any time prior to May 5, 2005 an aggregate of 900,113 shares of common stock for $23.50 per share, which shares presently represent approximately 10% of the outstanding stock of Inter(bullet)Act.

Inter(bullet)Act has incurred net losses since its inception and during its current fiscal year. As a result of its new financing, Inter(bullet)Act will accelerate the roll-out of its systems in retail supermarkets and the net losses incurred by Inter(bullet)Act are expected to grow significantly. The Company will record its proportionate share of these losses under under the equity method of accounting.

Note 3:    Long-Term Debt

Long-term debt consists of the following as of June 30, 1996 and December 31, 1995 (in thousands):

                                                  June 30,          December 31,
                                                    1996                1995
                                                (Unaudited)
Borrowings under the 1994 Credit Facility:
   Term Loan                                    $   325,000            $325,000
   Revolving Loan                                    41,000             197,000
Senior Debentures,
   net of unamortized discount of $192              199,808                   0
Other Long-Term Debt                                    139                 143
                                                 ----------         -----------
                                                   $565,947            $522,143
                                                 ==========         ===========

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

Senior Debentures. On April 10, 1996, the Company issued $200 million aggregate principal amount of 93/8% Senior Debentures due 2006 (the "Debentures") through an underwritten public offering. The Debentures were issued at a price to the public of 99.901 for a yield of 9.384%. The net proceeds from the sale of the Debentures of approximately $194.8 million were used to reduce borrowings under the Revolving Loan portion of the Credit Facility and pay approximately $844,000 of expenses in connection with an amendment to the Credit Facility. The Credit Facility was amended to permit issuance of the Debentures and require the structural subordination of the Debentures by making a subsidiary the primary obligor of the Credit Facility and all liabilities of the Company (other than the Debentures) and the owner of all stock and partnership interests of the Company's operating subsidiaries. The Debentures mature in 2006 and are redeemable at the Company's option, in whole or in part, at any time on or after April 15, 2001. There are no mandatory sinking fund payments for the Debentures. Interest is payable semi-annually. Upon a Change of Control Triggering Event (as defined in the Indenture for the Debentures), the Company will be required to make an offer to purchase the Debentures at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

Interest Rate Protection. The Company maintains interest rate swap and interest rate cap agreements which provide protection against interest rate risk on the Credit Facility. At June 30, 1996, the Company had interest rate cap agreements in place covering a notional amount of $150 million. The interest rate cap agreements provide protection to the extent that LIBOR exceeds the strike level through the expiration date as follows:

               Strike Level      Notional Amount       Expiration Date

                   9.0%            $50 Million         December, 1996
                   9.0%             50 Million         December, 1997
                  9.75%             50 Million         December, 1997
                                   -----------
                                  $150 Million

The total cost of these interest rate cap agreements of $597,000 has been recorded in other assets in the consolidated balance sheet and is being amortized over the lives of the agreements as a component of interest expense.

Additionally, the Company maintains interest rate swap agreements that fix the LIBOR interest rate at 5.5% on a notional amount of $100 million through November, 1996. Under these swap agreements, the Company benefits if LIBOR interest rates increase above the fixed rates, and incurs additional interest expense if rates remain below the fixed rates. Any amounts received or paid under these agreements are reflected as interest expense over the period covered.

The effect of interest rate protection agreements on the operating results of the Company was to increase interest expense in the second quarter of 1996 by $241,000 and increase interest expense by $53,000 in the same period in 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a summary of the Company's ownership interests in cellular markets in which the Company's ownership interests exceeded 20% at June 30, 1996 and 1995. This table does not include any ownership interests that were contracted for at these dates.

                                                             June  30,
CELLULAR MARKETS                                    1996                   1995
- ----------------                                    ----                   ----

MID-ATLANTIC SUPERSYSTEM:
         Allentown, PA/NJ                           100.0%                100.0%
         Wilkes-Barre/Scranton, PA                  100.0                 100.0
         Harrisburg, PA                             100.0                  86.8
         Lancaster, PA                              100.0                 100.0
         York, PA                                   100.0                 100.0
         Reading, PA                                100.0                 100.0
         Altoona, PA                                100.0                 100.0
         State College, PA                           97.0                  97.0
         Williamsport, PA                            93.6                  91.8
         Union, PA (PA-8 RSA)                       100.0                 100.0
         Chambersburg, PA (PA-10 East RSA)           92.3                  91.3
         Lebanon, PA (PA-12 RSA)                    100.0                 100.0
         Mifflin, PA (PA-11 RSA)                    100.0                 100.0
         Wayne, PA (PA-5 RSA)                       100.0                 100.0
         Orange County, NY                          100.0                 100.0
         Binghamton, NY                             100.0                 100.0
         Elmira, NY                                 100.0                 100.0

NEW ENGLAND METRO-CLUSTER:
         Portland, ME                               100.0                 100.0
         Portsmouth, NH/ME                          100.0                 100.0
         Bar Harbor, ME (ME-4 RSA)                  100.0                 100.0

FLORIDA METRO-CLUSTER:
         Pensacola, FL                              100.0                 100.0
         Fort Walton Beach, FL                      100.0                 100.0

WEST VIRGINIA METRO-CLUSTER:
         Huntington, WV/KY/OH                       100.0                 100.0
         Charleston, WV                             100.0                 100.0
         Ripley, WV (WV-1 East RSA)                 100.0                 100.0

CAROLINAS METRO-CLUSTER:
         Myrtle Beach, SC (SC-5 RSA)                100.0                 100.0
         Wilmington, NC                              48.0                  47.7
         Jacksonville, NC                            47.8                  47.3

RESULTS OF OPERATIONS

The following is a discussion and analysis of the historical financial condition and results of operations of the Company and factors affecting the Company's financial resources. This discussion should be read in conjunction with the Company's condensed consolidated financial statements, including the notes thereto.

Three Months Ended June 30, 1996 and 1995

Service revenue in the second quarter rose 31% to $70.6 million from $54.0 million in the same period in 1995. This increase was primarily as a result of a 37% increase in the number of subscribers in majority-owned markets to approximately 430,000 as of June 30, 1996, as compared to approximately 314,000 in the second quarter of 1995. Penetration increased to 6.0% at June 30, 1996 from 4.4% at June 30, 1995. The increase in subscribers is the result of the growing acceptance of cellular communications and the Company's efforts to capitalize on this increasing acceptance through a highly trained sales force and an expanded sales and distribution network. This increase was offset slightly by an increase in "churn" in the second quarter of 1996 to 2.3% from 1.9% in the same period in 1995 due to cyclical economic concerns felt by certain segments of the Company's subscriber base. Churn is the monthly rate of customer deactivations expressed as a percentage of the subscriber base.

     Service revenue attributable to the Company's own subscribers (local revenue) increased 35% during the second quarter of 1996 to $58.4 million as compared to $43.1 million in the same period in 1995. Average monthly local revenue per subscriber declined 2% to $47 in 1996 compared to $48 in the same period in the prior year. This decline was primarily due to increased incremental penetration into the segment of consumers who generally use their cellular phones less frequently. Service revenue generated by nonsubscribers roaming into the Company's markets increased 12% to $12.2 million in the 1996 period as compared to $10.9 million in the prior year period. This increase was the result of increased usage and was partially offset by continued reductions in daily access and usage rates of approximately 30% initiated by the Company and agreed to by certain other cellular providers in its Mid-Atlantic SuperSystem beginning early in 1995. The reduced rates affect the Company both as a provider and purchaser of roaming services. The revenue from the Company's customers combined with roaming revenue resulted in overall average monthly revenue per subscriber for the quarter of $56, a decline of 8% from $61 in the prior year period.

Cellular telephone equipment revenue decreased $661,000 or 16% to $3.4 million for the second quarter of 1996 as compared to the same period in 1995. This decrease was primarily due to the continuing decline in the retail price of cellular telephone equipment charged to the Company's subscribers. Cost of cellular telephone equipment decreased 24% to $5.5 million during the same period due to increased activity in the Company's rental phone program and a corresponding reduction in sales. Net loss on cellular equipment was $2.1 million, a decrease of 32% from $3.1 million net loss on cellular equipment experienced in the second quarter of 1995. The Company continues to sell telephones at or below cost for marketing purposes in response to competitive pressures and also continues the availability of its rental program.

Cost of service as a percentage of service revenue increased to 11% during the second quarter of 1996 from 10% during the same period in 1995 primarily as a result of the effects of roaming fraud experienced by the Company in the second quarter of 1996. The Company estimates that charges associated with roamer fraud included in cost of service increased from less than 1% of service revenue in the second quarter of 1995 to approximately % during the second quarter of 1996, but declined from approximately 4% of service revenue in the fourth quarter of 1995. The Company continues its implementation of additional technology and procedures to address the industry wide increase in fraud through the use of computerized systems which trigger alarms when cellular usage conflicts with subscriber profiles, and by dedicating additional resources to the effort. The costs of these efforts are expected to be approximately $1.0 million in 1996. Cellular fraud is expected to be a significant industry issue for the foreseeable future.

General and  administrative  expenses  increased 30% or $4.5 million  during the second quarter of 1996 as compared to the same period in 1995, but as a percentage of service revenue remained constant at 27% during the second quarters of 1996 and 1995. General and administrative expenses are expected to decline slowly as a percentage of service revenue as the Company adds more subscribers without commensurate increases in general and administrative overhead and experiences higher utilization of the Company's existing personnel and systems.

Marketing and selling expenses increased 2% to $14.8 million during the second quarter of 1996, compared to $14.6 million in 1995. As a percentage of service revenue, these expenses decreased to 21% in 1996 from 27% in the 1995 period. During 1996, marketing and selling expenses, including the net loss on subscriber equipment, decreased to $16.9 million from $17.7 million in 1995. Marketing and selling expenses (including the loss on cellular equipment) per net subscriber addition, increased 30% to $676 in the second quarter of 1996 from $521 during the same period in 1995. This increase was primarily due to an increase in churn to 2.3% in the second quarter of 1996 as compared to 1.9% in the same period last year. Marketing and selling expenses (including the loss on cellular equipment) per gross subscriber addition decreased to $316 in the second quarter of 1996 from $379 in the same period in 1995.

Depreciation and amortization expenses increased $2.4 million or 28% during the second quarter of 1996 as compared to 1995. Property and equipment placed in service since July 1, 1995 of approximately $127.7 million accounted for substantially all of this increase.

Interest expense increased $2.2 million or 24% during the second quarter of 1996. This increase primarily resulted from an increase in average borrowings of approximately $113.2 million, and, to a lesser extent, from interest expense incurred in connection with an amendment to the Credit Facility necessary to allow the issuance of the Debentures.

The Company reported net income of $4.8 million or $0.12 per share for the second quarter as compared to a net loss of $(1.3) million or $(0.03) per share for 1995. This $6.1 million positive change in net income is due to the rate of revenue growth exceeding the rate of growth in related operating expenses as discussed above.

Six Months Ended June 30, 1996 and 1995

Service revenue in the first six months of 1996 rose 36% to $132.8 million from $97.8 million in the same period in 1995 primarily as a result of a 37% increase in the number of subscribers served in the 1996 period. Average monthly revenue per subscriber for the six months ended June 30, 1996 was $55 , a decline of 5% from $58 in the prior year period.

Cost of service as a percentage of service revenue increased to 13% during the first six months of 1996 from 12% during the same period in 1995 primarily as a result of the effects of roaming fraud experienced by the Company in the 1996 period.

General and administrative expenses increased 33% or $9.1 million during the first six months of 1996 as compared to the same period in 1995, but remained constant as a percentage of service revenue at 28% in both periods.

Marketing and selling expenses increased 3% to $27.3 million during the first six months of 1996, compared to $26.6 million in 1995. As a percentage of service revenue, these expenses decreased to 21% in 1996 from 27% in the 1995 period. Marketing and selling expenses (including the loss on cellular equipment) per net subscriber addition, but excluding the number of subscribers in acquired markets in 1995 at the time of acquisition, increased 12% to $629 in the first six months of 1996 from $563 during the same period in 1995. This increase was primarily due to an increase in the churn rate as previously discussed. Marketing and selling (including the loss on cellular equipment) per gross subscriber addition decreased to $297 in the first six months of 1996 from $385 in the same period in 1995.

Depreciation and amortization expenses increased $4.7 million or 28% during the first six months of 1996 as compared to 1995. Property and equipment placed in service since July 1, 1995 of approximately $127.7 million accounted for substantially all of this increase.

Interest expense increased $3.7 million or 21% during the 1996 period. This increase primarily resulted from an increase in average borrowings of approximately $117.7 million and was partially offset by a decrease in the interest rates charged.

The Company reported net income of $7.4 million or $0.18 per share as compared to a net loss of $(8.5) million or $(0.21) per share for 1995. This $15.9 million positive change in net income is due to the rate of revenue growth exceeding the rate of growth in related operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to acquire, construct, operate and expand its cellular systems. The Company also explores, on an ongoing basis, possible acquisitions of cellular systems and properties as well as other investment opportunities, some of which may involve significant expenditures or commitments. In addition, although the initial buildout of its cellular system is complete, the Company will continue to construct additional cell sites and purchase cellular equipment to increase capacity as subscribers are added and usage increases, to expand geographic coverage, and to provide for increased portable usage. The Company spent approximately $69.9 million and exchanged certain cellular assets in connection with acquisitions in 1995 and spent $129.9 million on total capital expenditures in 1995 and $29.8 million during the second quarter of 1996.

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

EBITDA does not represent and should not be considered as an alternative to net income or operating income as determined by generally accepted accounting principles. It should not be considered in isolation from other measures of performance according to such principles, including operating results and cash flows. EBITDA increased to $28.1 million in the second quarter of 1996 from $16.7 million in the same period in 1995. Net cash provided by operating activities as shown on the Statement of Cash Flows increased to $23.2 million in the first six months of 1996 as compared to $1.1 million in the same period in 1995. Net cash provided by operating activities in the first six months of 1996 reflects a $4.2 increase in interest expense and a smaller decrease in the change in working capital items of $1.6 million. Investing activities, primarily purchases of property and equipment and acquisitions, used net cash of $64.5 million and $113.0 million in the first six months of 1996 and 1995, respectively. Financing activities provided net cash of $37.5 million and $111.8 million in 1996 and 1995, respectively.

Long-Term Debt. The Company's long-term debt consists primarily of a $675 million credit facility (the "Credit Facility") and $200 million of 93/8% senior debentures (the "Debentures"). On December 23, 1994, the Company completed the closing of its Credit Facility, pursuant to an Amended and Restated Loan Agreement, with various lenders led by The Toronto- Dominion Bank and The Bank of New York. The Credit Facility, which refinanced the Company's $390 million 1993 Loan Agreement, consists of a $325 million term loan ("Term Loan") and a $350 million revolving loan ("Revolving Loan"). The Revolving Loan is available for capital expenditures, acquisitions of and investments in cellular and other wireless communication interests, and for other general corporate purposes. As of June 30, 1996, $366 million had been borrowed under the Credit Facility, and the Company had available borrowings under the Revolving Loan portion of the Credit Facility of approximately $193.3 million.

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

The Term Loan and the Revolving Loan bear interest at a rate equal to the Company's choice of the Prime Rate (as defined) or Eurodollar Rate (as defined) plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. As of June 30, 1996, the applicable margins on the borrowings were .25% and 1.5% per annum for the Prime Rate and Eurodollar Rate, respectively.

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

On April 10, 1996, the Company issued $200 million aggregate principal amount of 93/8% Senior Debentures due 2006 through an underwritten public offering and entered into a related amendment to the Credit Facility. The Credit Facility was amended to permit the issuance of the Debentures and require the structural subordination of the Debentures by making a subsidiary the primary obligor of the Credit Facility and all liabilities of the Company (other than the Debentures) and the owner of all stock and partnership interests of the Company's operating subsidiaries. The net proceeds of the sale of the Debentures were approximately $194.8 million.

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

On August 12, 1996, the Company acquired the Logan, WV RSA ("WV-6 RSA") for a cash purchase price of $16.7 million. The WV-6 RSA is an operating cellular system and is contiguous to the Company's West Virginia markets and its operations will be managed as part of its West Virginia metro-cluster.

In June of 1996, the Company entered into an agreement to acquire four cellular markets contiguous to its West Virginia Metro-Cluster. The acquisition of these four markets, OH-9 RSA, OH-10 RSA (excluding Perry and Hocking counties), Parkersburg-Marietta, WV-OH MSA, and the remaining county in the WV-1 RSA, is in exchange for the Company's Orange County, NY cellular market and ownership interests in several minority owned cellular markets. This exchange is expected to be consummated in the fourth quarter of 1996 and is subject to receipt of regulatory approvals.

The markets discussed above are all operational cellular systems.

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

International Wireless Communications, Inc. As of June 30, 1996, the Company had invested $13.5 million in International Wireless Communications, Inc. ("IWC") and owns approximately 35% of the outstanding common preferred stock of IWC. IWC is a development stage company specializing in securing, building and operating wireless businesses generally other than cellular telephone systems primarily in Latin America and Asia. The Company's investment in IWC is recorded using the equity method of accounting.

Subsequent to June 30, 1996 IWC completed a private offering primarily to institutional investors of 14% Senior Secured Discount Notes Due 2001 and warrants to purchase shares of IWC common stock. As a result of its new financing, IWC will fund existing projects and will continue to explore other opportunities. As existing and new projects are in the network buildout phase the losses of IWC are expected to grow significantly. The Company will record its proportionate share of these losses under the equity method of accounting.

Inter(bullet)Act Systems, Incorporated. As of June 30, 1996, the Company had invested $10.0 million in Inter(bullet)Act Systems, Incorporated ("Inter(bullet)Act") for an ownership interest of approximately 26%. Inter(bullet)Act is a development stage company that provides consumer products manufacturers and retailers (currently supermarkets) the ability to offer targeted promotions to retail customers at the point of entry at a retail outlet through an interactive multi-media system utilizing ATM-like terminals. The Company's investment in Inter(bullet)Act is recorded using the equity method of accounting.

Subsequent to June 30, Inter(bullet)Act completed a private offering primarily to institutional investors in which the Company purchased for $12.0 million a total of 18,000 Units consisting of $18.0 million principal amount at maturity of 14% Senior Discount Notes Due 2003 and Warrants to purchase 132,012 shares of common stock at $.01 per share, subject to certain adjustments. These shares presently represent approximately 2% of Inter(bullet)Act's outstanding common stock. In addition, an existing warrant held by the Company was restructured whereby the Company has the right to acquire at any time prior to May 5, 2005 an aggregate of 900,113 shares of common stock for $23.50 per share, which shares presently represent approximately 10% of the outstanding stock of Inter(bullet)Act.

Inter(bullet)Act has incurred net losses since its inception and during its current fiscal year. As a result of its new financing, Inter(bullet)Act will accelerate the roll-out of its systems in retail supermarkets and the net losses incurred by Inter(bullet)Act are expected to grow significantly. The Company will record its proportionate share of these losses under under the equity method of accounting.

Capital Expenditures. As of June 30, 1996, the Company had $334.2 million of property and equipment in service. The Company historically has incurred capital expenditures primarily based upon capacity needs in its existing markets resulting from continued subscriber growth. During 1994, the Company initiated a plan to double the number of cell sites in order to increase geographic coverage and provide for additional portable usage in the Company's cellular markets. As a result of this accelerated network buildout and the continued growth of the Company's subscriber base, capital expenditures were approximately $29.8 million and $34.8 million during the second quarter of 1996 and 1995, respectively, and $58.6 million and $59.4 million during the first six months of 1996 and 1995, respectively. Capital expenditures for 1996 are estimated to be approximately $127 million and are expected to be funded primarily through internally generated funds. Approximately $100 million of those capital expenditures will be for cellular network equipment, and the remainder will be primarily for rental telephones and computer equipment.

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

                  PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Vanguard Cellular Systems, Inc. Annual Meeting of Shareholders was held May 15, 1996. The proposals voted upon and the results of the voting were as follows:

1.  Election of Class III Directors for a three-year term.


                                                                                  Broker
                                                                                   Non-
                                For           Against    Abstentions   Withheld    Votes
                              -------         --------   -----------  ---------  --------
Robert M. DeMichele          23,927,443           --           --      117,750       --
Stephen R. Leeolou           23,934,398           --           --      110,795       --
L. Richardson Preyer, Jr.    23,934,398           --           --      110,795       --


2. Proposal to approve and adopt the 1996 Stock Option Plan for Non-Employee Directors as described in the Company's Proxy Statement dated April 15, 1996.

                                                                   BROKER
                                                                     NON-
       FOR          AGAINST       ABSTENTIONS       WITHHELD        VOTES
      ------       ---------     -------------     ----------     --------
   22,797,640       997,631         129,522           --            -0-

3. Proposal to approve ratification of Arthur Andersen LLP as independent auditors for 1996.


                                                                   BROKER
                                                                     NON-
       FOR          AGAINST       ABSTENTIONS       WITHHELD        VOTES
      ------       ---------     -------------     ----------     --------
   23,990,972        12,529         41,692             --           -0-

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits to this Form 10-Q are listed in the accompanying Index to Exhibits.

(b) On April 4, 1996, the Registrant filed a Current Report on Form 8-K to provide certain exhibits related to the underwritten public offering of its 93/8% Senior Debentures due 2006.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            VANGUARD CELLULAR SYSTEMS, INC.


Date:         August 14, 1996               By: /s/ HAYNES G. GRIFFIN
                                                     Haynes G. Griffin
                                                         President
                                                            and
                                                   Chief Executive Officer


Date:         August 14, 1996               By: /s/ STEPHEN L. HOLCOMBE
                                                     Stephen L. Holcombe
                                                    Senior Vice President
                                                            and
                                                   Chief Financial Officer
                                                  (principal accounting and
                                                  principal financial officer)

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

* 4 (b)           Bylaws of Registrant (compilation of July 25, 1995), filed as
                  Exhibit 2 to the Registrant's Form 8-A/A dated July 25, 1995.

* 4 (c) Specimen Common Stock Certificate, filed as Exhibit 2 to the Registrant's Form 8- A/A dated July 25, 1995.

* 4(d)(1)         Second Amended and Restated Loan Agreement  between Vanguard
                  Cellular Operating Corp. and various lenders led by The Bank of New York and The Toronto-Dominion Bank as agents, dated as of April 10, 1996, filed as Exhibit 4(d)(1) to the Registrant's Form 10-Q/A dated March 31, 1996.

* 4(d)(2)         VCOC Security Agreement between Vanguard Cellular Operating
                  Corp. and various lenders led by The Bank of New York and The
                  Toronto-Dominion Bank as Secured Party, dated as of April 10
                  1996, filed as Exhibit 4(d)(2) to the Registrant's Form
                  10-Q/A dated March 31, 1996.

* 4(d)(3)         Second Amended and Restated Master Subsidiary Security
                  Agreement  between certain  subsidiaries of the Registrant and
                  various   lenders  led  by  The  Bank  of  New  York  and  The
                  Toronto-Dominion Bank, as Secured Party, dated as of April 10,
                  1996, filed as Exhibit 4(d)(3) to the Registrant's Form
                  10-Q/A dated March 31, 1996.

* 4(d)(4)         Assignment,  Bill of Sale and Assumption  Agreement by
                  and between Registrant and Vanguard Cellular Financial Corp., dated as of April 10, 1996, filed as Exhibit 4(d)(4) to the Registrant's Form 10-Q/A dated March 31, 1996.

* 4(e)(1)         Indenture dated as of April 1, 1996 between Registrant and The
                  Bank of New York as Trustee, filed as Exhibit 4(e)(1) to the Registrant's Form 10-Q/A dated March 31, 1996.

* 4(e)(2)         First  Supplemental  Indenture,  dated as of April 1, 1996 between Registrant and The Bank of New York as Trustee, filed as Exhibit 4(e)(2) to the Registrant's Form 10-Q/A dated March 31, 1996.

11 Calculation of fully diluted earnings per share for the three months and six months ended June 30, 1996 and 1995.

27                Financial Data Schedule.

- -------------------------


*    Incorporated by reference to the statement or report indicated.