Form 10-K/A
period 1995-12-31
VANGUARD CELLULAR SYSTEMS INC
filed 1996-08-16
CIK 771178

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K/A

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
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

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

                                YES (check mark)    NO
   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation 8-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (check mark)

   The aggregate market value of the registrant's Common Stock held by those other than executive officers and directors at March 15, 1996, based on the NASDAQ closing sale price for the Registrant's Common Stock as of such date, was approximately $693,065,000.

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

   The undersigned registrant hereby amends the following item of its report on Form 10-K for the fiscal year December 31, 1995 by adding the following financial statement schedule and exhibit:

                           PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(2) Financial Statements and Financial Statement Schedules. The following financial statements for International Wireless Communications Holdings, Inc. and Subsidiaries are filed as a schedule to this amendment:

        Independent Auditors' Report....................................F-2
        Consolidated Balance Sheets as of December 31, 1994 and 1995... F-3 Consolidated Statements of Operations for the years ended
               December 31, 1993, 1994 and 1995.........................F-4
        Consolidated Statements of Stockholders' Equity (Deficit) for
               the years ended December 31, 1993, 1994 and 1995.........F-5
        Consolidated Statements of Cash Flows for the years ended
               December 31, 1993, 1994 and 1995.........................F-6
        Notes to Consolidated Financial Statements......................F-7

(a)(3)  Exhibits. The following exhibit is filed with this amendment:
        Exhibit 23.2 Consent of KPMG Peat Marwick LLP

                           SIGNATURES

    Pursuant to the requirements of the Section 13 and 15(d) of the Securities Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VANGUARD CELLULAR SYSTEMS, INC.

                                  By: /s/ Stephen L. Holcombe
                                      Stephen L. Holcombe,
                                      Senior Vice President
                                      and Chief Financial Officer

                                  Dated: August 16, 1996

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
International Wireless Communications Holdings, Inc.:

  We have audited the accompanying consolidated balance sheets of International Wireless Communications Holdings, Inc. and subsidiary (IWC Holdings) as of December 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of IWC Holdings' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of PT Rajasa Hazanah Perkasa (RHP), an investment which is reflected in the accompanying consolidated financial statements using the equity method of accounting as of and for the year ended December 31, 1995 (see Note 3). The investment in this company represents 25% of consolidated assets as of December 31, 1995. The equity in its net loss was approximately $1,310,000 for the year ended December 31, 1995. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for that company, is based on the report of other auditors.

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

  In our opinion, based on our audit and the report of other auditors for 1995, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Wireless Communications Holdings, Inc. and subsidiary as of December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

San Francisco, California
July 12, 1996,
except for Note 1, as to
which the date is August 8, 1996

            INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND
                                   SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 1994 and 1995
                        (In thousands, except share data)


                                    Assets                                                                         1994       1995
                                                                                                                   ----       ----

Current assets:
         Cash and cash equivalents............................................................................    $10,298     25,398
         Notes receivable from affiliates ....................................................................      2,245        338
         Advance to affiliate ................................................................................       --          728
         Other current assets ................................................................................         37        387
                                                                                                                   ------     ------
                  Total current assets .......................................................................     12,580     26,851
Property and equipment, net ..................................................................................         88      4,269
Investments in affiliates ....................................................................................      5,427     52,280
Telecommunication licenses, net ..............................................................................       --       12,106
Other assets .................................................................................................        329        137
                                                                                                                   ------     ------
                  Total assets................................................................................    $18,424     95,643
                                                                                                                   ======     ======
                      Liabilities, Redeemable Convertible
                   Preferred Stock and Stockholders' Deficit
Current liabilities:
         Accounts payable and accrued expenses................................................................     $  200      5,757
         Notes payable to related party ......................................................................      1,800      1,800
         Note payable ........................................................................................       --        4,000
                                                                                                                   ------     ------
                  Total current liabilities ..................................................................      2,000     11,557

Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $.01 par value per share; 21,541,480 shares designated; 5,222,080 and 15,698,400 shares issued and outstanding in 1994 and 1995, respectively; net of note receivable from stockholder of $26 in 1994 and 1995; liquidation and minimum redemption
         value of $105,509 as of December 31, 1995 ...........................................................     19,446     98,254

Stockholders' deficit:
         Convertible preferred stock, $.01 par value per share; 1,200,000 shares designated, issued, and outstanding in 1994 and 1995;
                  liquidation preference of $1,020 as of December 31, 1995 ...................................         12         12
         Common stock, $.01 par value per share; 26,000,000 shares authorized;
                  76,080 and 328,000 shares issued and outstanding in 1994 and
                  1995, respectively .........................................................................          1          3


Additional paid-in capital ...................................................................................        625        748
Note receivable from stockholder .............................................................................       (152)     (152)
Accumulated deficit ..........................................................................................     (3,508)  (14,779)
                                                                                                                  --------  --------

         Total stockholders' deficit ........................................................................      (3,022)  (14,168)
                                                                                                                  --------  --------

         Total liabilities, redeemable convertible preferred stock
         and stockholders' deficit ...........................................................................    $ 18,424   95,643
                                                                                                                  ========  ========


           See accompanying notes to consolidated financial statements
                                       F-3

INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND
SUBSIDIARY

                     Consolidated Statements of Operations

              For the years ended December 31, 1993, 1994 and 1995
                                 (In thousands)

                                        1993     1994     1995
                                       ------- -------- ---------
Operating revenue.....................  $   -        -         -
Operating expenses:
General and administrative expenses...    809    2,481     6,365
Equity in losses of affiliates........      -        -     3,756
                                       ------- -------- ---------
Loss from operations..................   (809)  (2,481)  (10,121)
Other income (expense):
Interest income.......................      2      106       232
Interest expense......................    (33)    (115)   (1,354)
Other.................................     (1)     (13)      (28)
                                       ------- -------- ---------
Net loss..............................  $(841)  (2,503)  (11,271)
                                       ======= ======== =========


          See accompanying notes to consolidated financial statements.
                                      F-4

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND
SUBSIDIARY

           Consolidated Statements of Stockholders' Equity (Deficit)

                 Years ended December 31, 1993, 1994, and 1995 (In thousands, except share data)



                            Convertible
                          preferred stock      Common stock
                        ------------------- -------------------
                                                                              Note                     Total
                                                                Additional receivable              stockholders'
                                                                 paid-in      from     Accumulated    equity
                           Shares    Amount    Shares    Amount  capital   stockholder   deficit     (deficit)
                        ------------ ------ ------------ ------ ---------- ----------- ----------- -------------

Balances as of December
31, 1992...............     271,960     $3    1,200,000    $12       $635          $-       $(164)         $486
Exercise of warrant....     108,760      -            -      -          -           -           -             -
Conversion of notes
payable to Series A
preferred stock........     108,800      1            -      -         99           -           -           100
Issuance of Series A
preferred stock........     739,720      7            -      -        673           -           -           680
Net loss...............           -      -            -      -          -           -        (841)         (841)
                        ------------ ------ ------------ ------ ---------- ----------- ----------- -------------
Balances as of December
31, 1993...............   1,229,240     11    1,200,000     12      1,407           -      (1,005)          425
Conversion of Series A
preferred stock to
Series B redeemable
preferred stock........  (1,229,240)   (11)           -      -       (933)          -           -          (944)
Conversion of common
stock to Series A
preferred stock........   1,200,000     12   (1,200,000)   (12)         -           -           -             -
Issuance of common
stock..................           -      -       76,080      1        151        (152)          -             -
Net loss...............           -      -            -      -          -           -      (2,503)       (2,503)
                        ------------ ------ ------------ ------ ---------- ----------- ----------- -------------
Balances as of December
31, 1994...............   1,200,000     12       76,080      1        625        (152)     (3,508)       (3,022)
Issuance of common
stock..................           -      -      251,920      2        123           -           -           125
Net loss...............           -      -            -      -          -           -     (11,271)      (11,271)
                        ------------ ------ ------------ ------ ---------- ----------- ----------- -------------
Balances as of December
31, 1995...............   1,200,000    $12      328,000     $3       $748       $(152)   $(14,779)     $(14,168)
                        ============ ====== ============ ====== ========== =========== =========== =============


          See accompanying notes to consolidated financial statements.

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                        December 31, 1993, 1994 and 1995
                                 (In thousands)


                                                                  1993     1994     1995
                                                                -------- -------- ----------

Cash flows from operating activities:
Net loss.......................................................   $(841)  (2,503)  (11,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation...................................................       3       15        37
Amortization...................................................      40       40       294
Equity in losses of affiliates.................................       -        -     3,756
Changes in operating assets and liabilities:
Other current assets...........................................     (42)       5      (350)
Accounts payable and accrued expenses..........................     155       45     5,557
                                                                -------- -------- ----------
Net cash used in operating activities..........................    (685)  (2,398)   (1,977)
                                                                -------- -------- ----------
Cash flows from investing activities:
Purchases of property and equipment............................      (8)     (88)   (4,218)
Notes receivable from affiliates...............................       -   (2,245)     (113)
Advances to affiliate..........................................       -        -      (728)
Investments in affiliates......................................  (1,401)  (3,704)  (19,589)
Telecommunication licenses.....................................       -        -   (12,153)
Other assets...................................................     (40)    (169)       70
                                                                -------- -------- ----------
Net cash used in investing activities..........................  (1,449)  (6,206)  (36,731)
                                                                -------- -------- ----------
Cash flows from financing activities:
Loan proceeds..................................................   2,160    5,180    28,138
Repayment of principal.........................................     (50)  (2,060)   (2,050)
Net proceeds from issuance of stock and warrant................     680   15,122    27,720
                                                                -------- -------- ----------
Net cash provided by financing activities......................   2,790   18,242    53,808
                                                                -------- -------- ----------
Net increase in cash and cash equivalents......................     656    9,638    15,100
Cash and cash equivalents at beginning of year.................       4      660    10,298
                                                                -------- -------- ----------
Cash and cash equivalents at end of year.......................    $660   10,298    25,398
                                                                ======== ======== ==========
Supplemental cash flow information:
Cash paid for interest.........................................     $16      103       949
                                                                ======== ======== ==========
Noncash financing and investing activities:
Conversion of loans to equity..................................    $100    3,380    24,307
                                                                ======== ======== ==========
Conversion of note receivable to investment in affiliate.......      $-        -     2,020
                                                                ======== ======== ==========
Note receivable from sale of stock.............................      $-      178         -
                                                                ======== ======== ==========
Exchange of preferred stock for investment in affiliates.......      $-        -    25,000
                                                                ======== ======== ==========
Exchange of common stock for investment in CTP.................      $-        -       125
                                                                ======== ======== ==========
Note payable in connection with RHP investment.................      $-        -     4,000
                                                                ======== ======== ==========


          See accompanying notes to consolidated financial statements.
                                      F-6

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1994 and 1995

(1) Nature of Business and Summary of Significant Accounting Policies

Nature of Business

International Wireless Communications, Inc. and subsidiaries (IWC or the Company) was incorporated in Delaware in 1992. The Company develops, owns, and operates wireless communications companies in emerging markets throughout Asia and Latin America. These local wireless businesses (LWBs) provide a variety of communications services. Together with local and strategic partners, the Company has interests in Brazil, India, Indonesia, Malaysia, Mexico, New Zealand, Pakistan, Peru, and the Philippines.

In prior years, the Company was considered a development stage enterprise. During 1995, the Company's interests in Malaysia, Indonesia, New Zealand, and Mexico commenced operations. Entities in which the Company has ownership interests and have commenced operations are referred to as "operating entities." As such, the Company's management has ceased to report the operations as a development stage enterprise.

International Wireless Communications Holdings, Inc. ("IWC Holdings") was incorporated in Delaware in July 1996 as a holding company whose primary asset is the capital stock of IWC. Subsequent to the formation of IWC Holdings, the Company completed a reorganization in which each share of the then outstanding capital stock of IWC, which became a wholly owned subsidiary of IWC Holdings, was converted into 40 shares of the corresponding class and series of capital stock of IWC Holdings. IWC Holdings assumed and became the successor to the agreements of IWC relating to capital stock. All data related to shares and per share amounts for all periods presented have been adjusted to reflect the effect of the reorganization and the stock conversion.

Consistent with industry practice, the Company considers itself to be operating in one business segment.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of International Wireless Communications, Inc. and its wholly owned subsidiary, Servicos de Radio Comunicacoes Ltda. (SRC) located in Brazil. In addition, the accompanying consolidated financial statements include the accounts of two majority owned subsidiaries, M/S Mobilcom (Pte) Ltd. (Mobilcom) located in Pakistan, and PeruTel S.A. (PeruTel) located in Peru. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interests are not reflected in the accompanying consolidated financial statements as they are immaterial.

Foreign Currency Translation

The functional currency for the Company's foreign operating entities is the applicable local currency, except for those located in highly inflationary countries. Translation from the applicable foreign currencies to U.S. dollars is performed for monetary assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses, net of applicable deferred income taxes, resulting from such translation, if material, are included in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in other income. The functional currency of the Company's non-operating foreign investees is the U.S. dollar.
                                      F-7

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of 90 days or less at the time of acquisition to be cash equivalents. Cash equivalents as of December 31, 1995 consisted of money market mutual funds. For all such investments, cost approximates fair market value.

Property and Equipment

Property and equipment are stated at original cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years for domestic assets and three to twenty years for foreign assets.

Investments in Affiliated Companies

Investments in affiliated companies consist of the costs incurred to acquire development stage projects or interests in entities that have been awarded telecommunication licenses to provide various wireless services.

The cost method of accounting is used for the Company's investments in affiliated companies where the Company's voting interest is less than 20% and the Company does not exert significant influence. Under the cost method, the investment is recorded at cost, and income is recognized only to the extent distributed by the investee as dividends. No such dividends were declared or distributed for the years ended December 31, 1994 and 1995. Write-downs to the recorded historical cost are recognized when the Company believes that an impairment in value has occurred.

Where the Company's voting interest is 20% to 50% and the Company does not exercise control, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the investee, limited, in the case of losses, to the extent of the Company's investment therein. The amount of the purchase price that exceeded the Company's percentage of ownership of the LWB's net book value at the date of the acquisition is separately attributed to the value of the underlying LWB's operating telecommunication license. Such telecommunication licenses are amortized over 20 years commencing upon the completion of the acquisition with such amortization included as a component of equity in losses of affiliates.

The Company consolidates entities it controls, generally through greater than 50% ownership interest.


Telecommunication Licenses of Majority Owned Subsidiaries

The Company has acquired majority ownership interest in various LWBs. These acquisitions have been accounted for under the purchase method and are included in the accompanying consolidated financial statements. The amount of the purchase price that exceeded the Company's percentage ownership of the LWB's net book value at the date of the acquisition is separately attributed to be the value of the underlying LWB's operating telecommunication license. Licenses are amortized over 20 years, commencing upon the completion of the acquisition. Amortization expense of $47,000 was recorded in 1995. No amortization was recorded in 1993 or 1994.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from these estimates.

Business and Credit Concentrations and Risk Factors

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company's investments are comprised of investment grade short-term debt instruments. Management believes that the financial risks associated with such deposits are minimal.

Included in the Company's consolidated balance sheet as of December 31, 1994 and 1995, are long-term investments in various LWBs in such developing countries as Malaysia, Indonesia, Brazil, Pakistan and Mexico (see Note 8). These investments make up a significant portion of IWC's balance sheet (see Note 3).

Each IWC affiliate has a unique and distinct market, operating environment, and local economy with different subscription rates and costs to build and operate the systems. Achieving each operating plan is dependent upon successfully contending not only with normal risks associated with constructing and operating wireless properties, but also risks unique to operating in foreign countries, such as regulatory compliance, contractual restrictions, labor laws, expropriation, nationalization, political, economic or social instability, and confiscatory taxation.

The Company anticipates that it will often have a minority interest in operating companies, in part because applicable laws often limit foreign investors to minority equity positions. As such, the Company may be unable to access the cash flow, if any, of its operating companies. Additionally, the Company's ability to sell or transfer its ownership interest in its operating companies is generally subject to limitations based on agreements with its strategic and financial partners, as well as provisions in local operating licenses and local government regulations that may prohibit or restrict the transfer of the Company's ownership interest in such operating companies.

The Company's ability to retain and exploit its existing telecommunication licenses, and to obtain new licenses in the future, is essential to the Company's operations. However, these licenses are typically granted by governmental agencies in developing countries, and there can be no assurance that these governmental agencies will not seek to unilaterally limit, revoke, or otherwise adversely modify the terms of these licenses in the future, any of which could have a material adverse effect on the Company, and the Company may have limited or no legal recourse if any of these events were to occur. In addition, licenses typically require renewal from time to time and there can be no assurance that renewals to these licenses will be granted.

Most of the LWBs currently operating have incurred operating losses and negative cash flow from operations since inception, and the Company expects that most of its operating companies will continue to generate operating losses and negative cash flow from operations for the foreseeable future. Most of these operating companies have only recently initiated providing commercial services and have a limited subscriber base. This is not uncommon in the wireless communications industry, which requires significant capital investments in the initial years prior to obtaining a sufficient subscriber revenue base to support

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY operations. Achievement of positive cash flow from operations will depend on successful execution of management's business plans. Those plans assume significant additional capital investment, in some cases, to expand the wireless network. There can be no assurance that such funding capacity will be available in the future.

Nonoperating risks include substantial use of borrowings by unconsolidated investee companies to leverage equity capital employed and risks with respect to foreign currency exchange rates.

Recoverability of Long-Lived Assets

The recoverability of property and equipment, investments in equity and cost investee companies is dependent upon the successful build-out of system infrastructure, obtaining additional licenses by investee companies, and successful development of systems in each of the respective markets in which the Company's investees operate or through the sale of such assets.

The Company's policy is to assess annually any impairment in value based upon a comparison of projected operating cash flows from each of the underlying investee companies over their expected period of operation, on an undiscounted basis, to the carrying amount of the related assets.

Fair Value of Financial Instruments

The carrying value of the Company's cash and cash equivalents, notes receivable from and advance to affiliates, accounts payable and accrued expenses, notes payable to related party and note payable approximates the fair market value due to the relatively short maturity of these instruments.

Acquisition, Transaction, and Development Costs

The Company expenses direct and incremental costs incurred relative to pursuing potential investments due to the relative uncertainty of the future realization of such costs principally due to the nature of early stage development projects in foreign countries.

Reclassifications

Certain amounts in the accompanying 1993 and 1994 consolidated financial statements have been reclassified to conform with the 1995 consolidated financial statement presentation.

Recent Accounting Pronouncements

The Financial Accounting Standards Board recently adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 in fiscal 1995. The adoption of SFAS No. 121 did not have a material effect on the Company's results of operations.

The Financial Accounting Standards Board recently adopted SFAS No. 123, Accounting for Stock-Based Compensation. This statement establishes financial accounting and reporting standards for stock-based employee compensation plans, including stock option/stock issuance plans. The Company will adopt SFAS No. 123 in fiscal 1996. Management plans to continue conforming to APB No. 25, Accounting for Stock Issued to Employees, for purposes of measurement of compensation expense. Therefore, adoption of SFAS No. 123 is not expected to have a material effect on the Company's results of operations in the year of adoption.

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

(2) Balance Sheet Components

Balance sheet components as of December 31 are as follows (in thousands):



                                       1994   1995
                                      ------ ------
Property and equipment
Furniture and fixtures............... $   36     40
Equipment............................     71    126
Automobiles..........................      -     34
Construction in process..............      -  4,125
                                      ------ ------
                                         107  4,325
Less accumulated amortization........     19     56
                                      ------ ------
Property and equipment, net..........    $88  4,269
                                      ====== ======
Telecommunication licenses
SRC..................................     $-  6,714
Mobilcom.............................      -  5,439
                                      ------ ------
                                           - 12,153
Less accumulated amortization........      -     47
                                      ------ ------
Telecommunication licenses, net......     $- 12,106
                                      ====== ======
Accounts payable and accrued expenses
Professional services................     $-  3,041
Employee compensation and benefits...     89    189
Interest.............................     30    256
Equipment purchases..................      -  1,719
Accounts payable and other...........     81    552
                                      ------ ------
                                        $200  5,757
                                      ====== ======

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

(3) Investments in Affiliates

The Company's investments in affiliates represent interests in various LWBs in several developing countries. These investments are accounted for under the equity or cost methods.

Equity Investments

For those investments in companies in which the Company's voting interest is 20% to 50%, or for investments in companies in which the Company exerts significant influence through board representation and management authority, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of losses of affiliates, limited to the extent of the Company's investment in and advances to affiliates, including any debt guarantees or other contractual funding commitments. All affiliated companies have fiscal years ended December 31. Investments in affiliated companies are as follows as of December 31, 1994 and 1995 (dollars in thousands):



                                                                              Portion of
                                                                              investment
                                                                              exceeding
                                                                              Company's
                                                                             share of the
                                                               Investments    underlying
                        Affiliated               Percentage   in affiliated   historical
  Country                 company               of ownership   companies(2)   net assets
- ----------- ---------------------------------- -------------- ------------- -------------
                                                1994     1995  1994   1995   1994   1995
                                               --------- ---- ------ ------ ------ ------

Malaysia    Syarikat Telefon Wireless (STW)...     2%(1)  30% $1,400 20,879 $1,311 17,459

Indonesia   PT Rajasa Hazanah Perkasa (RHP)...     -      25%      - 24,539      - 23,680

New Zealand TeamTalk Limited (TeamTalk).......    25%     50%    284  2,345      -  1,712

            HFCL Mobile Radio Limited
India       (HFCL)............................     -      49%      -    243      -    243

Indonesia   PT Binamulti Visualindo (PTBV)....     -      49%      -    206      -    206
                                                              ------ ------ ------ ------
                                                               1,684 48,212  1,311 43,300
Less accumulated amortization...........................           -    966      -    966
                                                              ------ ------ ------ ------
                                                              $1,684 47,246 $1,311 42,334
                                                              ====== ====== ====== ======

- ------
(1) In 1994 this investment was accounted for under the cost method.

(2) Adjusted for the Company's share of equity in losses of affiliated companies.

The Company acquired its interest in RHP, HFCL, and PTBV during 1995 and accounted for them using the purchase method (see Note 4). The following condensed financial statement data, presented in accordance with U.S. generally accepted accounting principles and stated in U.S. dollars, has been derived from audited and unaudited financial statements. The financial information pertaining to RHP was derived from financial statements audited by other auditors. Both HFCL and PTBV are nonoperating entities with insignificant operations as of December 31, 1995, and as such, selected financial information is not included. For the year ended December 31, 1993, no significant operations existed for any equity investment.

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

Financial information for affiliated companies accounted for by the equity method is as follows (in thousands):

                            As of and for the year ended
                                 December 31, 1994
                          --------------------------------
                            STW        RHP      TeamTalk
                          -------- ----------- -----------
                                               (Unaudited)
Current assets...........  $1,506           -          24
Noncurrent assets........  11,374           -         239
Current liabilities......     878           -         100
Noncurrent liabilities...   7,565           -           -
Net revenues.............      83           -           -
Net loss.................  (1,746)          -           -

                            As of and for the year ended
                                 December 31, 1995
                          --------------------------------
                            STW      RHP(A)    TeamTalk(B)
                          -------- ----------- -----------
Current assets...........  $2,576       5,156         167
Noncurrent assets........  32,128      12,014       6,311
Current liabilities......   2,948      13,920       3,890
Noncurrent liabilities...  21,636          59       1,493
Net revenues.............     749       7,284         300
Net loss.................  (5,898)     (3,280)     (1,133)
- ----------------------------------------------------------------------


(A) For the period March 28, 1995 through December 31, 1995
(B) For the period May 18, 1995 through December 31, 1995

Cost Investments

The Company uses the cost method of accounting for three other investments. They are Corporacion Mobilcom, S.A. de C.V. (Tricom), PT Mobilkom Telekomindo (Mobilkom), and Universal Telecommunications Service, Inc. (UTS). The Company's ownership percentage is 2.47%, 15% and 19%, respectively. Both Tricom and Mobilkom are operating entities. UTS, owned directly, and indirectly through Mobilcom Corporation, is nonoperating.

The Company's carrying value and estimated fair value of these investments as of December 31 are as follows (in thousands):

                                  1994                 1995
                          -------------------- -----------------------
                          Carrying Fair market  Carrying   Fair market
                           amount     value      amount      value
                          -------- ----------- ----------- -----------
Tricom...................  $2,062       3,510       2,062     3,510(A)
Mobilkom.................   1,500       1,500       1,500     2,400(B)
UTS......................     181         181       1,472     1,472(C)
                          -------- ----------- ----------- -----------
                           $3,743       5,191       5,034     7,382
                          ======== =========== =========== ===========

The Company considers these investments to be long-term in nature and are not held for trading purposes. Fair value for these investments was determined as follows:

(A) Fair value determined based upon the minimum value available through the exercise of a put option.
(B) Fair value based upon recent investments by other shareholders. The Company has undertaken to pledge all of its stock of Mobilkom to secure Mobilkom's borrowings under a bank credit facility.
(C) Management has determined that the carrying cost approximates market value.

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

(4) Related Party Transactions

Advances to Affiliate

The advances to affiliate as of December 31, 1995 represented advances to TeamTalk in the amount of $728,000. The advances are interest-free with no stated terms.

Notes Receivable from Affiliates

Notes receivable from affiliates as of December 31, 1994, consisted primarily of a working capital loan to STW of $2,020,000, bearing interest at market rates, which was converted to an equity interest in STW during 1995.

Notes receivable from affiliates as of December 31, 1995, consisted primarily of a note due from Tricom for $158,000, which earns interest at 6% per annum; and a note due from RHP for $128,000, bearing interest at market rates. The notes expired on January 5, 1996 and April 15, 1996, respectively, and have subsequently been extended.

Notes Payable to Related Party

Notes payable as of December 31, 1994 and 1995, consisted of two notes payable to Vanguard Cellular Operating Corp. (Vanguard), a significant stockholder, each in the amount of $900,000 and bearing interest at 9% compounded annually. The notes are due on the earlier of April 26, 1996 or the close of an initial public offering. These notes are convertible, at the option of the holder, into 274,800 shares of redeemable convertible Series D preferred stock. Subsequent to year-end, these notes were converted (see Note 9).

Vanguard Merger

On December 18, 1995, the Company merged with Vanguard International Telecommunications, Inc. (VIT) (see Note 5), a wholly owned subsidiary of Vanguard. In exchange for 3,972,240 shares of redeemable convertible Series E preferred stock with a liquidation preference of $6.29 per share, the Company acquired VIT's interests in TeamTalk and VIT's rights to acquire an interest in various international LWBs. The resulting total value of $25,000,000, was allocated to the various LWBs based on their respective stage of development and an independent valuation study of the LWBs.

The excess of the allocated portion of the merger value to TeamTalk over the net book value of TeamTalk was attributed to telecommunication licenses. This excess amounted to $1,712,000 and is amortized on a straight-line basis over 20 years.

The Company also acquired VIT's rights to participate in RHP, SRC, Mobilcom, HFCL and PTBV and other yet to be developed projects. Approximately $23,288,000 was allocated to telecommunication licenses in each LWB based on their relative stage of development. These amounts are amortized on a straight-line basis over 20 years.

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

Unaudited pro forma consolidated results of operations, as if the merger with VIT had occurred on January 1, 1994, are as follows (in thousands):

                    1994      1995
                  --------- ---------
Revenues.........       $-         -
Operating loss...   (3,731)  (11,713)
Net loss.........   (3,753)  (12,863)

(5) Redeemable Convertible Preferred Stock and Stockholders' Equity

The Company is authorized to issue 23,080,000 shares of preferred stock, of which 21,541,480 are designated redeemable convertible preferred stock, 1,200,000 are designated nonredeemable convertible preferred stock, 338,520 are undesignated, and 26,000,000 shares of common stock, each with a par value of $0.01 per share.

Redeemable convertible preferred stock as of December 31, 1995, was comprised of the following (in thousands except share and per share amounts):

                                     Shares   Liquidation  Aggregate
Redeemable convertible   Shares    issued and  value per  liquidation
   preferred stock:    designated outstanding    share       value
                       ---------- ----------- ----------- -----------

Series B..............  1,229,240   1,229,240       .9652      $1,186
Series C..............  2,460,000   1,762,280      2.3343       4,114
Series D..............  5,800,000   3,378,160      6.8775      23,233
Series E..............  3,972,240   3,972,240      6.7365      26,759
Series F-1............  7,000,000   4,508,480      9.3750      42,267
Series F-2............  1,080,000     848,000      9.3750       7,950
                       ---------- -----------             -----------
                       21,541,480  15,698,400                $105,509
                       ========== ===========             ===========

Nonredeemable convertible preferred stock as of December 31, 1994 and 1995, was comprised of 1,200,000 designated, issued, and outstanding shares of Series A preferred stock with a liquidation per share of $.85 and an aggregate liquidation value of $1,020,000.

The rights, preferences, and privileges of the holders of preferred stock are as follows:

~ Liquidation

In the event of Company liquidation, holders of Series F-1 and F-2 preferred stock (collectively referred to as Series F preferred stock) shall be entitled to receive, prior and in preference to the holders of Series A, B, C, D and E preferred stock ("Junior preferred stock") and common stock an amount per share equal to the sum of (i) the product of (A) .50 multiplied by (B) the liquidation value per share specified above, as adjusted, and (ii) any declared but unpaid dividends thereon. Holders of Series B, C, D and E preferred stock shall next be entitled to receive an amount per share equal to the sum of (i) the product of
(A) .55 multiplied by (B) an amount per share of .9192, 2.2232, 6.55 and 6.2937, respectively, as adjusted and (ii) any declared but unpaid dividends thereon. Holders of the Junior preferred stock and Series F preferred stock shall next be entitled to receive the product of (1) .50 multiplied by (2) an amount per share of .9193, 2.223, 6.55, 6.55 and 9.375, respectively, as adjusted.

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

Holders of the Series A preferred stock shall be entitled to receive an amount per share equal to the liquidation value per share specified above, as adjusted, plus any declared but unpaid dividends thereon. After the distributions described above, and after the distribution related to common stock described below, the remaining assets of the Company shall be distributed among the holders of the preferred stock and common stock pro rata assuming full conversion of preferred stock into common stock.

~ Distributions

The holders of preferred stock are entitled to receive noncumulative dividends at the same time and on the same basis as holders of common stock when, and if, declared by the Board of Directors. No dividends had been declared through December 31, 1995.

~ Redemption

Each share of Series B, C, D, E, and F preferred stock is redeemable at any time on or after December 31, 1998, but within 45 days after the receipt by the Company of a written request from the holders of a majority of the then outstanding shares of Series B, C, D, E and F-1 preferred stock. The Company shall redeem all such shares by paying in cash a sum per share equal to the greater of (1) the then fair market value of such share of preferred stock on an as-converted basis, or (2) the liquidation value of such share of preferred stock (hereinafter referred to as the redemption price). In the event the assets of the Company are insufficient to effect such redemption in full, the shares of preferred stock not redeemed shall remain outstanding and entitled to all the rights and preferences provided herein.

In addition to the above redemption, at any time on or after December 31, 2000, but within 45 days after the receipt by the Company of a written request from the majority of the holders of Series F-1 preferred stock, the Company shall redeem all outstanding shares of such stock by paying, in cash, an amount per share equal to the redemption price of such stock.

Upon the occurrence of a change of control of the Company that is not approved by certain directors designated by the holders of Series F preferred stock, then the holders of a majority of the shares of Series F-1 preferred stock then outstanding shall have the right, by written demand to the Company, to require the Company to redeem immediately all the shares of Series F preferred stock then outstanding, at a price per share equal to the redemption price of the Series F preferred stock.

~ Conversion and Voting Rights

Each share of preferred stock is convertible, at the option of the holder, into such number of fully paid and nonassessable shares of common stock as is determined by dividing the original preferred stock issue price by the conversion price applicable to such preferred share. The conversion price per share for each series of preferred stock is equal to the preferred stock issue price of the respective series of preferred stock, subject to adjustment under certain circumstances. An automatic conversion into common stock will occur in the event of a firm commitment underwritten public offering of at least $13.10 per share, as adjusted, and $8,000,000 in the aggregate. However, the Series F preferred stock shall not automatically be converted in Common Stock unless: (i) the underwritten public offering is consummated on or prior to December 31, 1998, (ii) the public offering per share is at least $18.75, as adjusted and
(iii) the aggregate offering price is not less than $25,000,000.

Each share of preferred stock has voting rights equal to that of common stock on an "as if converted" basis. The holder of Series E preferred stock is entitled to elect three directors to the Company's Board of Directors, and, for so long as 20% of the shares of Series F preferred stock remain outstanding, the holders of Series F-1 preferred stock are entitled to elect three directors. As of December 31, 1995, the Company had 16,898,400 shares of common stock reserved for the conversion of preferred stock.

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

Preferred Stock Transactions

~ The Series A and B Financings

The Company sold an aggregate of 848,520 shares of Series A preferred stock in May 1993 for an aggregate purchase price of $780,000 (a purchase price of $.92 per share), including cancellation of notes payable in the amount of $100,000.

In January 1994, each share of then outstanding common stock was converted to an equal number of shares of Series A preferred stock. Concurrently, shares of Series A preferred stock were converted into an equal number of shares of Series B preferred stock.

~ The Series C Financing

In a series of transactions during January and February 1994, the Company sold an aggregate of 1,762,280 shares of Series C preferred stock for an aggregate purchase price of $3,918,000 (a purchase price of $2.22 per share), (the "Series C Financing"), including cancellation of notes payable to investors totaling $1,351,000.


In connection with the Series C Financing, the Company issued to an investor warrants to purchase (a) 50,440 shares of Series C preferred stock at an exercise price of $2.22 per share (b) 222,200 shares of preferred stock at an exercise price of $7.15 per share, and (c) 444,360 shares of preferred stock at an exercise price of $3.58 per share. Warrants (a), (b) and (c) were exercisable until December 18, 1995, April 15, 1995 and January 15, 1995, respectively. The warrants were subsequently amended in July 1995 (see below).

~ The Series D Financing

In connection with bridge financing obtained in May 1994, the purchasers received warrants exercisable for an aggregate of 46,440 shares of Series D preferred stock. The warrants have an exercise price of $6.55 per share and are exercisable until May 6, 1997.

In a series of transactions in September and October 1994, the Company sold an aggregate of 2,230,560 shares of Series D preferred stock for an aggregate purchase price, net of a $26,000 note receivable, of approximately $14,584,000 (a purchase price of $6.55 per share), (the "Series D Financing"), including cancellation of notes payable in the principal amount of $2,029,000.

In connection with the issuance of Bridge Notes on April 6, 1995, the Company issued a warrant (the "April Bridge Warrants") to purchase 10,720 shares of Series D preferred stock at $6.55 per share. The April Bridge Warrants are outstanding and are exercisable until April 6, 1998 or, if earlier, upon the closing of the Company's initial public offering.

In connection with the Series D Financing, Vanguard loaned $1.8 million to the Company in exchange for two convertible notes in the amount of $900,000 each (see Note 4). Each note was due upon the earlier of April 26, 1996 or the occurrence of certain events which did not occur prior to that date. On April 26, 1996, Vanguard converted both notes into an aggregate of 274,800 shares of Series D preferred Stock (see Note 9).

In July 1995, convertible secured bridge financing notes issued on April 24, 1995 were converted into 1,147,600 shares of Series D preferred stock for an aggregate purchase price of $7,517,000 (a purchase price of $6.55 per share).

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

~ The Series E Financing

In July 1995, the Company entered into a merger agreement with Vanguard and VIT, a wholly-owned subsidiary of Vanguard, whereby VIT would merge their international interests in numerous international wireless projects into the Company in exchange for 3,972,240 shares of Series E preferred stock. This merger was completed on December 18, 1995, concurrent with the issuance of Series F preferred stock (see Note 4).

In connection with the Vanguard Merger, the Company entered into an agreement with an investor to amend previously existing warrant agreements granted in connection with the Series C Financing. The investor's original warrant to purchase 50,440 shares of Series C preferred stock was amended to extend the warrant through December 18, 1997. The investor's original warrant to purchase 222,200 shares of preferred stock was amended to increase the number of shares to 393,120 and to define the preferred stock as Series D preferred stock at $6.55 per share. The warrant is exercisable until December 18, 1997. The investor's original warrant to purchase 444,360 shares of preferred stock was amended to decrease the number of shares to 273,440 and to define the preferred stock as Series C preferred stock at $2.22 per share. The warrant is exercisable until May 15, 1997.

~ The Series F Financing

In connection with the issuance of a note payable to an investor in July 1995, the Company issued for a purchase price of $15,000, a warrant to purchase 32,000 shares of Series F-1 preferred stock at an exercise price of $9.38 per share. The number of shares and the exercise price are subject to adjustment in certain circumstances. The warrant is exercisable until December 18, 1998.

Concurrent with the July 1995 Financing, for an aggregate purchase price of $72,000, the Company issued warrants to purchase an aggregate of 153,760 shares of Series F-1 preferred stock (not including the warrant issued to Vanguard in connection with the first July 1995 note) at an exercise price of $9.38 per share. All share amounts and the exercise price are subject to adjustment in certain circumstances. The warrants are exercisable until December 18, 1998.

On August 15, 1995 pursuant to a Note and Warrant Purchase Agreement dated as of August 14, 1995, the Company issued for a purchase price of $50,000 a warrant (the "First Warrant") to purchase 106,680 shares of Series F-2 preferred stock at an exercise price of $9.38 per share, with the number of shares and exercise price subject to adjustment in certain circumstances. The First Warrant is exercisable until December 18, 1998.


Pursuant to a Loan Agreement dated August 14, 1995 between the Company and an investor, the Company issued a second warrant (the "Second Warrant") to purchase 106,680 shares of Series F-2 preferred stock at an exercise price of $9.38 per share, with the number of shares and the exercise price subject to adjustment in certain circumstances. The Second Warrant is exercisable until the same date, with the date being subject to change in the same circumstances, as the First Warrant.

On December 18, 1995, the Company sold and issued 5,356,480 shares of Series F preferred stock for $50,217,000. Prior to the share issuance of the Series F preferred stock, the Company entered into bridge financing agreements with certain existing shareholders. Certain bridge loans were repaid with proceeds from the issuance of shares of Series F preferred stock, while the remaining bridge loans were converted into 1,147,600 shares of Series D preferred stock.

Pursuant to the Series F Purchase Agreement, the Company agreed to covenants customary in financing transactions of such type, including limits on incurring debt and granting liens and pledges and other negative covenants including limitations on payments, dividends, investments, mergers, asset sales,

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY amendments of its Certificate of Incorporation or Bylaws that would adversely impact the rights of the Series F-1 preferred stock and the Series F-2 preferred stock, changes to its business, changes in control, and sales of equity securities.

Warrants

The Company had the following warrants outstanding as of December 31, 1995:

                  Warrants  Exercise
Preferred stock outstanding   price      Expiration
- --------------- ----------- -------- -----------------
Series C.......     273,440    $2.22 May 15, 1997
Series C.......      50,440     2.22 December 18, 1997
Series D.......     393,120     6.55 December 18, 1997
Series D.......      46,440     6.55 May 6, 1997
Series D.......      10,720     6.55 April 6, 1998
Series F-1.....     185,760     9.38 December 18, 1998
Series F-2.....     213,360     9.38 December 18, 1998
                -----------
                  1,173,280
                ===========

Common Stock

In the event of a liquidation, holders of common stock will be entitled to receive an amount equal to $.50 per share, as adjusted, plus any declared and unpaid dividends, after completion of distributions to the holders of preferred stock.

The remaining assets of the Company, after satisfaction of the stipulated distribution requirements related to the various preferred stock and common stock liquidation preferences, will be distributed on a pro rata basis among all of the holders of common stock and all of the holders of the preferred stock, assuming full conversion of the preferred stock into common stock.

In January 1994, the Company entered into an agreement to acquire a 70% interest in Corporate Technology Partners (CTP), a partnership established to develop a Personal Communications Services (PCS) business, in exchange for 251,920 shares of common stock in the Company. CTP is owned, in part, by officers of the Company. This agreement was completed on December 18, 1995, concurrent with the issuance of Series F preferred stock. A total of 45,360 of these shares remain in escrow as of December 31, 1995 pending finalization of an ex-employee matter.

In October 1994, the Company loaned a Director of the Company, $178,000 to purchase 76,080 shares of common stock at a purchase price of $2.00 per share and 3,920 shares of redeemable convertible Series D preferred stock at a purchase price of $6.55 per share. The note bears interest at 7.69% per annum. Principal and accrued interest are due in October 2004. The note is secured by a pledge of the stock by the Director and is non-recourse to the Director. The note principal is included as a component of stockholders' equity and redeemable convertible preferred stock on the accompanying consolidated balance sheets as of December 31, 1994 and 1995.

Stock Option/Stock Issuance Plan

During 1994, the Board of Directors adopted the 1994 Stock Option/Stock Issuance Plan (the Plan) under which incentive stock options may be granted to employees and officers and nonqualified (supplemental) stock options may be granted to employees, officers, directors, and consultants to purchase shares of the Company's common stock. Accordingly, the Company, as of December 31, 1995, had reserved a total of

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

1,000,000 shares of the Company's common stock for issuance upon the exercise of options granted pursuant to the Plan. Options granted under the Plan generally expire 10 years following the date of grant and are subject to limitations on transfer.

Option grants under the Plan are subject to various vesting provisions, all of which are contingent upon the continuous service of the optionee and may not impose vesting criterion more restrictive than 20% per year. The exercise price of options granted under the Plan must equal or exceed the fair market value of the Company's common stock on the date of grant. Unless otherwise terminated by the Board of Directors, the Plan automatically terminates in January 2004.

A summary of stock option/stock issuance transactions under the Plan follows:

                                      Shares
                                    available
                                    for grant    Outstanding Options
                                    ---------- ----------------------
                                                Number       Price
                                               of shares   per share
                                               --------- ------------
Initial shares reserved............ 1,000,000         -             -
Options granted....................  (761,920)  761,920   $.25 - 2.50
                                    ---------- --------- ------------
Balances as of December 31, 1994...   238,060   761,920   $.25 - 2.50
Options granted....................  (160,000)  160,000  $6.25 - 6.88
Options canceled...................    40,000   (40,000)         $.25
                                    ---------- --------- ------------
Balances as of December 31, 1995...   118,080   881,920  $6.25 - 6.88
                                    ========== =========

As of December 31, 1995, there were 399,448 vested options.

(6) Income Taxes

The Company has incurred net losses since inception and has not recorded any provision for income taxes. The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 34% to net loss before income taxes and the actual provision for income taxes as of December 31, 1993, 1994, and 1995 follows (in thousands):


                                                               1993    1994    1995
                                                              ------- ------ --------

Income tax (benefit) at statutory rate.......................  $(286)  (851)  (3,832)
Equity in losses of foreign affiliates.......................      -      -    1,277
License amortization.........................................      -      -      344
Net operating loss and temporary differences for which no tax
benefit was recognized.......................................    286    851    2,211
                                                              ------- ------ --------
                                                                  $-      -        -
                                                              ======= ====== ========


The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 1994 and 1995 are as follows (in thousands):

                                                     1994     1995
                                                   -------- --------
Deferred tax assets:
Loss carryovers and deferred start-up expenditures  $1,360    3,911
Less valuation allowance..........................  (1,360)  (3,911)
                                                   -------- --------
Total deferred tax assets.........................       -        -
                                                   ======== ========

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The valuation allowance as of December 31, 1994 and 1995 was $1,360,000 and $3,911,000, respectively. The net changes in valuation allowance during 1994 and 1995 was an increase of $960,000 and $2,551,000, respectively.

As of December 31, 1995, the Company has cumulative U.S. federal net operating losses of approximately $9,200,000, which can be used to offset future income subject to federal income taxes. The federal tax loss carryforwards will expire from 2008 through 2010. The Company has cumulative California net operating losses of approximately $5,900,000, which can be used to offset future income subject to California income taxes. The California tax loss carryforwards will expire from 1998 through 2000.

The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" as defined. All U.S. federal and California net operating loss carryforwards are subject to limitation as a result of these restrictions. The ownership change restrictions are not expected to impair the Company's ability to utilize the affected carryforward items. If there should be a subsequent ownership change, as defined, of the Company, its ability to utilize its carryforwards could be reduced.

(7) Commitments and Contingencies

Lease Commitments

The Company leases a facility under a noncancelable operating lease expiring in May 1999. Future minimum lease payments due under the lease total approximately $62,000, $63,000, $63,000, and $26,000 in 1996 through 1999, respectively.

Rent expense was approximately $14,000, $47,000, and $60,000 for the years ended December 31, 1993, 1994, and 1995, respectively.

Capital Contributions

In order to protect the Company's investments in affiliates from ownership dilution, the Company has committed to make additional capital contributions to the LWBs as needed.

The Company also anticipates making additional investments in various operating companies totalling $16,500,000, including the acquisition of the remaining 50% interest in TeamTalk Limited for $3,198,000 (see Note 9).

Note Payable

The Company is jointly and severally liable on a $16,000,000 note payable to an unrelated party in connection with its RHP investment. The note bears interest at 6.95% with principal and interest due October 10, 1996. The Company has recorded its pro rata share of this note on the accompanying consolidated balance sheet. In the event that the other payors, which are also shareholders of RHP, and RHP itself are unable to honor their pro rata obligation, the Company would be wholly liable.


Guarantee of Debt of Equity Investee

In connection with a Ringgit 91,000,000 (approximately $35,800,000 as translated using effective exchange rates at December 31, 1995) senior credit facility with a Malaysian bank obtained by the Company's 30% equity investee, STW, the Company along with other STW shareholders, executed a financial "keep well" covenant pursuant to which they have agreed (i) to ensure that STW will remain solvent and be able to meet its financial liabilities when due and (ii) to ensure that the project is timely completed and to make additional debt and equity investments in STW to meet cost overruns. The loan is repayable by STW in

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY eleven semi-annual installments beginning October 8, 1997. The Company and other STW shareholders have separately executed an agreement, whereby each shareholder has agreed to share in the liability on a pro rata basis in relation to their interest in STW. In the event that the bank were to seek repayment from the STW shareholders and the other shareholders were unable to honor their pro rata share in the liability, the Company might be liable for the full amount of the outstanding amount of the loan. As of December 31, 1995, the balance on this loan was Ringgit 54,640,000 or $21,500,000.

The Company does not believe it is practicable to estimate the fair value of the guarantee and does not believe exposure to loss is likely. Accordingly, no provision has been made in the accompanying consolidated financial statements.

The Company, through its affiliate, New Zealand Wireless Limited, owns 15% of PT Mobilkom Telekomindo (Mobilkom). Mobilkom expects to fund the continued buildout of its network and the acquisition of subscriber terminals primarily through a seven-year $50 million revolving/reducing credit facility which it has obtained from a syndicate of Thai banks. Borrowings under the credit facility bear interest at a floating rate based on LIBOR and are secured by substantially all of Mobilkom's assets and a pledge of all the capital stock held by the Company and Mobilkom's other shareholders. Another Mobilkom shareholder has guaranteed borrowings of up to $25 million under the credit facility. As of June 30, 1996, borrowings of approximately $20 million were outstanding under this facility.

The Company indirectly owns a 17.5% equity interest in PT Mobile Selular Indonesia ("Mobisel"), a provider of cellular services in Indonesia through its 25% ownership in RHP. Mobisel has obtained a five-year $60 million credit facility from Nissho Iwai International (Singapore) Pte. Ltd. ("Nissho Iwai") to finance the construction of its network and the purchase of subscriber terminals. Borrowings under the credit facility bear interest at a floating rate based on LIBOR and are secured by all of Mobisel's assets and a pledge of all the capital stock held by RHP. RHP has also guaranteed the credit facility. As of June 30, 1996, borrowings of approximately $35 million were outstanding under this facility.

(8) Geographic Information

Information about the Company's consolidated operations in different geographic areas for the three years ended December 31, 1993, 1994 and 1995 is as follows (in thousands):

                            As of December 31,
                        --------------------------
                         1993     1994     1995
                        ------- -------- ---------
Operating loss:
Latin America..........      -        -      (154)
Southeast Asia.........      -        -         -
Pacific and Far East...      -        -    (3,756)
United States..........   (809)  (2,481)   (6,211)
                        ------- -------- ---------
                         $(809)  (2,481)  (10,121)
                        ======= ======== =========
Identifiable assets:
Latin America..........    668    2,157    13,017
Southeast Asia.........      -       10     5,658
Pacific and Far East...  1,056    3,429    50,017
United States..........    916   12,828    26,951
                        ------- -------- ---------
                        $2,640   18,424    95,643
                        ======= ======== =========

The Company's consolidated operations in Latin America are in Brazil and Peru. The Company's consolidated operations in Southeast Asia are in Pakistan. The Company's equity method and cost investees are included in the geographic areas in which principal operations exist or will exist (see Note 3).

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

(9) Subsequent Events

On March 6, 1996, the Board of Directors approved the amendment and restatement to the 1994 Stock Option/Stock Issuance Plan which authorizes the issuance of an additional 1,000,000 shares of common stock thereunder.

On April 26, 1996, two notes payable, each in the amount of $900,000, plus accrued interest were converted into 274,800 shares of the Company's Series D preferred stock.

On June 10, 1996, the Board approved a $3,080,000 bridge loan to the Company's local partner in its Mexican ECTR joint venture. On June 11, 1996, the Board of Directors approved the amendment and restatement to the 1994 Stock Option/Stock Issuance Plan which authorizes the issuance of an additional 400,000 shares of common stock thereunder.

On June 28, 1996, the Board approved and the Company funded $3,042,000 for its 20% interest in a National Taiwan Trunking Project. The funds have been placed in an interest bearing account pending favorable government approval of their various telecommunication license applications.

On July 12, 1996, the Board approved an initial investment of up to $5,250,000 for a 30% interest in the Taiwan Paging Project (a portion of this amount was funded in July 1996).

On July 26, 1996, the Company acquired 1,700,000 shares of TeamTalk Limited for a purchase price of approximately $3,198,000. The acquisition resulted in IWC obtaining a 100% ownership interest in TeamTalk Limited.

On July 26, 1996, the Company entered into a Loan Agreement (the "1996 TD Loan Agreement") with Toronto Dominion (Texas), Inc., an affiliate of Toronto Dominion, providing for a $10.0 million revolving credit facility. Subject to the terms and conditions of the 1996 TD Loan Agreement, the Company is able to borrow funds in an initial amount of at least $2,000,000 and additional amounts in integral multiples of at least $1.0 million. All borrowings are evidenced by a promissory note bearing interest at a specified base rate plus a margin increasing from 2.25% to 3.75% over the term of the facility or a specified LIBOR rate plus a margin increasing from 3.5% to 5.0% over the term of the facility and are due in July 1997, subject to mandatory repayment, without premium, from the net proceeds from any public or private sale of debt or equity securities, the net proceeds from certain asset sales by the Company or its subsidiaries, or certain other events. The obligations of the Company under the 1996 TD Loan Agreement and the note issued pursuant thereto are secured by a pledge by the Company of all capital stock of certain of the Company's subsidiaries and affiliates. On July 26, 1996, the Company borrowed $7,000,000 under the 1996 TD Loan Agreement.

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

              INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC.
                                 AND SUBSIDIARY

                  Consolidated Condensed Financial Statements

                      December 31, 1995 and March 31, 1996

                                  (Unaudited)

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets

                      December 31, 1995 and March 31, 1996
                       (In thousands, except share data)



                                                                               December 31,  March 31,
                                                                                   1995        1996
- ------------------------------------------------------------------------------ ------------ -----------
                                                                                            (Unaudited)
                                    ASSETS

Current assets:
Cash and cash equivalents.....................................................     $25,398      15,463
Notes receivable from affiliates..............................................         338       1,445
Advances to affiliate.........................................................         728       2,722
Other current assets..........................................................         387         548
                                                                               ------------ -----------
Total current assets..........................................................      26,851      20,178
Property and equipment, net...................................................       4,269       4,383
Investments in affiliates.....................................................      52,280      50,861
Telecommunication licenses, net...............................................      12,106      11,955
Other assets..................................................................         137         424
                                                                               ------------ -----------
Total assets..................................................................     $95,643      87,801
                                                                               ============ ===========

                      LIABILITIES, REDEEMABLE CONVERTIBLE
                   PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses.........................................      $5,757       1,495
Notes payable to related party................................................       1,800       1,800
Note payable..................................................................       4,000       4,000
                                                                               ------------ -----------
Total current liabilities.....................................................      11,557       7,295
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $.01 par value per share; 21,541,480 shares designated; 15,698,400 shares issued and outstanding in 1995 and 1996, respectively; net of note receivable from stockholder of $26 in 1995 and 1996;
liquidation preference of $105,509 as of March 31, 1996.......................      98,254      98,254
Stockholders' deficit:
Convertible preferred stock, $.01 par value per share; 1,200,000 shares designated, issued, and outstanding in 1995 and 1996; liquidation preference
of $1,020 as of March 31, 1996................................................          12          12
Common stock, $.01 par value per share; 26,000,000 shares authorized;
328,000 shares issued and outstanding in 1995 and 1996........................           3           3
Additional paid-in capital....................................................         748         748
Note receivable from stockholder..............................................        (152)       (152)
Accumulated deficit...........................................................     (14,779)    (18,359)
                                                                               ------------ -----------
Total stockholders' deficit...................................................     (14,168)    (17,748)
                                                                               ------------ -----------
Total liabilities, redeemable convertible preferred stock and stockholders'
deficit.......................................................................    $ 95,643      87,801
                                                                               ============ ===========


          See accompanying notes to consolidated financial statements.
                                      F-25

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                     Consolidated Statements of Operations

                   Three months ended March 31, 1995 and 1996
                                 (In thousands)

                                        1995        1996
                                       ---------- --------
                                           (Unaudited)
Operating revenue.....................    $-           -
Operating expenses:
General and administrative expenses...    830       2,285
Equity in losses of affiliates........     -        1,419
                                       ---------- --------
Loss from operations..................   (830)     (3,704)
Other income (expense):
Interest income.......................     95         242
Interest expense......................       (41)    (119)
Other.................................       -          1
                                       ---------- --------
Net loss..............................  $(776)     (3,580)
                                       ========== ========


          See accompanying notes to consolidated financial statements.
                                      F-26

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                   Three months ended March 31, 1995 and 1996
                                 (In thousands)





                                                                               1995      1996
                                                                            ---------- --------
                                                                                (Unaudited)

Cash flows from operating activities:
Net loss...................................................................     $(776)  (3,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation...............................................................         4       13
Amortization...............................................................        10      161
Equity in losses of affiliates.............................................        -     1,419
Changes in operating assets and liabilities:
Other current assets.......................................................        (6)    (161)
Accounts payable and accrued expenses......................................      (108)  (4,262)
                                                                            ---------- --------
Net cash used in operating activities......................................      (876)  (6,410)
                                                                            ---------- --------
Cash flows from investing activities:
Purchases of property and equipment........................................        (5)    (127)
Notes receivable from affiliates...........................................         1   (1,107)
Advances to affiliate......................................................        -    (1,994)
Investments in affiliates..................................................    (9,362)      -
Other assets...............................................................       204     (297)
                                                                            ---------- --------
Net cash used in investing activities......................................    (9,162)  (3,525)
                                                                            ---------- --------
Net increase in cash and cash equivalents..................................   (10,038)  (9,935)
Cash and cash equivalents at beginning of year/period......................    10,298   25,398
                                                                            ---------- --------
Cash and cash equivalents at end of year/period............................      $260   15,463
                                                                            ========== ========
Supplemental cash flow information:
Cash paid for interest.....................................................       $-         4
                                                                            ========== ========
Noncash financing and investing activities:
Conversion of note receivable from affiliate to investment in affiliate....    $2,020       -
                                                                            ========== ========


          See accompanying notes to consolidated financial statements.
                                      F-27

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

              Notes to Consolidated Condensed Financial Statements



(1) Nature of Business and Summary of Significant Accounting Policies

Nature of Business

International Wireless Communications, Inc. and subsidiaries (IWC or the Company) was incorporated in Delaware in 1992. The Company develops, owns, and operates wireless communications companies in emerging markets throughout Asia and Latin America. These local wireless businesses (LWBs) provide a variety of communications services. Together with local and strategic partners, the Company has interests in Brazil, India, Indonesia, Malaysia, Mexico, New Zealand, Pakistan, Peru, and the Philippines.

In the opinion of management, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with IWC's audited consolidated financial statements as of December 31, 1994 and 1995, and for each of the years in the three-year period ended December 31, 1995, including notes thereto. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

International Wireless Communications Holdings, Inc. ("IWC Holdings") was incorporated in Delaware in July 1996 as a holding company whose primary asset is the capital stock of IWC. Subsequent to the formation of IWC Holdings, the Company completed a reorganization in which each share of the then outstanding capital stock of IWC, which became a wholly owned subsidiary of IWC Holdings, was converted into 40 shares of the corresponding class and series of capital stock of IWC Holdings. IWC Holdings assumed and became the successor to the agreements of the Company relating to capital stock. All data related to shares and per share amounts for all periods presented have been adjusted to reflect the effect of the stock conversion.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of International Wireless Communications, Inc. and its wholly owned subsidiary, Servicos de Radiocomunicacoes Ltda. (SRC) located in Brazil. In addition, the accompanying consolidated financial statements include accounts of two majority owned subsidiaries, M/S Mobilcom (Pte) Ltd. (Mobilcom), and PeruTel S.A. (PeruTel). All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interests are not reflected in the accompanying consolidated financial statements as they are immaterial.




(2) Balance Sheet Components

Balance sheet components are as follows (in thousands):

                                 December 31, March 31,
                                     1995        1996
- -------------------------------- ------------ ---------
Property and equipment
Furniture and fixtures..........          $40        40
Equipment.......................          126       166
Automobiles.....................           34        72
Construction in process.........        4,125     4,174
                                 ------------ ---------
                                        4,325     4,452
Less accumulated depreciation...           56        69
                                 ------------ ---------
Property and equipment, net.....       $4,269     4,383
                                 ============ =========

                                       December 31, March 31,
                                           1995        1996
- -------------------------------------- ------------ ---------
Telecommunication licenses
SRC...................................       $6,714     6,714
Mobilcom..............................        5,439     5,439
                                       ------------ ---------
                                             12,153    12,153
Less accumulated amortization.........           47       198
                                       ------------ ---------
Telecommunication licenses, net.......     $ 12,106    11,955
                                       ============ =========
Accounts payable and accrued expenses:
Professional services.................       $3,041       752
Employee compensation and benefits....          189       154
Interest..............................          256       371
Equipment purchases...................        1,719        -
Accounts payable and other............          552       218
                                       ------------ ---------
                                             $5,757     1,495
                                       ============ =========


(3) Investments in Affiliates

The Company's investments in affiliates represent interests in various LWBs in several developing countries. These investments are accounted for under the equity or cost methods.

Equity Investments

For those investments in companies in which the Company's voting interest is 20% to 50%, or for investments in companies in which the Company exerts significant influence through board representation and management authority, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the affiliates, limited to the extent of the Company's investment in and advances to the affiliates, including any debt guarantees or other contractual funding commitments. The Company's share of net earnings or losses of affiliates includes the amortization of purchase accounting adjustments for the excess of cost over the net book value of the interest acquired. All affiliated companies have fiscal years ended December 31. Investments in affiliated companies as of December 31, 1995 and March 31, 1996 are as follows:


                                                                                Portion of
                                                                           investment exceeding
                                                                              Company's share
                                                            Investments in   of the underlying
                                                Percentage o  affiliated      historical net
                                                 ownership   companies(1)         assets
                                                ----------- -------------- --------------------
  Country            Affiliated company         1995  1996    1995   1996     1995       1996
- ----------- ----------------------------------- ----- ----- ------- ------ ---------- ---------

Malaysia    Syarikat Telefon Wireless (STW)....   30%   30% $20,879 20,333    $17,459    17,459
Indonesia   PT Rajasa Hazanah Perkasa (RHP)....   25%   25%  24,539 24,461     23,680    23,680
New Zealand TeamTalk Limited (TeamTalk)........   50%   50%   2,345  2,091      1,712     1,712
India       HFCL Mobile Radio Limited (HFCL)...   49%   49%     243    243        243       243
Indonesia   PT Binamulti Visualindo
            (PTBV).............................   49%   49%     206    206        206       206
                                                            ------- ------ ---------- ---------
                                                             48,212 47,334     43,300    43,300
Less accumulated amortization..................                 966  1,507        966     1,507
                                                            ------- ------ ---------- ---------
                                                            $47,246 45,827    $42,334    41,793
                                                            ======= ====== ========== =========


- ------
(1) Adjusted for the Company's share of equity losses of affiliated companies. INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

Cost Investments

The Company uses the cost method of accounting for three other investments. They are Corporacion Mobilcom, S.A. de C.V. (Tricom), PT Mobilkom Telekomindo (Mobilkom), and Universal Telecommunication Service, Inc. (UTS). The Company's ownership percentage is 2.47%, 15% and 19%, respectively. Both Tricom and Mobilkom are operating entities. UTS, owned directly, and indirectly through Mobilcom Corporation, is nonoperating as of March 31, 1996.

  The following represents the Company's carrying value of these cost investments:

            December 31, March 31,
                1995      1996
- ----------- ------------ ----------
Tricom.....       $2,062      2,062
Mobilkom...        1,500      1,500
UTS........        1,472      1,472
            ------------ ----------
                  $5,034      5,034
            ============ ==========

(4) Related Party Transactions

Notes Receivable from Affiliates

During the three months ended March 31, 1996, the Company issued a series of 90-day interest-free promissory notes to RHP totaling $1,090,000, bringing the total amount loaned to RHP to $1,218,000. All notes to RHP have subsequently been extended.

Advances to Affiliate


In January 1996, the Company advanced an aggregate of $1,994,000 to TeamTalk Limited, bringing the total amount advanced as of March 31, 1996 to $2,722,000. The advances are interest-free with no stated terms.

(5) Stock Option/Stock Issuance Plan

On March 6, 1996, the Board of Directors approved the amendment and restatement to the 1994 Stock Option/Stock Issuance Plan which authorizes the issuance of an additional 1,000,000 shares of common stock thereunder. The Board of Directors then granted an additional 764,000 options at an exercise price of $8.13.

(6) Commitments and Contingencies

Capital Contributions

In order to protect the Company's investments in affiliates from ownership dilution, the Company has committed to make additional capital contributions to the LWBs as needed.

The Company anticipates making additional investments in various operating companies totalling $14,500,000, including the acquisition of the remaining 50% interest in TeamTalk Limited for $3,198,000 (see Note 7).

Note Payable

The Company is jointly and severally liable on a $16,000,000 note payable to an unrelated party in connection with its RHP investment. The note bears interest at 6.95% with principal and interest due October 10, 1996. The Company has recorded its pro rata share of this note on the accompanying consolidated balance sheet. In the event that the other payors, which are also shareholders of RHP, and RHP itself, are unable to honor their pro rata obligation, the Company would be wholly liable.

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

Guarantee of Debt of Equity Investee

In connection with a Ringgit 91,000,000 (approximately $35,800,000 as translated using effective exchange rates at December 31, 1995) senior credit facility with a Malaysian bank obtained by the Company's 30% equity investee, STW, the Company along with other STW shareholders, executed a financial "keep well" covenant pursuant to which they have agreed (i) to ensure that STW will remain solvent and be able to meet its financial liabilities when due and (ii), to ensure that the project is timely and completed, to make additional debt and equity investments in STW to meet cost overruns. The loan is repayable by STW in eleven semi-annual installments beginning October 8, 1997. The Company and other STW shareholders have separately executed an agreement, whereby each shareholder has agreed to share in the liability on a pro rata basis in relation to their interest in STW. In the event that the bank were to seek repayment from the STW shareholders and the other shareholders were unable to honor their pro rata share in the liability, the Company might be liable for the full amount of the outstanding amount of the loan. As of December 31, 1995, the balance on this loan was Ringgit 54,640,000 or $21,500,000. No provision has been made in the accompanying consolidated financial statements for any loss that might result from this arrangement.

The Company, through its affiliate, New Zealand Wireless, owns 15% of PT Mobilkom Telekcomindo (Mobilkom). Mobilkom expects to fund the continued buildout of its network and the acquisition of subscriber terminals primarily through a seven-year $50 million revolving/reducing credit facility which it has obtained from a syndicate of Thai banks. Borrowings under the credit facility bear interest at a floating rate based on LIBOR and are secured by substantially all of Mobilkom's assets and a pledge of all the capital stock held by the Company and Mobilkom's other shareholders. Another Mobilkom shareholder has guaranteed borrowings of up to $25 million under the credit facility. As of June 30, 1996, borrowings of approximately $20 million were outstanding under this facility.

The Company indirectly owns a 17.5% equity interest in PT Mobile Selular Indonesia ("Mobisel"), a provider of cellular services in Indonesia through its 25% interest in RHP. Mobisel has obtained a six-year $60 million credit facility from Nissho Iwai International (Singapore) PTE., LTD. ("Nissho Iwai") to finance the construction of its network and the purchase of subscriber terminals. Borrowings under the credit facility bear interest at a floating rate based on LIBOR and are secured by all of Mobisel's assets and a pledge of all the capital stock held by RHP and Mobisel's other shareholders. RHP has also guaranteed the credit facility. As of June 30, 1996, borrowings of approximately $35 million were outstanding under this facility.

(7) Subsequent Events

Notes payable as of December 31, 1995, consisted of two notes payable to Vanguard Cellular Operating Corp. (Vanguard), a significant stockholder, each in the amount of $900,000 plus accrued interest and bearing interest at 9% compounded annually. On April 26, 1996, these notes were converted into 274,800 of the Company's shares of Series D Preferred Stock.

On June 10, 1996, the Board approved a $3,080,000 bridge loan to the Company's local partner in its Mexican ECTR joint venture. On June 11, 1996, the Board of Directors approved the amendment and restatement to the 1994 Stock Option/Stock Issuance Plan which authorizes the issuance of an additional 400,000 shares of common stock thereunder.

On June 28, 1996, the Board approved and the Company funded $3,042,000 for its 20% interest in a national Taiwan Trunking Project. The funds have been placed in an interest bearing account pending favorable government approval of their various telecommunication licenses applications.

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

On July 8, 1996, International Wireless Communications Holdings, Inc. ("IWC Holdings") was incorporated as a holding company whose primary asset is all of the outstanding capital stock of International Wireless Communications, Inc.

On July 12, 1996, the Board approved an initial investment of up to $5,250,000 for a 30% interest in the Taiwan Paging Project (a portion of this amount was funded in July 1996).

On July 26, 1996, the Company acquired 1,700,000 shares of TeamTalk Limited for a purchase price of $3,198,000. The acquisition resulted in IWC obtaining a 100% ownership interest in TeamTalk Limited.

On July 26, 1996, the Company entered into a Loan Agreement (the "1996 TD Loan Agreement") with Toronto Dominion (Texas), Inc., an affiliate of Toronto Dominion, providing for a $10.0 million revolving credit facility. Subject to the terms and conditions of the 1996 TD Loan Agreement, the Company is able to borrow funds in an initial amount of at least $2,000,000 and additional amounts in integral multiples of at least $1.0 million. All borrowings are evidenced by a promissory note bearing interest at a specified base rate plus a margin increasing from 2.25% to 3.75% over the term of the facility or a specified LIBOR rate plus a margin increasing from 3.5% to 5.0% over the term of the facility and are due in July 1997, subject to mandatory repayment, without premium, from the net proceeds from any public or private sale of debt or equity securities, the net proceeds from certain asset sales by the Company or its subsidiaries, or certain other events. The obligations of the Company under the 1996 TD Loan Agreement and the note issued pursuant thereto are secured by a pledge by the Company of all capital stock of certain of the Company's subsidiaries and affiliates. On July 26, 1996, the Company borrowed $7,000,000 under the 1996 TD Loan Agreement.