Form 10-Q
period 1996-09-30
VANGUARD CELLULAR SYSTEMS INC
filed 1996-11-14
CIK 771178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[ X ]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended           SEPTEMBER 30, 1996
                                     ------------------------------------
                                       or

[     ]           TRANSITION REPORT PURSUANT TO SECTION A3 OR 15(d) OF THE
                          SECURITIES AND EXCHANGE ACT OF 1934

   For the transition period from                                    to

COMMISSION FILE NUMBER  0-16560

                         VANGUARD CELLULAR SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


                        NORTH CAROLINA                                         56-1549590
(State or other jurisdiction of incorporation or organization)    (I.R.S.Employer Identification No.)


              2002 Pisgah Church Road, Suite 300
                 Greensboro, North Carolina                       27455-3314
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

                            Yes X        No ___.

The number of shares outstanding of the issuer's common stock as of October 1, 1996 was 41,339,243.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                                      INDEX



PART I. FINANCIAL INFORMATION



  Item 1.                           Financial Statements (Unaudited)
                                    Condensed Consolidated Balance Sheets -                     I-1
                                    September 30, 1996 and December 31, 1995.

                                    Condensed Consolidated Statements of Operations -           I-2
                                    Three months and nine months ended September 30, 1996
                                    and 1995

                                    Condensed Consolidated Statements of Cash Flows -           I-3
                                    Nine months ended September 30, 1996 and 1995

                                    Notes to Condensed Consolidated Financial                   I-4
                                    Statements

  Item 2.                           Management's Discussion and Analysis of Financial Condition
                                    and Results of Operations                                   I-11


PART II.  OTHER INFORMATION

  Item 6.                           Exhibits and Reports on Form 8-K                            II-1


SIGNATURES                                                                                      II-2


Item 1. Financial Statements

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(Amounts in thousands, except per share data)
                                                                              SEPTEMBER 30,  DECEMBER 31,
-------------------------------------------------------------------------------------------------------------
ASSETS                                                                             1996          1995
-------------------------------------------------------------------------------------------------------------
(Substantially all pledged on long-term debt)                                  (UNAUDITED)    (SEE NOTE)

Current Assets:
   Cash                                                                     $     5,505     $      8,085
   Accounts receivable, net of allowances for doubtful accounts of $5,422
     and $5,823                                                                  30,781           31,270
   Cellular telephone inventories                                                11,747            8,957
   Prepaid expenses                                                               1,770            1,498
---------------------------------------------------------------------------------------------------------
              Total current assets                                               49,803           49,810
---------------------------------------------------------------------------------------------------------

Investments                                                                     339,886          306,760

Property and Equipment, net of accumulated depreciation of $113,658 and
   $94,057                                                                      287,310          225,206

Other Assets, net of accumulated amortization of $6,118 and $3,390               20,279           14,801
---------------------------------------------------------------------------------------------------------
              Total assets                                                  $   697,278     $    596,577
---------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------

Current Liabilities:
   Accounts payable and accrued expenses                                    $    57,552     $     43,147
   Customer deposits                                                              1,116            1,666
---------------------------------------------------------------------------------------------------------
             Total current liabilities                                           58,668           44,813
---------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                  592,950          522,143
---------------------------------------------------------------------------------------------------------

Minority Interests                                                                 --                573
---------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Shareholders' Equity:
   Preferred stock - $.01 par value, 1,000 shares authorized, no shares
     issued                                                                        --                --
   Common stock, Class A - $.01 par value, 250,000 shares authorized,
     41,339 and 41,312 shares issued and outstanding                                413              413
   Common stock, Class B - $.01 par value, 30,000 shares authorized,
     no shares issued                                                              --                --
   Additional capital in excess of par value                                    239,110          238,662
   Net unrealized holding losses                                                (10,512)         (16,395)
   Accumulated deficit                                                         (183,351)        (193,632)
---------------------------------------------------------------------------------------------------------
             Total shareholders' equity                                          45,660           29,048
---------------------------------------------------------------------------------------------------------
             Total liabilities and shareholders' equity                     $   697,278     $    596,577
---------------------------------------------------------------------------------------------------------

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

NOTE: THE BALANCE SHEET AT DECEMBER 31, 1995 HAS BEEN DERIVED FROM THE AUDITED
FINANCIAL STATEMENTS AT THAT DATE.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


 (Amounts in thousands, except per share data)


                                                                  VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


 (Amounts in thousands, except per share data)

                                                  THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                  1996                    1995                 1996                         1995
------------------------------------------------------------------------------------------------------------------------------------


                                                 (Unaudited)             (Unaudited)                   (Unaudited)       (Unaudited)
Revenues:
      Service revenue                          $         75,305          $        58,823        $        208,068  $         156,670
      Cellular telephone equipment revenue                3,297                    3,130                   9,877             12,231
      Other                                               1,021                      751                   3,316              2,374
-----------------------------------------------------------------------------------------------------------------------------------
                                                         79,623                   62,704                 221,261            171,275
------------------------------------------------------------------------------------------------------------------------------------


Costs and Expenses:
      Cost of service                                    6,425                     6,150                  23,837             17,652
      Cost of cellular telephone equipment               6,369                     4,961                  16,475             21,216
      General and administrative                        20,529                    15,824                  57,073             43,309
      Marketing and selling                             15,747                    12,375                  43,047             38,978
      Depreciation and amortization                     12,953                     9,589                  34,496             26,424
------------------------------------------------------------------------------------------------------------------------------------
                                                        62,023                    48,899                 174,928            147,579
------------------------------------------------------------------------------------------------------------------------------------
Income From Operations                                  17,600                    13,805                  46,333             23,696

Net Gain (Loss) on Dispositions                          2,426                      (134)                  1,796               (145)

Interest Expense                                       (12,147)                   (9,853)                (33,868)           (27,835)

Equity in losses of unconsolidated investments          (5,476)                     (631)                 (5,083)              (685)

Other, net                                                 490                       114                   1,072                (39)
------------------------------------------------------------------------------------------------------------------------------------


Income (Loss) Before Minority Interests                  2,893                     3,301                  10,250             (5,008)

Minority Interests                                          (5)                      (10)                     31               (185)


-----------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                             $          2,888          $          3,291        $         10,281  $          (5,193)
------------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss) Per Share                   $           0.07          $           0.08        $           0.25  $           (0.13)
------------------------------------------------------------------------------------------------------------------------------------



Weighted Average Number of Common
  Shares Outstanding                                    41,339                    41,207                   41,325            41,029
------------------------------------------------------------------------------------------------------------------------------------



The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



       (Dollar amounts in thousands)

       -----------------------------------------------------------------------------------------------------------------------
                                                                                                     1996             1995
       -----------------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)      (Unaudited)
       Cash flows from operating activities:
            Net income (loss)                                                                 $     10,281      $    (5,193)
            Adjustments to reconcile net loss to net cash provided by
               operating activities:
               Depreciation and amortization                                                        34,496           26,424
               Amortization of deferred debt issuance costs                                          1,302              748
               Equity in losses of unconsolidated investments                                        5,083              685
               Amortization of bond investment discount                                              (288)                0
               Minority interests                                                                      (31)             185
               Net (gain) loss on dispositions                                                      (1,796)             145
               Noncash compensation for management consulting services                              (2,193)          (1,874)
               Changes in current items:
                Accounts receivable, net                                                               489           (7,059)
                Cellular telephone inventories                                                      (2,790)           4,552
                Account payable and accrued expenses                                                 7,105           (6,068)
                Other, net                                                                            (799)             (70)
       ---------------------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                                           50,859           12,475
       ---------------------------------------------------------------------------------------------------------------------

       Cash flows from investing activities:
            Purchases of property and equipment                                                    (84,701)         (94,629)
            Proceeds from dispositions of Cellular Interests                                         4,644                0
            Proceeds from dispositions of property and equipment                                       518               95
            Payments for acquisition of investments                                                (36,718)         (64,038)
            Capital contributions to unconsolidated cellular entities                                 (221)            (318)
       ---------------------------------------------------------------------------------------------------------------------
                Net cash used in investing activities                                             (116,478)        (158,890)
       ---------------------------------------------------------------------------------------------------------------------

       Cash flows from financing activities:
            Principal payments of long-term debt                                                  (193,004)              (4)
            Net proceeds from issuance of common stock                                                 448            3,108
            Proceeds of long-term debt                                                             263,802          146,500
            Debt issuance costs                                                                     (6,909)             (88)
            Increase in other assets                                                                (1,298)            (140)
       ---------------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                                           63,039          149,376
       ---------------------------------------------------------------------------------------------------------------------

       Net increase (decrease) in cash                                                              (2,580)           2,961
       Cash, beginning of period                                                                     8,085            5,745
       ---------------------------------------------------------------------------------------------------------------------
       Cash, end of period                                                                    $      5,505      $     8,706
       ---------------------------------------------------------------------------------------------------------------------

       SUPPLEMENTAL DISCLOSURE OF INTEREST PAID                                               $     27,354      $    23,058
       ---------------------------------------------------------------------------------------------------------------------


       The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
(UNAUDITED)
NOTE 1:                             BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Vanguard Cellular Systems, Inc. and Subsidiaries (the Company) have been prepared without audit pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1995 annual report on Form 10-K.

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


NOTE 2:                             INVESTMENTS

                                                                  September 30, 1996      December 31, 1995
INVESTMENTS IN CELLULAR ENTITIES:                                     (unaudited)           (see note)
Consolidated entities
                  License cost                                           $290,019             $272,708
                  Accumulated amortization                                (34,512)             (29,546)
                                                                    -------------        -------------
                                                                          255,507              243,162
Entities carried on the equity method
                  Cost                                                    10,193                10,193
                  Accumulated share of earnings                            1,823                   177
                                                                    ------------         --------------
                                                                          12,016                10,370
                                                                    ------------        --------------

Entities carried on the cost method                                       13,996               13,853
                                                                    ------------        --------------
                                                                        281,519               267,385
                                                                    -----------         -------------

INVESTMENTS IN NONCELLULAR ENTITIES:
Entities carried on the equity method
                  Cost                                                   23,701                17,258
                  Accumulated share of losses                            (9,274)               (2,545)
                                                                    -------------       ---------------
                                                                         14,427                14,713
                                                                    ------------         -------------
Investments carrried as "Available For Sale"
                  Cost                                                   37,842               35,649
                  Net unrealized holding losses                         (10,512)             (16,396)
                                                                    -------------       ---------------
                                                                         27,330               19,253
                                                                    ------------        --------------

Other investments, at cost                                                7,424                5,409
                                                                    -------------       ---------------

Investment in debentures
                  At par                                                 18,000                  --
                  Discount                                               (8,814)                 --
                                                                    --------------     -----------------
                                                                          9,186                  --
                                                                    --------------     -----------------
                                                                         58,367               39,375
                                                                    -------------      ----------------

                                                                        $339,886           $ 306,760
                                                                    ============       =================



Note: The investment table at December 31, 1995 has been derived from the audited financial statements at that date.

CELLULAR ENTITIES

The Company continues to expand its ownership of cellular markets through strategic acquisitions. On August 12, 1996, the Company acquired the Logan, WV RSA ("WV-6 RSA") for a cash purchase price of $16.7 million. The WV-6 RSA is contiguous to the Company's West Virginia markets and its operations are managed as part of its West Virginia metro- cluster.

Subsequent to September 30, 1996, the Company completed the closing of an agreement to acquire four cellular markets contiguous to its West Virginia Metro-Cluster. The acquisition of these four markets, OH-9 RSA, OH-10 RSA (excluding Perry and Hocking counties), Parkersburg-Marietta, WV-OH MSA, and the remaining county in the WV-1 RSA, is in exchange for the Company's Orange County, NY cellular market and ownership interests in several minority owned cellular markets. The disposition represents 324,000 of Pops in Orange County and 71,000 of Pops in minority owned markets, and the acquisition adds 542,000 Pops to the West Virginia Metro-Cluster.

The markets discussed above are all operational cellular systems.

During the third quarter of 1996, the Company acquired the remaining portions of the State College, PA and Williamsport, PA MSA's and the PA-10 East RSA in exchange for $2.8 million in cash. These markets are now 100% owned by the Company.

NONCELLULAR INVESTMENTS

GEOTEK COMMUNICATIONS, INC.

In February 1994, the Company purchased from Geotek Communications, Inc. ("Geotek") 2.5 million shares of Geotek common stock for $30.0 million and received a series of options to purchase additional shares in Geotek in three linked transactions. In addition, the Company entered into a management consulting agreement to provide operational and marketing support in exchange for 300,000 shares of Geotek common stock per year. The investment in Geotek common shares is presented in the above table and is accounted for as "available for sale" pursuant to SFAS 115. On September 1, 1995 the Company purchased for $5.0 million in cash 531,463 shares of convertible preferred stock of Geotek with a stated value of $9.408 per share (the "Geotek Preferred Stock"). The investment in Geotek Preferred Stock is accounted for at cost and is included in other investments in the accompanying. The stock options previously granted to the Company by Geotek in 1994 have all expired unexercised. The expiration of the options also resulted in termination of the management agreement.

INTERNATIONAL WIRELESS COMMUNICATIONS, INC.

The Company owns approximately 35% of the outstanding stock of International Wireless Communications, Inc. ("IWC") and has invested an aggregate of $13.5 million in cash. IWC is a development stage Company specializing in securing, building and operating wireless businesses other than cellular telephone systems primarily in Latin America and Southeast Asia.

In the third quarter of 1996, IWC completed a private offering primarily to institutional investors of 14% Senior Secured Discount Notes Due 2001 and warrants to purchase shares of IWC common stock. As a result of its new financing, IWC will fund existing projects and will continue to explore other opportunities. As existing and new projects are in the network buildout phase the losses of IWC are expected to grow significantly. The Company will record its proportionate share of these losses under the equity method of accounting.

INTEROACT SYSTEMS, INCORPORATED

As of September 30, 1996, the Company had invested $10.0 million in InteroAct Systems, Incorporated ("InteroAct") for an ownership interest of approximately 26%. Intero Act is a development stage Company that provides consumer product manufacturers and retailers (currently supermarkets) the ability to offer targeted promotions to retail customers at the point of entry of a retail outlet through an interactive multi-media system utilizing ATM-like terminals.

InteroAct has incurred net losses since its inception. As a result of its new financing, InteroAct will accelerate the roll-out of its systems in retail supermarkets and the net losses incurred by InteroAct are expected to grow significantly. The Company will record its proportionate share of these losses under the equity method of accounting.

In the third quarter, InteroAct completed a private offering, primarily to institutional investors, in which the Company purchased for $12.0 million a total of 18,000 Units consisting of $18.0 million principal amount at maturity of 14% Senior Discount Notes Due 2003 and Warrants to purchase 132,012 shares of common stock at $.01 per share, subject to certain adjustments. At issuance, InteroAct placed a value of $8.9 million and $3.1 million on the debentures and warrants purchased by the Company, respectively. The shares issuable upon the exercise of these warrants presently represent approximately 2% of InteroAct's outstanding common stock. In addition, an existing warrant held by the Company was restructured whereby the Company has the right to acquire at any time prior to May 5, 2005 an aggregate of 900,113 shares of common stock for $23.50 per share, which shares presently represent approximately 10% of the outstanding common stock of InteroAct.

FINANCIAL INFORMATION OF EQUITY METHOD INVESTEES

Combined financial position and operating results measures of the Company's equity method investees, Eastern North Carolina Cellular Joint Venture, IWC and Intero Act, for the first nine months of 1996 and the 1995 year are as follows (in thousands):

                                                                       1996                    1995
                                                                   ------------               --------
                       Current assets                                $ 182,544               $  30,040
                       Non-current assets                              162,077                 119,528
                       Current liabilities                              14,193                  19,318
                       Non-current liabilities                         151,512                   2,701
                       Redeemable
                           Convertible Preferred Stock                 102,519                  98,845
                       Minority Interest                                 5,851                     335
                       Revenues                                         12,852                  14,050
                       Gross profit                                      7,486                   10,418
                       Loss from operations                            (21,219)                (12,787)

                       Net loss                                        (25,193)                (15,081)

The Company has recorded as its aggregate proportionate share of its equity method investees losses of $5.5 million, respectively, and $5.1 million for the three months and nine months ended September 30, 1996 and expects that losses for the fourth quarter of 1996 will be marginally higher.




NOTE 3:                LONG-TERM DEBT

Long-term debt consists of the following as of September 30, 1996 and December 31, 1995 (in thousands):


                                                                                      September 30,         December 31,
                                                                                        1996                      1995
                                                                                     (Unaudited)
                       Borrowings under the 1994 Credit Facility:
                           Term Loan                                                 $   325,000              $325,000
                           Revolving Loan                                                 68,000               197,000
                       Senior Debentures,
                           net of unamortized discount of $188                           199,812                   --
                       Other Long-Term Debt                                                  138                   143
                                                                                       ---------              ----------
                                                                                     $   592,950              $522,143
                                                                                     ===========              =========


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

SENIOR DEBENTURES. On April 10, 1996, the Company issued $200 million aggregate principal amount of 9 3/8% Senior Debentures due 2006 (the "Debentures") through an underwritten public offering. The Debentures were issued at a price to the public of 99.901 for a yield of 9.384%. The net proceeds from the sale of the Debentures of approximately $194.8 million were used to reduce borrowings under the Revolving Loan portion of the Credit Facility and pay approximately $844,000 of expenses in connection with an amendment to the Credit Facility. The Credit Facility was amended to permit issuance of the Debentures and require the structural subordination of the Debentures by making a subsidiary the primary obligor of the Credit Facility and all liabilities of the Company (other than the Debentures) and the owner of all stock and partnership interests of the Company's operating subsidiaries. The Debentures mature in 2006 and are redeemable at the Company's option, in whole or in part, at any time on or after April 15, 2001. There are no mandatory sinking fund payments for the Debentures. Interest is payable semi-annually. Upon a Change of Control Triggering Event (as defined in the Indenture for the Debentures), the Company will be required to make an offer to purchase the Debentures at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

INTEREST RATE PROTECTION. The Company maintains interest rate swap and interest rate cap agreements which provide protection against interest rate risk on the Credit Facility. At September 30, 1996, the Company had interest rate cap agreements in place covering a notional amount of $150 million. The interest rate cap agreements provide protection to the extent that LIBOR exceeds the strike level through the expiration date as follows:

          Strike Level              Notional Amount     Expiration Date

              9.0%                    $50 Million         December, 1996
              9.0%                     50 Million        December, 1997
              9.75%                    50 Million        December, 1997
                                       -----------
                                      $150 Million
                                      =============


The total cost of these interest rate cap agreements of $597,000 has been recorded in other assets in the consolidated balance sheet and is being amortized over the lives of the agreements as a component of interest expense.

Additionally, the Company maintains interest rate swap agreements that fix the LIBOR interest rate at 5.5% on a notional amount of $100 million through November, 1996 and at 6.0125% on a notional amount of $50 million through July, 1997. Under these swap agreements, the Company benefits if LIBOR interest rates increase above the fixed rates, and incurs additional interest expense if rates remain below the fixed rates. Any amounts received or paid under these agreements are reflected as interest expense over the period covered.

The effect of interest rate protection agreements on the operating results of the Company was to increase interest expense in the third quarter of 1996 by $102,000 and decrease interest expense by $124,000 in the same period in 1995, and in the nine month period ending September 30, 1996 and 1995, interest expense increased $477,000 and $1,000 respectively.


-------------------------------------------------------------------------------

NOTE 4:                       STOCK REPURCHASE PROGRAM

On November 11, 1996, the Company's Board of Directors authorized the repurchase of up to 2,500,000 shares of its Class A Common Stock from time to time in open market or other transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a summary of the Company's ownership interests in cellular markets in which the Company's ownership interests exceeded 20% at September 30, 1996 and 1995. This table does not include any ownership interests that were contracted for at these dates.


                                                                                                             September 30 ,
CELLULAR MARKETS                                                                                       1996                 1995
----------------                                                                                       ----                 ----

MID-ATLANTIC SUPERSYSTEM:
                  Allentown, PA/NJ                                                                     100.0%              100.0%
                  Wilkes-Barre/Scranton, PA                                                            100.0               100.0
                  Harrisburg, PA                                                                       100.0                86.8
                  Lancaster, PA                                                                        100.0               100.0
                  York, PA                                                                             100.0               100.0
                  Reading, PA                                                                          100.0               100.0
                  Altoona, PA                                                                          100.0               100.0
                  State College, PA                                                                    100.0                97.0
                  Williamsport, PA                                                                     100.0                92.5
                  Union, PA (PA-8 RSA)                                                                 100.0               100.0
                  Chambersburg, PA (PA-10 East RSA)                                                    100.0                91.6
                  Lebanon, PA (PA-12 RSA)                                                              100.0               100.0
                  Mifflin, PA (PA-11 RSA)                                                              100.0               100.0
                  Wayne, PA (PA-5 RSA)                                                                 100.0               100.0
                  Orange County, NY                                                                    100.0               100.0
                  Binghamton, NY                                                                       100.0               100.0
                  Elmira, NY                                                                           100.0               100.0

NEW ENGLAND METRO-CLUSTER:
                  Portland, ME                                                                         100.0               100.0
                  Portsmouth, NH/ME                                                                    100.0               100.0
                  Bar Harbor, ME (ME-4 RSA)                                                            100.0               100.0

FLORIDA METRO-CLUSTER:
                  Pensacola, FL                                                                        100.0               100.0
                  Fort Walton Beach, FL                                                                100.0               100.0

WEST VIRGINIA METRO-CLUSTER:
                  Huntington, WV/KY/OH                                                                 100.0               100.0
                  Charleston, WV                                                                       100.0               100.0
                  Ripley, WV (WV-1 East RSA)                                                           100.0               100.0
                  Logan, WV (WV-6 RSA)                                                                 100.0                  --

CAROLINAS METRO-CLUSTER:
                  Myrtle Beach, SC (SC-5 RSA)                                                           100.0               100.0
                  Wilmington, NC                                                                         48.0                47.7
                  Jacksonville, NC                                                                       47.8                47.3


RESULTS OF OPERATIONS

The following is a discussion and analysis of the historical financial condition and results of operations of the Company and factors affecting the Company's financial resources. This discussion should be read in conjunction with the Company's condensed consolidated financial statements, including the notes thereto.

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Service revenue in the third quarter rose 28% to $75.3 million from $58.8 million in the same period in 1995. This increase was primarily the result of a 121,000 or 36% increase in the number of subscribers in majority-owned markets to approximately 461,000 as of September 30, 1996, including 4,000 added as a result of the acquisition of the WV-6 RSA, as compared to approximately 340,000 in the third quarter of 1995. Penetration increased to 6.3% at September 30, 1996 from 4.8% at September 30, 1995. The increase in subscribers is the result of the growing acceptance of cellular communications and the Company's efforts to capitalize on this increasing acceptance through an expanded sales and distribution network. This increase was offset slightly by an increase in "churn" in the third quarter of 1996 to 2.2% from 1.9% in the same period in 1995 due to economic concerns felt by certain segments of the Company's subscriber base and by increased price competition at lower end rate plans. Churn is the monthly rate of customer deactivations expressed as a percentage of the subscriber base.

         Service revenue attributable to the Company's own subscribers (local revenue) increased 31% during the third quarter of 1996 to $60.7 million as compared to $46.4 million in the same period in 1995. Average monthly local revenue per subscriber declined 4% to $45 in 1996 compared to $47 in the same period in the prior year. This decline was primarily due to increased incremental penetration into the segment of consumers who generally use their cellular phones less frequently. Service revenue generated by nonsubscribers roaming into the Company's markets increased 18% to $14.6 million in the 1996 period as compared to $12.4 million in the prior year period. This increase was the result of increased usage and was partially offset by continued reductions in daily access and usage rates of approximately 30% initiated by the Company and agreed to by certain other cellular providers in its Mid-Atlantic SuperSystem beginning early in 1995. The reduced rates affect the Company both as a provider and purchaser of roaming services. The revenue from the Company's customers combined with roaming revenue resulted in overall average monthly revenue per subscriber for the quarter of $56, a decline of 6% from $60 in the prior year period.

Cellular telephone equipment revenue increased $167,000 or 5% to $3.3 million for the third quarter of 1996 as compared to the same period in 1995. Cost of cellular telephone equipment increased 28% to $6.4 million during the same period. Net loss on cellular equipment was $3.1 million, an increase of 72% from $1.8 million net loss on cellular equipment experienced in the third quarter of 1995. The Company continues to sell telephones at or below cost for marketing purposes in response to competitive pressures and also continues the availability of its rental program.

Cost of service as a percentage of service revenue decreased to 9% during the third quarter of 1996 from 10% during the same period in 1995 primarily as a result of the Company's continuing effort to reduce the charges associated with roamer fraud. The Company estimates that charges associated with roamer fraud included in cost of service decreased from approximately 3% of service revenue in the third quarter of 1995 to less than 1% during the third quarter of 1996, and declined from approximately 4% of service revenue in the fourth quarter of 1995. To address the industry wide increase in fraud, the Company continues its implementation of additional technology and detection procedures such as the use of computerized systems which trigger alarms when cellular usage conflicts with subscriber profiles. The costs of these detection efforts are expected to be approximately $1.0 million in 1996. Cellular fraud is expected to be a significant industry issue for the foreseeable future.

General and administrative expenses increased 30% or $4.7 million during the third quarter of 1996 as compared to the same period in 1995, but as a percentage of service revenue remained constant at 27% during the third quarters of 1996 and 1995. General and administrative expenses are expected to decline slowly as a percentage of service revenue as the Company adds more subscribers without commensurate increases in general and administrative overhead and experiences higher utilization of the Company's existing personnel and systems.

Marketing and selling expenses increased 27% to $15.7 million during the third quarter of 1996, compared to $12.4 million in 1995. As a percentage of service revenue, these expenses remained constant at 21% during the third quarters of 1996 and 1995. During 1996, marketing and selling expenses including the net loss on cellular equipment (Combined Marketing and Selling Expenses) increased to $18.8 million from $14.2 million in 1995. Combined Marketing and Selling Expenses per net subscriber addition (excluding subscribers gained through acquisitions) increased 28% to $697 in the third quarter of 1996 from $546 during the same period in 1995. This increase was primarily due to an increase in churn to 2.2% in the third quarter of 1996 as compared to 1.9% in the same period last year. Combined Marketing and Selling Expenses per gross subscriber addition (excluding subscribers gained through acquisitions) increased to $338 in the third quarter of 1996 from $325 in the same period in 1995.

Depreciation and amortization expenses increased $3.4 million or 35% during the third quarter of 1996 as compared to 1995. Property and equipment placed in service since

October 1, 1995 of approximately $127.2 million accounted for substantially all of this increase.

Interest expense increased $ 2.3 million or 23% during the third quarter of 1996. This increase primarily resulted from an increase in average borrowings of approximately $100.5 million, and, to a lesser extent, an increase in average interest rates charged.

The Company reported net income of $2.9 million or $0.07 per share for the third quarter as compared to $3.3 million or $0.08 per share for 1995. Equity in losses on unconsolidated investments increased by $4.8 million. This increase resultsed primarily from higher operating, amortization and interest expenses incurred by both Inter-Act and IWC as a result of expanding operations which were made possible high yield debt financings completed by each company aggregating approximately $200 million during the third quarter of 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Service revenue in the first nine months of 1996 rose 33% to $208.1 million from $156.7 million in the same period in 1995 primarily as a result of a 36% increase in the number of subscribers served in the 1996 period. Average monthly revenue per subscriber for the nine months ended September 30, 1996 was $55, a decline of 6% from $59 in the prior year period.

Cost of service as a percentage of service revenue remained constant at 11% during the first nine months of 1996 as compared to the same period in 1995 primarily as a result of the Company's continued effort to reduce the charges associated with roamer fraud as previously discussed.

General and administrative expenses increased 32% or $13.8 million during the first nine months of 1996 as compared to the same period in 1995, but declined slightly as a percentage of service revenue to 27% during 1996 as compared to 28% during the same period in 1995.

Marketing and selling expenses increased 10% to $43.0 million during the first nine months of 1996, compared to $39.0 million in 1995. As a percentage of service revenue, these expenses decreased to 21% in 1996 from 25% in the 1995 period. Combined Marketing and Selling Expenses per net subscriber addition, but excluding the number of subscribers in acquired markets in 1995 and 1996 at the time of acquisition, increased 17% to $653 in the first nine months of 1996 from $558 during the same period in 1995. This increase was primarily due to an increase in the churn rate as previously discussed. Combined Marketing and Selling Expenses per gross subscriber addition decreased to $312 in the first nine months of 1996 from $365 in the same period in 1995.

Depreciation and amortization expenses increased $8.1 million or 31% during the first nine months of 1996 as compared to 1995. Property and equipment placed in service since October 1, 1995 of approximately $127.2 million accounted for substantially all of this increase.

Interest expense increased $6.0 million or 22% during the 1996 period. This increase primarily resulted from an increase in average borrowings of approximately $112.0 million and was partially offset by a decrease in the interest rates charged.

The Company reported net income of $10.3 million or $0.25 per share as compared to a net loss of $5.2 million or $0.13 per share for 1995. This $15.5 million positive change in net income is due to the rate of revenue growth exceeding the rate of growth in related operating expenses as discussed above, partially offset by the increase in the Company's proportionate share of losses of its unconsolidated subsidiaries of $4.3 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to acquire, construct, operate and expand its cellular systems. The Company also explores, on an ongoing basis, possible acquisitions of cellular systems and properties as well as other investment opportunities, some of which may involve significant expenditures or commitments. In addition, although the initial buildout of its cellular system is complete, the Company will continue to construct additional cell sites and purchase cellular equipment to increase capacity as subscribers are added and usage increases, to expand geographic coverage, and to provide for increased portable usage. The Company spent approximately $69.9 million and exchanged certain cellular assets in connection with acquisitions in 1995 and spent $129.9 million on total capital expenditures in 1995. During the three and nine months ended September 30, 1996 the Company consummated acquisitions in exchange for $19.5 million in cash. The Company also incurred approximately $27.2 million and $84.7 million in capital expenditures during the three months and nine months ended September 30, 1996, respectively.

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

EBITDA does not represent and should not be considered as an alternative to net income or operating income as determined by generally accepted accounting principles. It should not be considered in isolation from other measures of performance according to such principles, including operating results and cash flows. EBITDA increased to $80.8 million during the first nine months of 1996 from $50.1 million in the same period in 1995. Net cash provided by operating activities as shown on the Statement of Cash Flows increased to $50.9 million in the first nine months of 1996 as compared to $12.5 million in the same period in 1995. Net cash provided by operating activities in the first nine months of 1996 reflects a $4.3 million increase in interest expense and a change in working capital items of $12.7 million. Investing activities, primarily purchases of property and equipment and acquisitions, used net cash of $116.5 million and $158.9 million in the first nine months of 1996 and 1995, respectively. Financing activities provided net cash of $63.0 million and $149.4 million in 1996 and 1995, respectively.

LONG-TERM DEBT. The Company's long-term debt consists primarily of a $675 million credit facility (the "Credit Facility") and $200 million of 9 3/8% senior debentures (the "Debentures"). On December 23, 1994, the Company completed the closing of its Credit Facility, pursuant to an Amended and Restated Loan Agreement, with various lenders led by The Toronto-Dominion Bank and The Bank of New York. The Credit Facility, which refinanced the Company's $390 million 1993 Loan Agreement, consists of a $325 million term loan ("Term Loan") and a $350 million revolving loan ("Revolving Loan"). The Revolving Loan is available for capital expenditures, acquisitions of and investments in cellular and other wireless communication interests, and for other general corporate purposes. As of September 30, 1996, $393 million had been borrowed under the Credit Facility, and the Company had available borrowings under the Revolving Loan portion of the Credit Facility of approximately $202.5 million.

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

The Term Loan and the Revolving Loan bear interest at a rate equal to the Company's choice of the Prime Rate (as defined) or Eurodollar Rate (as defined) plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. As of September 30,

1996, the applicable margins on the borrowings were .125% and 1.375% per annum for the Prime Rate and Eurodollar Rate, respectively.

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

On April 10, 1996, the Company issued $200 million aggregate principal amount of 9 3/8% Senior Debentures due 2006 through an underwritten public offering and entered into a related amendment to the Credit Facility. The Credit Facility was amended to permit the issuance of the Debentures and require the structural subordination of the Debentures by making a subsidiary the primary obligor of the Credit Facility and all liabilities of the Company (other than the Debentures) and the owner of all stock and partnership interests of the Company's operating subsidiaries. The net proceeds of the sale of the Debentures were approximately $194.8 million.

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

Borrowings under the Credit Facility are secured by substantially all of the tangible and intangible assets and future cash flows of the Company. The Debentures are unsecured obligations of the Company.

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

Subsequent to September 30, 1996, the Company completed the closing of an agreement to acquire four cellular markets contiguous to its West Virginia Metro-Cluster. The acquisition of these four markets, OH-9 RSA, OH-10 RSA (excluding Perry and Hocking counties), Parkersburg-Marietta, WV-OH MSA, and the remaining county in the WV-1 RSA, is in exchange for the Company's Orange County, NY cellular market and ownership interests in several minority owned cellular markets. The disposition represents 324,000 of Pops in Orange County and 71,000 of Pops in minority owned markets, and the acquisition adds 542,000 Pops to the West Virginia Metro-Cluster.

The markets discussed above are all operational cellular systems.

GEOTEK COMMUNICATIONS, INC. In February 1994, the Company purchased from Geotek Communications, Inc. ("Geotek") 2.5 million shares of Geotek common stock for $30.0 million and received a series of options to purchase additional shares in Geotek in three linked transactions. In addition, the Company entered into a management consulting agreement to provide operational and marketing support in exchange for 300,000 shares of Geotek common stock per year. The investment in Geotek common shares is presented in the above table and is accounted for as "available for sale" pursuant to SFAS 115. On September 1, 1995 the Company purchased for $5.0 million in cash 531,463 shares of convertible preferred stock of Geotek with a stated value of $9.408 per share (the "Geotek Preferred Stock"). The investment in Geotek Preferred Stock is accounted for at cost and is included in the accompanying table as Other equity investments. The stock options previously granted to the Company by Geotek in 1994 have all expired unexercised. The expiration of the options also resulted in termination of the management agreement.

INTERNATIONAL WIRELESS COMMUNICATIONS, INC. As of September 30, 1996, the Company had invested $13.5 million in cash in International Wireless Communications, Inc. ("IWC") and owns approximately 35% of the outstanding stock of IWC. IWC is a development stage Company specializing in securing, building and operating wireless businesses generally other than cellular telephone systems primarily in Latin America and Asia.

In the third quarter of 1996, IWC completed a private offering primarily to institutional investors of 14% Senior Secured Discount Notes Due 2001 and warrants to purchase shares of IWC common stock. As a result of its new financing, IWC will fund existing projects and will continue to explore other opportunities. As existing and new projects are in the network buildout phase the losses of IWC are expected to grow significantly. The Company will record its proportionate share of these losses under the equity method of accounting.

INTEROACT SYSTEMS, INCORPORATED. As of September 30, 1996, the Company had invested $10.0 million in InteroAct Systems, Incorporated ("InteroAct") for an ownership interest of approximately 26% of InteroAct's outstanding common stock. InteroAct is a development stage Company that provides consumer products manufacturers and retailers (currently supermarkets) the ability to offer targeted promotions to retail customers at the point of entry of a retail outlet through an interactive multi-media system utilizing ATM-like terminals.

In the third quarter of 1996, InteroAct completed a private offering primarily to institutional investors in which the Company purchased for $12.0 million a total of 18,000 Units consisting of $18.0 million principal amount at maturity of 14% Senior Discount Notes Due 2003 and Warrants to purchase 132,012 shares of common stock at $.01 per share, subject to certain adjustments. These shares presently represent approximately 2% of InteroAct's outstanding common stock.
In addition, an existing warrant held by the Company was restructured whereby the Company has the right to acquire at any time prior to May 5, 2005 an aggregate of 900,113 shares of common stock for $23.50 per share, which shares presently represent approximately 10% of the outstanding common stock of InteroAct.

InteroAct has incurred net losses since its inception. As a result of its new financing, InteroAct will accelerate the roll-out of its systems in retail supermarkets and the net losses incurred by InteroAct are expected to grow significantly. The Company will record its proportionate share of these losses under the equity method of accounting.

The Company has recorded as its aggregate proportionate share of its equity method investees losses of $5.5 million and $5.1 million for the three months and nine months ended September 30, 1996, respectively, and expects that losses for the fourth quarter of 1996 will be marginally higher.

CAPITAL EXPENDITURES. As of September 30, 1996, the Company had $361.8 million of property and equipment in service. The Company historically has incurred capital expenditures primarily based upon capacity needs in its existing markets resulting from continued subscriber growth. During 1994, the Company initiated a plan to double the number of cell sites in order to increase geographic coverage and provide for additional portable usage in the Company's cellular markets. As a result of this accelerated network buildout and the continued growth of the Company's subscriber base, capital expenditures were approximately $27.2 million and $36.7 million during the third quarter of 1996 and

1995, respectively, and $84.7 million and $94.6 million during the first nine months of 1996 and 1995, respectively. Capital expenditures for 1996 are estimated to be approximately $127 million and are expected to be funded primarily through internally generated funds. Approximately $100 million of those capital expenditures will be for cellular network equipment, and the remainder will be primarily for rental telephones and computer equipment.

On November 11, 1996, the Company's Board of Directors authorized the repurchase of up to 2,500,000 shares of its Class A Common Stock from time to time in open market or other transactions.

Although no assurance can be given that such will be the case, the Company believes that its internally generated funds and available borrowing capacity under the amended Credit Facility will be sufficient during the next several years to complete its planned network expansion, to fund debt service, to provide flexibility to repurchase shares, to pursue shares acquisitions and other business opportunities that might arise in the future, and to meet working capital and general corporate needs. The Company also may issue additional shares of Class A Common Stock.

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





                                       VANGUARD CELLULAR SYSTEMS, INC.

Date:   November 14, 1996               By:    /s/         Haynes G. Griffin
                                             -----------------------------------
                                                            Haynes G. Griffin
                                                                  President
                                                                 and
                                                        Chief Executive Officer


Date:   November 14, 1996               By:    /s/           Stephen L. Holcombe
                                             -----------------------------------
                                                       Stephen L. Holcombe
                                                       Senior Vice President
                                                               and
                                                       Chief Financial Officer
                                                     (principal accounting and
                                                   principal financial officer)

                                INDEX TO EXHIBITS


EXHIBIT NO.                                  DESCRIPTION


*4(a) Articles of Incorporation of Registrant as amended through July 25, 1995, filed as Exhibit 1 to the Registrant's Form 8-A/A dated July 25, 1995.

*4(b) Bylaws of Registrant (compilation of July 25, 1995), filed as Exhibit 2 to the Registrant's Form 8-A/A dated July 25, 1995.

*4(c) Specimen Common Stock Certificate, filed as Exhibit 2 to the Registrant's Form 8-A/A dated July 25, 1995.

*4(d)(1) Second Amended and Restated Loan Agreement between Vanguard Cellular Operating Corp. and various lenders led by The Bank of New York and The Toronto-Dominion Bank as agents, dated as of April 10, 1996, filed as
                         Exhibit 4(d)(1) to the Registrant's Form 10-Q/A dated March 31, 1996.

*4(d)(2) VCOC Security Agreement between Vanguard Cellular Operating Corp. and various lenders led by The Bank of New York and The Toronto-Dominion Bank as Secured Party, dated as of April 10, 1996, filed as Exhibit 4(d)(2) to the Registrant's Form 10-Q/A dated March 31, 1996.

*4(d)(3) Second Amended and Restated Master Subsidiary Security Agreement between certain subsidiaries of the Registrant and various lenders led by The Bank of New York and The Toronto-Dominion Bank, as Secured Party, dated as of April 10, 1996, filed as Exhibit 4(d)(3) to the Registrant's Form 10-Q/A dated March 31, 1996.

*4(d)(4) Assignment, Bill of Sale and Assumption Agreement by and between Registrant and Vanguard Cellular Financial Corp., dated as of April 10, 1996, filed as Exhibit 4(d)(4) to the Registrant's Form 10-Q/A dated March 31, 1996.

**4(d)(5)                First Amendment to Second Amended and Restated Loan
                         Agreement between Vanguard Cellular Operating Corp.
                         and various lenders led by the Bank of New York and the Toronto-Dominion Bank as agents, dated as of July 31, 1996.

**4(d)(6)                Second Amendment to Second Amended and Restated Loan
                         Agreement between Vanguard Cellular Operating Corp. and various lenders led by the Bank of New York and The
                         Toronto-Dominion Bank as agents, dated as of October
                         9, 1996.

*4(e)(1) Indenture dated as of April 1, 1996 between Registrant and The Bank of New York as Trustee, filed as Exhibit 4(e)(1) to the Registrant's Form 10-Q/A dated March 31, 1996.

*4(e)(2) First Supplemental Indenture, dated as of April 1, 1996 between Registrant and The Bank of New York as Trustee, filed as Exhibit 4(e)(2) to the Registrant's Form 10-Q/A dated March 31, 1996.

11 Calculation of fully diluted earnings per share for the three months and nine months ended September 30, 1996 and 1995.

27                       Financial Data Schedule.
--------------------------------------------------


*    Incorporated by reference to the statement or report indicated.

** To be filed under the cover of Form SE pursuant to a temporary hardship exemption in accordance with Rule 201 of Regulation S-T.