Form 10-Q/A
period 1996-09-30
VANGUARD CELLULAR SYSTEMS INC
filed 1996-11-22
CIK 771178

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON NOVEMBER 15, 1996, WITH COPIES OF EXHIBITS FILED IN PAPER FORMAT PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q/A

  Amendment No. 1 to Quarterly Report on Form 10-Q Dated November 14, 1996.


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





                                       VANGUARD CELLULAR SYSTEMS, INC.


Date:   November 22, 1996               By:    /s/         Haynes G. Griffin
                                             -----------------------------------
                                                            Haynes G. Griffin
                                                                  President
                                                                 and
                                                        Chief Executive Officer


Date:   November 22, 1996               By:    /s/           Stephen L. Holcombe
                                             -----------------------------------
                                                       Stephen L. Holcombe
                                                       Senior Vice President
                                                               and
                                                       Chief Financial Officer
                                                     (principal accounting and
                                                   principal financial officer)

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

***11 Calculation of fully diluted earnings per share for the three months and nine months ended September 30, 1996 and 1995.

***27                    Financial Data Schedule.
--------------------------------------------------


*    Incorporated by reference to the statement or report indicated.

** Confirming electronic copies of exhibits filed previously in paper format on November 15, 1996 under the cover of Form SE pursuant to a temporary hardship exemption in accordance with Rule 201 of Regulation S-T.

***  Previously filed on November 14, 1996 as Exhibits to Form 10-Q.