Form 10-K405
period 1996-12-31
VANGUARD CELLULAR SYSTEMS INC
filed 1997-03-31
CIK 771178

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the Fiscal Year Ended December 31, 1996
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
For the transition period from                         to
Commission file number 0-16560
                         VANGUARD CELLULAR SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                       North Carolina                                                   56-1549590
 (State or other jurisdiction of incorporation organization)               (I.R.S. Employer Identification No.)
             2002 Pisgah Church Road, Suite 300,
                 Greensboro, North Carolina                                             27455-3314
          (address of principal executive offices)                                      (Zip Code)

       Registrant's telephone number, including area code: (910) 282-3690 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
                 Class A Common Stock, par value $.01 per share
                                (Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           YES    X      NO
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
     The aggregate market value of the registrant's Common Stock held by those other than executive officers and directors at March 17, 1997, based on the NASDAQ closing sale price for the Registrant's Common Stock as of such date, was approximately $446,510,000.
     The number of shares outstanding of the issuer's common stock as of March 17, 1997 was 40,764,522.
                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant's definitive proxy statement relating to its 1997 annual meeting of stockholders are incorporated by reference into Part III as set forth herein. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 1996.

                               TABLE OF CONTENTS

                                                            PART I
Item 1. Business.......................................................................................................       1
Item 2. Properties.....................................................................................................      16
Item 3. Legal Proceedings..............................................................................................      16
Item 4. Submission of Matters to a Vote of Security Holders............................................................      16
Item 4.(a) Executive Officers of the Registrant........................................................................      16
                                                            PART II
Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters.......................................      18
Item 6. Selected Consolidated Financial Data...........................................................................      19
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations..........................      21
Item 8. Financial Statements and Supplementary Data....................................................................      27
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................      27
                                                           PART III
Item 10. Directors and Executive Officers of the Registrant............................................................      28
Item 11. Executive Compensation........................................................................................      28
Item 12. Security Ownership of Certain Beneficial Owners and Management................................................      28
Item 13. Certain Relationships and Related Transactions................................................................      28
                                                            PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................................      29
Signatures.............................................................................................................      30
Index to Financial Statements and Schedules............................................................................     F-1
Exhibit Index

Item 1. Business
     For definitions of certain terms used in this Form 10-K, see "Certain Definitions" beginning on Page 14 hereof.
Overview
     Vanguard Cellular Systems, Inc. ("the Company") is one of the largest independent operators of cellular telephone systems in the United States based on its 7.9 million aggregate POPs as of December 31, 1996. The Company serves over 500,000 subscribers located in five "metro-clusters," or contiguous groups of cellular markets, comprised of 29 markets in the Eastern United States, including the Mid-Atlantic and Ohio Valley SuperSystems and the Florida, Carolinas and New England metro-clusters. The Mid-Atlantic SuperSystem, which is contiguous to the New York, Philadelphia and Baltimore/Washington MSAs and the New England metro-cluster, which is contiguous to the Boston MSA, (four of the nation's seven largest MSAs) collectively represent approximately 72% of the Company's operating POPs. The Company's wireless products and services are distributed under the CellularONET brand name, one of the most recognized brand names in the wireless industry.
     The Company's markets are located in predominantly suburban and rural areas proximate to major urban areas, which the Company believes affords it several advantages over traditional urban wireless operations, including (i) greater network capacity, (ii) greater roaming revenue opportunities, (iii) lower distribution costs and (iv) higher barriers to entry. Because there are limits to the number of signals that can be transmitted simultaneously in a given area, the Company's less densely populated suburban and rural locations allow for greater frequency reuse, resulting in greater overall network capacity than in high density urban markets. The Company is able to provide high quality voice transmission with reduced instances of blocked or dropped calls. In addition to these network advantages, the Company's metro-clusters enjoy greater roaming revenue opportunities by virtue of their proximity to large urban centers. This benefit is best exemplified in the Mid-Atlantic SuperSystem, which is located in the heavily traveled corridor between New York, Philadelphia and Baltimore/Washington D.C. Roaming revenue requires minimal incremental administrative and marketing expenditures, and the Company believes that it is well positioned to benefit from both cellular roaming and eventual roaming by users of personal communication services ("PCS"). The Company has signed an agreement with AT&T Wireless to provide roaming services to AT&T's PCS customers who roam into the Company's markets with dual frequency phones. The Company also believes that it experiences lower distribution costs due to its internal distribution channels such as direct sales, retail stores and kiosks, which are more economical outside of urban areas. Finally, the Company believes that the lower population density and greater geographic coverage of its suburban and rural metro-clusters act as barriers to entry given the relatively higher per-subscriber costs of building competing wireless systems.
     Since its inception until the introduction of PCS, the cellular industry had two entities competing as facilities based carriers in each market. Licensing for PCS broadband spectrum is substantially complete, and the Company is currently competing with a PCS operator in one RSA and is aware of site acquisition, zoning and construction of infrastructure by other competitive PCS providers in several of its other markets. The Company is preparing for increased competition by building out and enhancing its cellular telephone networks, increasing the quality of coverage in its service areas, offering new features, products and services to its customers and by expanding its service areas through selected acquisitions of adjacent and nearby cellular systems. The Company believes its management team's operating experience, developed distribution channels and customer service orientation will be significant components in providing effective competition to these new entrants. In addition, the Company believes its extensive system footprint and the location of its operations in suburban and rural markets provide significant barriers to early competition from PCS competitors.
     The Company's annual service revenue and subscriber growth over the last three years has outpaced average industry growth over the three year period ending December 31, 1996 according to the most recently published data by the Cellular Telephone Industry Association. The number of subscribers in the Company's majority-owned markets grew from 132,300 to 513,000 over the last three years, a compound annual growth rate of approximately 57%, compared to an industry growth rate of 40%. Service revenue grew from $99 million in 1993 to $283 million in 1996, a compound annual growth rate of 42%, compared to an industry growth rate of 27%. In addition, the Company's EBITDA grew from $25 million in 1993 to $103 million in 1996. See "Item 6 -- Selected Consolidated Financial Data" and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."
                                       1

Business Strategy
     The Company's overall goal is to continue to pursue strong growth of subscribers, revenues and EBITDA. The Company intends to achieve this goal through its operating strategy of providing a broad range of high quality integrated wireless communications products and services. Key elements of the Company's strategy include:
     (Bullet) Development of the Metro-Cluster Service Areas. The Company has
              pursued a strategy of developing and supplementing its regional metro-clusters to enable it to serve its customers better and to achieve cost efficiencies through economies of scale. By operating in contiguous markets, the Company can provide broad areas of seamless service and achieve economies of scale in marketing and operations as well as cost efficiencies in deploying its network infrastructure. The Company continually evaluates opportunities for acquisitions of new cellular properties in proximate suburban and rural markets that will expand its metro-clusters.
     (Bullet) Continuous Cellular Network Buildout. The Company continuously improves its systems. In 1994, the Company began a cellular network expansion and upgrade program in order to increase geographic coverage and provide for additional portable usage in the Company's cellular markets. In 1995 and 1996 combined, the Company added 195 new cell sites and replaced or upgraded 100 others, bringing its total number of cell sites to 379 as of December 31, 1996. The Company plans to add 80 cell sites in 1997 as it continues to enhance its network. The Company believes that its networks have sufficient capacity in its spectrum to serve the Company's growing subscriber base in the near future but plans to implement a gradual transition to digital technology before analog capacity constraints become a significant concern. The Company's networks are currently digital-ready, with dual mode analog/Time Division Multiple Access ("TDMA") digital radio technology already built-in such that individual transmitters may be converted to digital mode with minimal additional investment. See
              " -- Expansion of Product Offerings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
     (Bullet) Investment in Brand Identity. The Company's wireless products and services are distributed under the CellularONET brand name, one of the most recognized brand names in the wireless industry. The CellularONET brand name currently is used by cellular systems covering more than 12,500 cities and towns, representing total POPs of over 108 million. The Company has a minority ownership interest in the partnership that owns the CellularONET brand name and that controls the promotion and management of the brand. In addition to benefitting from local advertising by licensees, the CellularONET brand name is advertised on a national basis by the partnership that owns the brand with funding provided by licensing fees.
     (Bullet) Emphasis on Customer Service and Advanced Billing Systems. The
              Company provides on-line customer support, 24 hours a day, seven days a week. The Company's internally developed, proprietary FlexcellT billing and management information system enables the Company to provide quality services to its expanding customer base and affords it access to customer data, which it uses to facilitate its marketing efforts. One such service is Rapid Activation, which enables the Company to execute credit checks, order entry, and subscriber activation within five minutes. See
              " -- Customer Service."
     (Bullet) Growth of Internal Distribution Channels. The Company distributes its products and services through both its internal distribution network (direct sales force, sales and service centers, and retail stores) and external distribution channels (national retailers, local agents and automotive dealers). The Company is continuing its long-term emphasis on internal distribution channels, particularly its own retail outlets, which the Company believes offer substantial benefits. These benefits include lower cost, higher effectiveness in selling to high margin customers, and a consistent point of customer contact, resulting in greater ongoing satisfaction for both internally and externally generated customers. The Company is therefore building additional retail outlets, as well as upgrading existing outlets. See " -- Marketing and Distribution."
     (Bullet) Expansion of Product Offerings. The Company continues to offer new and innovative products and services in order to increase the value of the basic voice product to the customer and to increase airtime revenues. In addition to enhanced cellular voice service packages, the Company has begun to offer data transmission, and field trials are continuing for Cellular Digital Packet Data protocol ("CDPD"). With the integration of digital technology, the Company will be able to offer a variety of additional services such as caller identification, short messaging and call encryption.
     (Bullet) Investments in Rapidly Expanding Businesses. The Company seeks investment opportunities in development stage companies that have fundamental similarities to the Company's core business and to which it believes it can add value through its operational and financial experience and expertise. To date, the Company has made moderate investments in exchange for significant equity positions and has been able to provide assistance to these investees in financial and operational matters. See " -- Other Investments."
                                       2

Markets and Clusters
     The following table sets forth as of December 31, 1996, (i) the markets in which the Company owns an interest in a cellular system by region and by cluster, (ii) the Company's ownership percentage of the system, (iii) the total POPs (as derived from 1996 population estimates) and (iv) the Company's POPs based on its ownership percentage.

                                                                                             Company       Total          Net
                                                                                            Ownership       POPs         POPs
Mid-Atlantic SuperSystem:
  Allentown, PA/NJ.......................................................................     100.00%      714,074       714,074
  Wilkes-Barre/Scranton, PA..............................................................     100.00       661,071       661,071
  Harrisburg, PA.........................................................................     100.00       498,397       498,397
  Lancaster, PA..........................................................................     100.00       451,951       451,951
  York, PA...............................................................................     100.00       452,251       452,251
  Reading, PA............................................................................     100.00       351,545       351,545
  Williamsport, PA.......................................................................     100.00       120,113       120,113
  State College, PA......................................................................     100.00       130,457       130,457
  Wayne, PA (PA-5 RSA)...................................................................     100.00        83,059        83,059
  Chambersburg, PA (PA-10 East RSA)......................................................     100.00       142,089       142,089
  Mifflin, PA (PA-11 RSA)................................................................     100.00       114,088       114,088
  Lebanon, PA (PA-12 RSA)................................................................     100.00       117,383       117,383
  Union, PA (PA-8 RSA)...................................................................     100.00       405,904       405,904
  Altoona, PA............................................................................     100.00       131,942       131,942
  Binghamton, NY/PA......................................................................     100.00       298,325       298,325
  Elmira, NY.............................................................................     100.00        94,192        94,192
     Subtotal............................................................................                              4,766,841
Ohio Valley SuperSystem:
  Huntington, WV/KY/OH...................................................................     100.00       317,856       317,856
  Charleston, WV.........................................................................     100.00       255,880       255,880
  Parkersburg, WV........................................................................     100.00       158,158       158,158
  Chillecothe, OH (OH-9 RSA).............................................................     100.00       249,392       249,392
  Athens, OH (OH-10-South RSA)...........................................................     100.00       112,978       112,978
  Logan, WV (WV-6 RSA)...................................................................     100.00       185,037       185,037
  Ripley, WV (WV-1 RSA)..................................................................     100.00        76,605        76,605
  Other..................................................................................                                  1,156
     Subtotal............................................................................                              1,357,062
Florida Metro-cluster:
  Pensacola, FL..........................................................................     100.00       385,724       385,724
  Fort Walton Beach, FL..................................................................     100.00       167,713       167,713
  Panama City, FL........................................................................      18.28       146,018        26,685
  Columbus, GA...........................................................................      13.69       254,600        34,864
  Albany, GA.............................................................................      10.29       118,527        12,194
  Pascagoula, MS.........................................................................       3.99       128,966         5,146
  Other..................................................................................                                  9,418
     Subtotal............................................................................                                641,744
Carolinas Metro-cluster:
  Myrtle Beach, SC (SC-5 RSA)............................................................     100.00       248,750       248,750
 +Wilmington, NC.........................................................................      47.97       206,166        98,893
 +Jacksonville, NC.......................................................................      47.79       149,109        71,261
  Petersburg, VA.........................................................................      12.44       129,392        16,092
     Subtotal............................................................................                                434,996
New England Metro-cluster:
  Portland, ME...........................................................................     100.00       284,147       284,147
  Portsmouth, NH/ME......................................................................     100.00       279,427       279,427
  Bar Harbor, ME (ME-4 RSA)..............................................................     100.00        86,125        86,125
  Bangor, ME.............................................................................       5.31       147,250         7,812
  Other..................................................................................                                 15,587
     Subtotal............................................................................                                673,098
Other Minority Interests.................................................................                                 39,354
TOTAL POPs...............................................................................                              7,913,095

+ Jointly controlled through the Company's 50% ownership of a joint venture.
                                       3

Subscribers
     Management believes that the Company generates the majority of its revenue from subscribers who are business users. Historically, the Company's business users were individuals in such professions as construction and real estate who worked extensively from their cars and utilize cellular telephone service to improve productivity. As a result of the growing acceptance of cellular communications and the declining cost of portable and transportable phones, as well as the Company's marketing efforts, the Company is attracting larger numbers of customers who are nonbusiness users and business users now are drawn from a wider range of occupations. Business users normally generate more revenue than nonbusiness consumers. While the Company anticipates increasing nonbusiness consumer acceptance of cellular telephone service, business users are expected to generate the majority of the Company's revenue for the foreseeable future.
     The following table sets forth the aggregate number of subscribers in the Company's majority-owned markets at the end of the periods indicated.

Quarter                                                                  1994       1995       1996
First................................................................   150,000    280,000    405,000
Second...............................................................   169,000    314,000    430,000
Third................................................................   190,000    340,000    461,000
Fourth...............................................................   245,000    381,000    513,000

     The incremental subscriber growth and the rate of incremental subscriber growth in the Company's majority-owned markets is set forth in the following table for the periods indicated.

                                                                         1994       1995       1996
Incremental Subscriber Growth........................................   112,700    136,000    132,000
Rate of Incremental Subscriber Growth................................       85%        56%        35%

     The following table sets forth the number of subscribers and the penetration percentages in majority-owned markets as of the dates indicated.

                                                                              December 31,
                                                           1994                           1995                   1996
                                                Subscribers    Penetration*    Subscribers    Penetration*    Subscribers
Mid-Atlantic SuperSystem.....................     163,600           3.50%        254,500           5.01%        324,500
Ohio Valley SuperSystem......................      26,400           4.24          45,500           7.31          78,500
New England..................................      23,500           3.71          35,500           5.50          48,500
Florida......................................      18,900           3.54          29,000           5.33          39,000
Carolinas....................................      12,600           5.17          16,500           6.82          22,500
  Total......................................     245,000           3.65         381,000           5.34         513,000
                                               Penetration*
Mid-Atlantic SuperSystem.....................       6.81%
Ohio Valley SuperSystem......................       5.79
New England..................................       8.61
Florida......................................       7.05
Carolinas....................................       9.05
  Total......................................       6.77

* Penetration represents total year-end subscribers divided by year-end total POPs in the Company's majority-owned markets.
     The decrease in penetration from 1995 to 1996 in the Ohio Valley SuperSystem was due entirely to the acquisition in 1996 of certain markets in which the penetration was significantly lower than the Company's existing markets. The Company expects this region to add subscribers at rates consistent with its other operating regions in the future. The Company believes subscriber growth and increased penetration in 1994, 1995 and 1996 were a product of the growing acceptance of cellular communications and the Company's efforts to capitalize on this increasing acceptance of cellular communications and an expanded distribution network. In addition, 1994, 1995, and 1996 subscriber growth was augmented by approximately 14,000, 9,000, and 5,000 subscribers, respectively, associated with the acquisition of certain cellular markets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
Products and Services
     The Company's primary line of business is the provision of cellular telephone services. Customers are offered several pricing options combining different monthly access and usage charges and charges for related services.
     The Company provides regional service among its contiguous markets, such as those within the Mid-Atlantic SuperSystem. A customer in these regions can place and receive calls throughout the network without any additional daily fee and
                                       4
often at the same incremental rate per minute as in the customer's home market. In certain adjacent cellular markets not owned by the Company, the Company offers similar regional pricing options to its subscribers. The Company has entered into agreements with other cellular companies that allow its subscribers to roam in all 306 MSAs and a large majority of the 428 RSAs throughout the country. These agreements allow the Company's subscribers to be preregistered in cellular systems outside the Company's operating regions and to receive service while they are outside their home systems, typically for a per minute usage charge.
     The Company has offered and will continue to offer new and innovative products and services in order to increase the value of the basic voice product to the customer and to increase airtime revenues. Recent service additions include enhanced voice mail, which alerts the customer when a message has been left, and single number service, which allows a customer to use the same phone number in several locations. Other recent service additions include call management, which directs incoming calls to a succession of locations until the customer is reached, and voice dialing, which lets the customer make calls by spoken command without having to touch the keypad.
     The Company now offers digital data transmission over its existing cellular network, which allows the rapid transfer of data to and from personal computers, personal digital assistants, and other devices. Trials are underway for use of the Cellular Digital Packet Data protocol ("CDPD"), an advanced data transmission method which the Company began offering in 1996. The Company also has agreed to be the primary field testing location for Nortel's implementation of the TDMA digital protocol in the United States. Digital technology will allow the Company to offer Integrated Services Digital Network ("ISDN") standard services such as caller identification, short messaging, and call encryption and the Company should benefit from developing a stronger technical relationship with Nortel. See " -- Cellular Technology."
     In 1995, the Company began marketing and installing cellular mini-networks, which allow mobile communications across a business complex, building, or facility. These mini-networks connect seamlessly into conventional cellular networks. The Company is one of the first vendors to offer the mini-network systems, which are profitable both in terms of service and equipment sales.
     During 1997, other new product offerings are expected to include extensive voice-mail and call-tracking options. The Company has begun reselling paging services in its regional metro-clusters and intends to offer long distance telephone service on a reselling basis. The Company also intends to expand its product offering into Internet services as a facilities based provider or as a reseller.
Marketing and Distribution
     The Company markets its services under the CellularONET brand name, one of the most recognized brand names in the wireless communications industry. In addition to benefitting from local advertising by licensees, the CellularONET brand name is advertised on a national basis by the partnership that owns the brand using the proceeds of licensing fees. The CellularONET brand name currently is used by cellular systems covering more than 12,500 cities and towns with total POPs of more than 108 million. The Company is one of three owners of the CellularONET brand name. The Company currently has an option to increase its ownership interest in the partnership that owns the brand name, at a cost of approximately $6.1 million, to one-third from the 2.5% interest it currently owns. As an owner of the CellularONET name, the Company exercises influence over the promotion and future services offered under the brand. As part of an ongoing strategy to enhance the value of the CellularONET brand, the owners of the brand currently plan to continue to license new carriers to operate under the CellularONET name, both for cellular, as well as for paging, PCS, long distance and for resellers of these services. Where CellularONET is licensed, existing licensees currently have the exclusive right to use the brand name for cellular and other services.
     The Company uses multiple distribution channels in each of its service areas to provide effective and extensive marketing of its products and services and to reduce its reliance on any single distribution source. These distribution channels fall into two broad categories: internally developed and controlled channels, and external channels.
     The Company is continuing its long-term focus on internal distribution channels as a means to reduce the cost and improve the quality of new subscribers. The Company's retail stores have been a historically low-cost distribution channel, a benefit that is enhanced for the Company as a result of relatively low facilities and other costs in the Company's suburban and rural markets as compared to urban areas. Also, Company sales representatives are most effective in selling to the high end customers and businesses, which tend to provide the Company with the highest profit margins. The Company believes that cellular customers prefer to deal directly with sales representatives employed by the Company. In addition, Company stores provide an ongoing point of contact for service to subscribers regardless of whether the point of purchase was internal
                                       5
or external. The Company plans to expand its base of retail stores and kiosks and upgrade its existing retail outlets. The Company had over 100 retail locations as of December 31, 1996 and intends to add 15 locations in 1997.
     The Company's direct sales force consists of approximately 400 sales and administrative employees, who target small-to-medium sized companies, a high-margin area of business. In order to maintain a knowledgeable, customer-oriented sales force, the Company developed and administers its own sales training program designed to educate sales representatives for its markets. The program offers a curriculum that highlights mobile technologies, cellular equipment prospecting, sales techniques, and the customer service process, and the Company believes that, following the program, sales representatives are better able to address existing and potential customers' needs in a professional, knowledgeable and productive manner.
     The Company sells and rents cellular telephone equipment to its customers in order to encourage use of its services. The Company continues its practice, typical in the industry, of selling telephones at or below cost in response to competitive pressures, and the magnitude of the losses experienced in connection with providing cellular telephone equipment reflects the Company's increased subscriber growth. The Company also offers an equipment rental program that many subscribers have found to be an economical means of acquiring the use of cellular equipment. Under the terms of the rental program, subscribers obtain the use of a cellular telephone for a monthly charge. Although the Company retains ownership of this equipment, subscribers have the option to purchase their cellular telephones at any time during the rental period. The Company often utilizes a promotion under which the first year's rental charge is waived when the subscriber agrees to a one-year service contract.
     The Company is extending its control of the distribution process into certain external channels by offering the prepackaged CellularOne phone, a cellular telephone sold "off the shelf " at retail establishments. Company retail stores and kiosks also offer the CellularOne phone. The prepackaged unit offers consumers attractive service options such as free weekend usage and remote activation, and delivers substantially higher profit margins to the Company than do phones activated by retailers through more conventional methods because of the lower associated commission costs.
     The Company also utilizes a telemarketing program as part of its sales and customer service efforts. This program is intended to aid the customer by providing sales follow-up and support, and helps the Company in securing additional and better sales referrals, upgrading existing subscribers to higher rate plans and promoting new custom-calling features.
     External distribution channels include national retailers such as WalMart, automobile dealers, and local agents and resellers. The Company enters into exclusive short-term contracts with each of its external distribution channels. Rapid growth in the wireless communications business, especially from customers contracted through external channels, reduced the percentage of internally-generated customers from 70% in 1992 to 52% in 1995. While the Company has benefitted from the increased success of external distribution channels, the Company continues to emphasize internal distribution channels, which it believes result in higher long-term profit margins. The Company has discontinued its agent relationship with the Radio ShackT chain, effective January 1, 1997. The Company has chosen to do so as a result of the escalating per activation commission charges which Radio Shack would have required had the relationship continued. The loss of the 60 Radio Shack locations from the retail distribution channel is an important event but management believes that its own increasing presence in the retail marketplace will help mitigate any effect on gross subscriber additions. In addition, management believes that attracting new subscribers through its own internal retail channel at a cost that is more reasonable is in the best long-term interest of the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."
Customer Service
     The Company places a high priority on providing consistently high quality customer service. The central customer service department located in Greensboro, North Carolina, is open 24 hours daily, including weekends and holidays, and is available to handle all types of customer service inquiries. In 1996, the Company opened regional call centers in each of its metro-clusters to handle certain types of customer issues. The benefits of regional call centers include having service delivery as close to the customer as possible to cover specific regional circumstances, being a more significant local employer and reducing the risk of encountering a lack of experienced customer service employees in the Greensboro, North Carolina area. The central customer service facility continues to provide service as backup and overflow for the regional centers, as primary service provider in certain instances and for the critical evening, night and weekend duty. All customer service personnel are trained in certain key areas such as general mobile telephone technology, available cellular equipment, cellular billing and roaming. The Company believes that this training provides these employees with the requisite knowledge to handle customer inquiries quickly and competently, resulting in greater customer satisfaction. The Company's training program, which was developed and is administered internally, requires employees to demonstrate competency through testing.
                                       6

     The Company has developed a proprietary billing and management information system, FlexcellT, which it believes provides several service advantages to its customers. Using FlexcellT, customer service representatives are able to access current billing information quickly in order to respond promptly to customer inquiries. In addition, this system allows for integration of customer-related data from various operations within the Company into a single database. Using this database, service calls are systematically analyzed each month to highlight key customer issues. The customer database also provides the basis for customer satisfaction information. The Company has entered into a contract to provide FlexcellT software and support to American Mobile Satellite Corporation, but is not currently marketing FlexcellT to third parties in order to assure that it can meet the needs of the Company and American Mobile Satellite Corporation.
     To supplement the Company's customer service operations, Company telemarketers contact customers periodically to determine their satisfaction with the Company's service and to identify problems that can lead to subscriber cancellations. In 1995, the Company developed an integrated feature called "Rapid Activation," designed to reduce the time required to activate service for a new customer. Rapid Activation now allows the Company to perform a credit check, complete order entry and activate a cellular subscriber in approximately five minutes. Previously, this process required approximately one hour.
     To ensure quality installation for automotive customers and overall customer satisfaction, the Company has established its own installation and repair centers in most of its markets. These CellularONET installation and repair centers provide one-stop shopping for the Company's customers and enable the Company to control installation quality and scheduling and inventory levels. These centers are also authorized to perform warranty repair work for certain cellular telephone manufacturers.
Cellular Telephone Technology
     Cellular telephone service is a form of telecommunications capable of delivering high quality, high capacity mobile and portable telephone services. Cellular systems are engineered so that a service area is divided into multiple cells approximately two to 10 miles in radius. Each cell contains a relatively low power transmitter, a receiver and signaling equipment (the base station). The base station in each cell is connected by microwave or telephone line to the mobile telephone switching office ("MTSO"). The MTSO controls the automatic transfer of calls from cell to cell as a subscriber travels, coordinates calls to and from a mobile unit, allocates calls among the cells within the system, and connects calls to the local landline telephone system or to a long-distance telephone network. Each conversation in a cellular system involves a radio transmission between a subscriber unit and a base station and the transmission of the call between the base station and the MTSO.
     The MTSO and base stations periodically monitor the signal strength of calls in progress. The signal strength of the transmission between a subscriber unit and the base station in any cell declines as the unit moves away from the base station. When the signal strength of a call declines to a predetermined level, the MTSO hands off the call in a fraction of a second to the base station of another cell where the transmission strength is greater. If the subscriber unit leaves the service area of the cellular system, the call is disconnected unless an appropriate technical interface has been established with an adjacent system.
     The FCC has allocated the cellular telephone systems frequencies in the 800 MHz band of the radio spectrum. Each of the two licenses in a cellular market is assigned 416 frequency pairs. Each conversation on a cellular system occurs on a pair of radio talking paths, thus providing full duplex (i.e., simultaneous two-way) service. Two significant features of cellular telephone systems are:
(i) frequency reuse, enabling the simultaneous use of the same frequency in two adequately separated cells, and (ii) call hand-off. A cellular telephone system's frequency reuse and call hand-off features result in highly efficient use of available frequencies and enable cellular telephone systems to process more simultaneous calls and service more users over a greater area than conventional mobile telephone systems.
     A cellular telephone system's capacity can be increased in various ways. Within certain limitations, increasing demand may be met by simply adding available frequency capacity to cells as required or, by using directional antennas, dividing a cell into discrete multiple sectors or coverage areas, thereby facilitating frequency reuse. Furthermore, an area within a system may be served by more than one cell through procedures that utilize available channels in adjacent cells. When all possible channels are in use, further growth can be accomplished through a process known as "cell splitting." Cell splitting entails dividing a single cell into a number of smaller cells serviced by lower-power transmitters, thereby increasing the reuse factor and the number of calls that can be handled in a given area. Digital transmission technologies are expected to provide cellular licensees with additional capacity to handle calls on cellular frequencies.
     There are limits to the number of signals that can be transmitted simultaneously in a given area. In highly populated MSAs, the level of demand for mobile and portable service is often large in relation to the existing capacity of most systems.
                                       7

Based on the demographics of its markets, the Company does not anticipate that the provision of mobile and portable service within its networks will require as large a proportion of the systems' capacities as is required in higher density MSAs. Therefore, the Company's systems are expected to have more capacity with which to pursue data applications and other expanded cellular services, which the Company believes may enhance its revenue potential and limit market opportunities for competitive mobile data systems.
     All cellular telephones are designed to be compatible with cellular systems in all market areas within the United States so that a cellular telephone may be used wherever a subscriber is located. Changes of cellular telephone numbers or other technical adjustments to mobile units by the manufacturer or local cellular telephone service businesses are generally required to enable the subscriber to change from one cellular service provider to another within a service area. Cellular system operators may provide service to roamers temporarily located in, or traveling through, their service area. The cellular system providing service to the roamer generally receives 100% of the revenues from such service and such roaming charges are billed to the roamer's local service provider.
     The cellular mobile telephone services available to customers and the sources of revenue available to a system operator are similar to those available with standard home and office telephones. For example, cellular systems can offer a variety of features, including call forwarding, call waiting, conference calling, voice message and retrieval, and data transmission. Because cellular systems are fully interconnected with the landline telephone network, subscribers can receive and originate both local and long distance calls from their cellular telephones. The subscribers generally are charged separately for monthly access, air time, toll calls and custom calling features.
     Cellular telephone systems operate under interconnection agreements with various local exchange carriers ("LECs") and interexchange (long distance) carriers ("IXCs"). The interconnection agreements establish the manner in which the cellular telephone system integrates with other telecommunications systems. The cellular operator and the local landline telephone Company must cooperate in the interconnection between the cellular and landline telephone systems to permit cellular subscribers to call landline subscribers and vice versa. The technical and financial details of such interconnection arrangements are subject to negotiation and vary from system to system.
     There are a number of recent technical developments in the cellular industry. Currently, while most of the MTSOs process information digitally, the radio transmission of cellular telephone calls is done predominantly on an analog basis. Digital technology offers advantages, including improved voice quality, larger system capacity, and perhaps lower incremental costs for additional subscribers. The conversion from analog to digital radio technology is expected to be an industry-wide process that will take a number of years. There are two digital technologies that currently are being considered by cellular companies: TDMA, presently in commercial service, and CDMA, which is now predominantly in the testing phase with limited commercial service. In addition, at least one cellular company offers an enhanced analog technology as an intermediate step which is designed to increase capacity and thereby enable such company to delay implementing digital technology.
     The Company has chosen TDMA as its digital technology which has been deployed on a very limited test basis in one Mid-Atlantic SuperSystem market. Rather than immediately converting additional markets to digital technology, however, the Company has adopted a strategy of deferring implementation until its capacity needs require it, or there is a demonstrable demand for services that can only be provided with digital technology, and the use of the requisite technology becomes more widespread. The substantial majority of the cellular equipment currently employed by the Company in its systems is "TDMA ready" and can work in either an analog or digital mode. As a result, the Company should be able to transition from analog to digital mode with minimal expense. At the time of any conversion, the Company's subscribers may not have digital handsets and, as a result, the Company may have to provide such devices to some of its subscribers. If this is necessary the Company will analyze usage patterns to determine the most effective means of distributing these handsets to a small segment of its subscribers who have disproportionately high use. However, one or more of the technologies currently utilized by the Company or implemented in the future may not be preferred by its customers or may become obsolete. If either event occurs, it could result in the Company undergoing a conversion which could involve significant expense. Pending such a conversion, the Company could be at a competitive disadvantage.
Competition
     Other Cellular Competition. The cellular telephone business is a regulated duopoly. Until 1994, the FCC provided for only two licenses in each market (although certain markets have been subdivided as a result of voluntary settlements), one to a nonwireline company and one to a wireline company, which is usually the local telephone company or its affiliate. Each licensee has the exclusive grant of a defined frequency band within each market. The Company holds exclusively nonwireline licenses. The primary competition, therefore, for the Company's cellular service in any market has traditionally come
                                       8
from the wireline licensee in that market. Competition is principally on the basis of services and enhancements offered (including the provision of cellular equipment at or below cost), the technical quality of the system, price and the quality and responsiveness of customer service.
     In the Company's majority-owned markets, its competitors are affiliates of the following companies:

Market                                         Cellular Competitor
Allentown, PA/NJ                               Bell Atlantic/NYNEX Mobile
Altoona, PA                                    360(degree) Communications Company
Harrisburg, PA                                 360(degree) Communications Company
Lancaster, PA                                  360(degree) Communications Company
Reading, PA                                    Bell Atlantic/NYNEX Mobile
State College, PA                              360(degree) Communications Company.
Wilkes Barre/Scranton, PA                      360(degree) Communications Company
Williamsport, PA                               360(degree) Communications Company
York, PA                                       360(degree) Communications Company
Wayne, PA (PA-5 RSA)                           360(degree) Communications Company
Union, PA (PA-8 RSA)                           360(degree) Communications Company
Chambersburg, PA (PA-10 East RSA)              360(degree) Communications Company
Mifflin, PA (PA-11 RSA)                        Bell Atlantic/NYNEX Mobile
Lebanon, PA (PA-12 RSA)                        360(degree) Communications Company
Binghamton, NY/PA                              Frontier/Bell Atlantic/NYNEX Mobile
Elmira, NY                                     Frontier/Bell Atlantic/NYNEX Mobile
Charleston, WV                                 360(degree) Communications Company
Huntington, WV/OH/KY                           360(degree) Communications Company
Parkersburg/Marietta WV/OH                     360(degree) Communications Company
Jackson, WV (WV-l East RSA)                    Bell Atlantic/NYNEX Mobile
Logan, WV (WV-6 RSA)                           360(degree) Communications Company
Athens, Ohio (OH-10 RSA)                       360(degree) Communications Company
Chillicothe, Ohio (OH-9 RSA)                   U.S. Cellular Corp.
Pensacola, FL                                  GTE Mobilnet
Fort Walton Beach, FL                          360(degree) Communications Company
Myrtle Beach, SC (SC-5 RSA)                    360(degree) Communications Company
Portland, ME                                   Northeast Cellular/U.S. Cellular Corp.
Portsmouth, NH/ME                              Saco River Cellular, Inc./U.S. Cellular Corp.
Bar Harbor, ME (ME-4 RSA)                      U.S. Cellular Corp.

     Many of the Company's wireline company competitors are affiliates of large telecommunications corporations and may have access to greater capital resources than the Company. In addition, many of the Company's competitors may have greater marketing and technical resources than the Company.
     Competition from Other Technologies. In addition to competition from the other cellular carrier in each of its markets, the Company faces or will face competition from PCS, Enhanced Specialized Mobile Radio ("ESMR") system operators, and resellers of cellular and other facilities-based services.
     Licensing for broadband PCS has been divided by the FCC into 51 Major Trading Areas ("MTAs") and 493 Basic Trading Areas ("BTAs") based upon geographic boundaries described in the 1992 Rand McNally Commercial Atlas & Marketing Guide. Two licensees each will hold 30 MHz of PCS spectrum in each MTA, one licensee will hold 30 MHz of PCS spectrum in each BTA and three licensees will hold 10 MHz of PCS spectrum in each BTA. The FCC's rules limit a cellular licensee to 45 MHz of aggregate spectrum in an area in which the cellular licensee provides cellular services to 10% or more of the population. The FCC's imposed 45 MHz cap for combined PCS/cellular spectrum means that cellular carriers may acquire two 10 MHz PCS licenses now. Cellular licensees are not limited by the two 10 MHz PCS license limitations outside of the areas in which they operate cellular systems.
     PCS services include wireless two-way telecommunications for voice, data and other transmissions employing digital micro-cellular technology. PCS operates in the 1850 to 1990 MHz band. PCS requires a network of small, low-powered transceivers placed throughout a neighborhood, business office or office complex, city or metropolitan area. PCS customers
                                       9
communicate using digital devices similar to portable cellular telephones. The Company is studying currently-available technology to offer similar services on the 800 MHz cellular frequencies. There is no assurance that the Company will be able to implement such technology, or if it decides to do so, that it can implement these service features profitably and in a timely manner.
     The Company is currently competing with a PCS operator in its Myrtle Beach RSA and is aware of the construction of towers and other wireless infrastructure by other competitive PCS providers in many of its other markets. PCS license winners from which the Company faces the highest concentration of competition are AT&T PCS and Omnipoint which have been awarded licenses in 69% and 45% in the Company's markets, respectively. Many PCS license winners who will compete with the Company have access to greater capital resources than the Company. Many of these companies or their affiliates also own and operate cellular telephone networks of substantial size and bring significant wireless communications experience to their PCS operations.
     The Company is preparing for the more competitive environment represented by the introduction of PCS and other digitally-based communications technologies by building out and enhancing its cellular telephone networks including the conversion of its own networks to digital technology, increasing the quality of coverage in its service areas, expanding its service areas by selected acquisitions of adjacent and nearby cellular systems and by offering new features, products and services to its customers that the Company believes will be competitive with future communications providers that may utilize digital technology. See " -- Products and Services." The Company believes that it can effectively compete by utilizing its experience in developing and operating cellular networks and by virtue of the barriers imposed by its extensive existing system footprint. The Company believes that it has developed strong distribution channels and customer service capabilities overseen by an experienced management team. The Company's cellular systems are primarily located in suburban and rural markets into which management believes new PCS licensees are likely to enter only after initiation of PCS operations in higher density markets which may be more economically attractive. The Company will offer roaming services to PCS customers and has already entered into several roaming contracts to do so.
     The FCC has licensed ESMR system operators to construct digital mobile communications systems on existing ESMR frequencies in many metropolitan areas throughout the United States. One ESMR operator, NEXTEL, has announced the initiation of nationwide service in over 200 cities. At this time, the Company is unable to predict the extent to which and when ESMR system operators will offer competitive services in the Company's markets or in adjacent areas.
     Cellular system licensees are required by FCC policy to provide wholesale cellular service to qualified resellers. A reseller provides cellular service to customers but is not itself an FCC cellular license holder. A reseller typically buys capacity on a cellular telephone network and is assigned a block of cellular telephone numbers from a cellular carrier. The reseller markets provide wireless telephone service through their own distribution channels to the public. In this way, a reseller is not only a customer of the cellular telephone licensee's service, but also competes with the licensee for customers.
     The Company intends to explore mutually advantageous relationships with resellers to supplement its existing distribution channels. Recently, MCI Communications, Inc. and other large communications companies have begun negotiating resale agreements in certain larger markets throughout the country. The Company believes that it will receive increasing interest from persons interested in reselling the Company's cellular service but there can be no assurance that this will occur or that pursuing any such opportunities will be profitable.
Regulation of Cellular Systems
     Federal Regulation. The Company is subject to extensive regulation by the Federal Government as a provider of cellular communications services. Pursuant to the Communications Act of 1934, as amended (the "Communications Act"), the licensing, construction, operation, acquisition and transfer of cellular communications systems in the United States are regulated by the FCC. The FCC has promulgated rules governing the construction and operation of cellular communications systems and licensing and technical standards for the provision of cellular telephone service ("FCC Rules"). For licensing purposes, the United States is divided into 734 discrete geographically defined market areas comprised of 306 MSAs and 428 RSAs.
     In each market, the frequencies allocated for cellular telephone use are divided into two equal 25 MHZ blocks and designated as Block A and Block B. Block A licenses were initially reserved for nonwireline entities, such as the Company. Block B licensees were initially reserved for entities affiliated with a wireline telephone company. Under current FCC Rules, a Block A or Block B License may be transferred with FCC approval without restriction as to wireline affiliation, but generally, no entity may own a substantial interest in both block A and Block B in any one MSA or RSA. The FCC may prohibit or impose conditions on sales or transfers of licenses.
                                       10

     Cellular service providers must satisfy a variety of FCC requirements relating to technical and reporting matters. One such requirement is the coordination of proposed frequency usage with adjacent cellular users, permitees and licensees in order to avoid interference between adjacent systems. In addition, the height and power of base station transmitting facilities and the type of signals they emit must fall within specified parameters. The FCC also regulates cellular service resale practices and the terms under which certain ancillary services may be provided through cellular facilities.
     The Company also regularly applies for FCC authority to use additional frequencies, to modify the technical parameters of existing licenses, to expand its service territory and to provide new services. The Communications Act requires prior FCC approval for transfers to or from the Company of a controlling interest in any license or construction permit, or any rights thereunder. Although there can be no assurance that any future requests for approval of applications filed will be approved or acted upon in a timely manner by the FCC, the Company has no reason to believe such requests or applications would not be approved or granted in due course.
     Initial operating licenses are generally granted for terms of up to 10 years, beginning on the dates of the grant of the initial operating authority and are renewable upon application to the FCC. Licenses may be revoked and license renewal applications denied for cause after appropriate notice and hearing. The FCC generally grants current licensees a license renewal if they have complied with their obligations under the Communications Act during their license terms. A potential challenger would bear a heavy burden to demonstrate that a license should not be renewed if the licensee's performance merits renewal expectancy.
     Near the conclusion of the license term, licensees must file applications for renewal of licenses to obtain authority to operate for up to an additional 10-year term. Applications for license renewal may be denied if the FCC determines that the grant of an application would not serve the public interest. In addition, at license renewal time, other parties may file competing applications for authorization. In the event that qualified competitors file, the FCC may be required to hold a hearing to determine whether the incumbent or the competitor will receive the license. In 1993, the FCC adopted specific standards to apply to cellular renewals, concluding that it will award a renewal expectancy to a cellular licensee that meets certain standards of past performance. If the existing licensee receives a renewal expectancy, it is likely that the existing licensee's cellular license will be renewed without a full comparative hearing. To receive a renewal expectancy, a licensee must show that it (i) has provided "substantial" service during its past license term, and
(ii) has substantially complied with applicable FCC Rules and policies and the Communications Act. "Substantial" service is defined as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal.
     In 1994, the Company filed for renewal of one expiring license (for the Allentown-Bethlehem-Easton, PA/NJ MSA) which was originally granted by the FCC in 1985. In 1995, the Company filed for renewal of two expiring licenses (for the Northeast Pennsylvania, PA and Harrisburg, PA MSAs) which were originally granted by the FCC in 1986. All three license renewals were granted without challenge. The Company believes that it has met and will continue to meet all requirements necessary to secure renewal of its remaining cellular licenses which are scheduled to expire between 1997 and 2005. However, there can be no assurances that any such licenses will be renewed.
     In July 1994, the FCC issued a notice proposing a requirement whereby all cellular carriers would have to provide interexchange carriers with equal access. Currently, only AT&T-affiliated cellular carriers and the cellular affiliates of the Regional Bell Operating Companies ("RBOCs") are required to provide equal access. The FCC also proposed requiring all commercial mobile radio service providers to provide interconnection to other mobile service providers. In April 1995, however, the FCC tentatively concluded that it would be premature to adopt such a requirement. The Telecommunications Act of 1996 (the "Telecom Act") provides that a cellular carrier need not provide equal access unless such denial is contrary to the public interest.
     The Telecommunications Act of 1996. The Telecom Act makes changes to the Communications Act and the antitrust consent decree applicable to the RBOCs, affecting the cellular industry. This legislation, among other things, affects competition for local telecommunications services, interconnection arrangements for carriers, universal service funding and the provision of interexchange services by the RBOCs' wireless systems.
     The Telecom Act requires state public utilities commissions and/or the FCC to implement policies that mandate cost-based reciprocal compensation between cellular carriers and local exchange carriers for interconnection services. The Company believes that implementation of these policies may result in a substantial decrease in interconnection expenses incurred by the Company. Pursuant to the requirements of the Act, the Company has entered into negotiations with all of the local exchange carriers who provide interexchange service to the Company and its customers. These negotiations have resulted in contracts containing significant decreases in the rates charged by many of the LEC's and have also provided for the LEC to
                                       11
pay reciprocal compensation to the Company for calls the Company terminates to its customers. Although, the Company has not yet concluded negotiations with all of these LEC's, the Company believes that ultimately it will achieve significant cost savings along with reciprocal compensation as mandated under the Act. These contractual arrangements must be reviewed by state public utility commissions within 90 days of submission, or the agreements will become effective automatically.
     The Telecom Act also eases the restrictions on provision of interexchange telephone services by wireless carriers affiliated with RBOCs. RBOC-related wireless carriers have interpreted the legislation to permit immediate provision of long distance call delivery for their cellular customers and have begun providing this service.
     State and Local Approvals. Congress amended the Communications Act to preempt, as of August 10, 1994, state or local regulation of the entry of, and the rates charged by, any commercial mobile service or any private mobile service, which includes cellular telephone service. The Company is free to establish rates and offer new products and services with a minimum of regulatory requirements. Several of the nine states in which the Company operates still maintain nominal oversight jurisdiction, primarily focusing upon resolution of customer complaints.
     The location and construction of cellular transmitter towers and antennas are subject to Federal Aviation Administration ("FAA") regulations and may be subject to Federal, state and local environmental regulation as well as state or local zoning, land use and other regulation. Before a system can be put into commercial operation, the grantee of a construction permit must obtain all necessary zoning and building permit approvals for the cell sites and MTSO locations and must secure state certification and tariff approvals, if required. The time needed to obtain zoning approvals and requisite site permits varies from market to market and state to state. Similarly, variations exist in local zoning processes. There can be no assurance that any state or local regulatory requirements currently applicable to the systems in which the Company's affiliates have an interest will not be changed in the future or that regulatory requirements will not be adopted in those states and localities which currently have none.
     Zoning and planning regulation may become more restrictive in the future with the addition of PCS carriers which are seeking sites for network construction as well. The industry is seeking relief from local laws which arbitrarily restrict the expansion of cellular networks. The Telecom Act provides potential limited relief by permitting the FCC to preempt states and localities from applying regulations in a manner which has the effect of prohibiting construction and operation of new cell sites. The Company is currently the plaintiff in one of the first lawsuits in Federal Court challenging a local zoning denial on the basis of the provisions of the Telecom Act.
     The Communications Act prohibits the issuance of a license to, or the holding of a license by, any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country. The Communications Act also prohibits the issuance of a license to, or the holding of a license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or representative thereof, or by any corporation organized under the laws of a foreign country. The FCC does however have the power to waive these restrictions in appropriate circumstances. The FCC has interpreted these restrictions to apply to partnerships and other business entities as well as corporations, subject to certain modifications. Failure to comply with these requirements may result in denial or revocation of licenses.
Other Investments
     International Wireless Communications Holdings, Inc. and Foreign Investments. The Company believes that foreign markets offer significant opportunities for wireless communications providers because of the limited availability of traditional landline telephone systems in many countries and the increasing demand for communications services. The Company's strategy is to pursue opportunities in the international arena as they arise without diverting the Company's financial and personnel resources from its primary business. Accordingly, the Company has pursued such opportunities through joint ventures with local entities and others and its investment in International Wireless Communications Holdings, Inc. ("IWC"). As of December 31, 1996, the Company had invested approximately $13.8 million and owned a 36% equity interest in IWC. IWC is a development stage company specializing in securing, building and operating wireless businesses, generally other than cellular telephone systems, primarily in Asia and Latin America.
     Subsequent to December 31, 1996, the Company entered into a stock purchase agreement to purchase from an unrelated third party 7% of the outstanding shares of Star Digitel Limited ("SDL"), a Hong Kong company whose principal business activities relate to the provision and development of cellular telecommunications services in the People's Republic of China. Pursuant to the stock purchase agreement, the Company's purchase of such shares will occur in two closings, which are
                                       12
subject to the satisfaction of certain conditions, for an aggregate cash consideration of $8.4 million. IWC also recently acquired and maintains a 40% ownership interest in SDL.
     There is no assurance that the Company's international activities will prove successful.
     Inter(Bullet)Act Systems, Incorporated. The Company has invested approximately $10 million in Inter(Bullet)Act Systems, Incorporated ("Inter(Bullet)Act") common stock for an aggregate ownership interest of approximately 26%. In addition, during 1996 the Company purchased for $12.0 million a total of 18,000 units consisting of $18.0 million principal amount at maturity of 14% Senior Discount Notes Due 2003 and warrants to purchase 132,012 shares of common stock at $.01 per share, subject to certain adjustments. Inter(Bullet)Act is a development stage company that provides targeted promotions to retail customers at the point of entry at a retail outlet, primarily supermarkets, through a computer-equipped ATM-like terminal. Certain officers and directors of the Company, as well as entities affiliated with certain directors of the Company, have made investments in Inter(Bullet)Act. As a group, these persons and entities had an ownership interest of approximately 27% as of December 31, 1996. (See "Item 13. Certain Relationships and Related Transactions.")
     Geotek Communications, Inc. In 1994, the Company purchased for $30 million from Geotek Communications Inc. ("Geotek") 2.5 million shares of its common stock and options to invest up to $167 million for an aggregate of 10 million additional shares and also entered into a five-year management consulting agreement to provide operational and marketing support to Geotek in exchange for 300,000 shares of Geotek common stock per year. Geotek is a telecommunications Company that is developing a wireless communications network in certain metropolitan markets in the United States based on its FHMA digital technology. Its common stock is traded on the Nasdaq National Market System. In September 1995, the Company purchased for $5 million in cash 531,463 shares of convertible preferred stock of Geotek with a stated value of $9.408 per share. On September 15, 1996, the Company allowed the initial series of options to expire unexercized and, as a result, all other options and the management consulting agreement also expired.
Employees
     As of December 31, 1996, the Company had approximately 1,800 full-time employees, including approximately 600 employees associated with its direct sales force. None of those employees are represented by a labor organization. Management considers its employee relations to be good.
                                       13

                              CERTAIN DEFINITIONS
     Certain terms used in this Annual Report are defined with particular meanings as used herein.
     Analog: Transmission method employing a continuous (rather than pulsed or digital) electrical signal that varies in amplitude or frequency in response to changes in sound, light or position.
     Bandwidth: (1) Difference between the top and bottom limiting frequencies of a continuous frequency band. (2) Indicates the information-carrying capacity of a channel. FCC-licensed cellular operators have been allocated a continuous 25 MHZ bandwidth in the 824-849 MHZ band or 869-894 MHz band.
     BTA: One of the 493 Basic Trading Areas, which are smaller than MTAs, into which the licensing for broadband PCS has been divided based on the geographic divisions in the 1992 Rand McNally Commercial Atlas & Marketing Guide.
     CDMA: Code Division Multiple Access digital technology. Technique that spreads a signal over a frequency band that is larger than the signal to enable the use of a common band by many users and to achieve signal security and privacy.
     CDPD: Cellular Digital Packet Data, a new packet data network protocol which offers fast and reliable data transmission without using large amounts of network capacity.
     Cell site: The entire infrastructure and radio equipment associated with acellular transmitting and receiving station, including the land, building, tower, antennas and electrical equipment.
     Clusters: A group of contiguous markets, the provision of which facilitates wide areas of uninterrupted cellular service, reduced airtime rates, automatic delivery of inbound calls and simplified dialing patterns.
     Communications Act: The Communications Act of 1934, as amended.
     Controlled markets: Markets in which the Company's ownership interest is greater than 50% as well as the Wilmington and Jacksonville, North Carolina markets which are jointly controlled by the Company and a subsidiary of GTE Corporation.
     CTIA: The Cellular Telecommunications Industry Association.
     Digital: Transmission system in which information is transmitted in a series of pulses.
     ESMR: Enhanced Specialized Mobile Radio communications services, supplied by converting analog SMR services into an integrated, digital transmission system providing for call hand-off, frequency reuse and wide-call delivery networks.
     FAA: The United States Federal Aviation Administration.
     FCC: The United States Federal Communications Commission.
     FCC Rules: The rules promulgated by the FCC governing the construction and operation of cellular communications systems and licensing and technical standards for the provision of cellular communications service.
     IXC: Usually referred to as long-distance providers. There are many facilities-based IXCs including AT&T, MCI, WorldCom, Sprint and Frontier, as well as competitive access providers that are authorized for IXC services.
     LEC: A Company providing local telephone services.
     Market: An MSA or RSA.
     Metro-cluster: A group of contiguous markets, the provision of which facilitates wide areas of uninterrupted cellular service, reduced airtime rates, automatic delivery of inbound calls and simplified dialing patterns.
     MSA: One of the Metropolitan Statistical Areas for which the FCC licensed cellular communications systems.
     MTA: One of the 51 Major Trading Areas into which the licensing for broadband PCS has been divided based on the geographic divisions in the 1992 Rand McNally Commercial Atlas & Marketing Guide.
     MTSO: A mobile telephone switching office, through which cell sites are connected to the local landline telephone network.
     Net POPs: The estimated population with respect to a given service area multiplied by the percentage interest that the Company owns in the entity licensed by the FCC to operate a cellular communications system within that service area.
                                       14

     Nonwireline license: The license for a market initially awarded to a Company or group that was not affiliated with a local landline telephone carrier in such market.
     PCS: Personal Communications Services. Emerging technologies providing wireless access to the local and long distance telephone system. Most PCS plans call for low-powered, light weight pocket phones with individual, personal telephone numbers that can be accessed without geographic restriction.
     Penetration: Customers divided by POPs in a given area.
     POPs: The estimate of the 1996 population of a MSA or RSA, as derived from the 1996 population estimates prepared by Strategic Mapping, Inc.
     RBOCs: The Regional Bell Operating Companies.
     Reseller: A Company that provides cellular service to customers but does not hold an FCC cellular license or own cellular facilities. A reseller secures blocks of cellular telephone numbers from a licensed carrier and, in turn, sells service through its own distribution network to the public.
     RF: Radio frequency.
     Roamer: A cellular customer who makes or receives calls when traveling in another cellular Company's market using his/her home cellular phone.
     Roaming: The ability of cellular customers to make or receive calls when traveling in another cellular Company's market. Occurs when a cellular customer leaves the cellular carrier's home area and uses his cellular phone.
     Roaming agreement: Agreement entered into with other domestic cellular companies that allow the Company's customers to make or receive calls when traveling in another cellular Company's market.
     RSA: One of the Rural Service Areas for which the FCC licensed cellular communications systems.
     Service area: An MSA or RSA.
     SMR: Specialized Mobile Radio communications services.
     TDMA: Time Division Multiple Access digital technology, which designates a time frame for cellular users to transmit within a frequency.
     Wireline license: The license for a market initially awarded to a Company or group that was affiliated with a local landline telephone carrier in such market.
                                       15

Item 2. Properties
     The Company owns or leases certain properties in addition to the interests in cellular licenses presently owned by the Company. The Company leases its principal executive offices located in Greensboro, North Carolina, consisting of approximately 86,000 square feet of office space. In addition, in April 1997, the Company will occupy an additional 55,000 square feet of office space adjacent to its principal executive offices. The Company either owns or leases under long-term contracts 400 cell site locations, eight cellular switch locations and certain office and retail space in its operating cellular markets. Rent expense under operating leases was $9.3 million in 1996.
Item 3. Legal Proceedings
     The only legal proceedings pending against the Company or any of its subsidiaries are routine filings with the FCC and state regulatory authorities and customary regulatory proceedings pending in connection with acquisitions and interconnection rates and practices, proceedings concerning the telecommunications industry generally and other proceedings arising in the ordinary course of business which management believes, even if resolved unfavorably to the Company, would not have a materially adverse effect on the company's business.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters that were submitted to a vote of security holders of the Company during the quarter ended December 31, 1996.
Item 4 (a). Executive Officers of the Registrant
     The following table sets forth certain information about each of the Company's executive officers:

Name                          Age                        Position
Haynes G. Griffin             50      Chairman of the Board of Directors,
                                        Co-Chief Executive Officer
Stephen R. Leeolou            41      President, Co-Chief Executive Officer, Director
Stuart S. Richardson          50      Vice Chairman of the Board of Directors
L. Richardson Preyer, Jr.     49      Vice Chairman of the Board of Directors,
                                        Executive Vice President, Treasurer
Stephen L. Holcombe           40      Executive Vice President, Chief Financial
                                        Officer
Richard C. Rowlenson          47      Executive Vice President, General Counsel
Timothy G. Biltz              38      Executive Vice President -- Marketing and
                                        Customer Service, President of U.S. Wireless
                                        Operations
S. Tony Gore, III             50      Executive Vice President -- Acquisitions and
                                        Corporate Development
Dennis B. Francis             44      Executive Vice President -- Technical Services

     Haynes G. Griffin is a co-founder of the Company and has been a director since 1985 and was elected Chairman of the Board of Director in November, 1996. Mr. Griffin serves also as Co-Chief Executive Officer and served as Chief Executive Officer from the Company's inception until November 1996. Mr. Griffin is Chairman of the Board of International Wireless Communications Holdings, Inc. and is a member of the Boards of Directors of Lexington Global Asset Managers, Inc., Inter(Bullet)Act Systems, Inc. and Geotek Communications, Inc. Mr. Griffin currently serves on the United States Advisory Council on the National Information Infrastructure. He is a past Chairman of the Cellular Telecommunications Industry Association.
     Stephen R. Leeolou is President and Co-Chief Executive Officer, a director and a co-Founder of the Company. Prior to becoming President in November 1996, Mr. Leeolou served as Executive Vice President, Chief Operating Officer and Secretary and a director of the Company. Mr. Leeolou is the Chairman of the Board of Inter(Bullet)Act Systems, Inc. and is a director and former Chairman of the Board of International Wireless Communications, Inc. Prior to joining the Company, from 1983 to 1984, Mr. Leeolou was President and Secretary of Caro-Cell Communications, Inc., and from 1978 to 1983 was a television news anchorman with three successive network-affiliated stations.
                                       16

     Stuart S. Richardson has been a director since 1985 and was elected Chairman of the Board of Directors in 1986 and currently serves as Vice Chairman of the Board of Directors. Since 1995, Mr. Richardson has been Chairman of the Board of Lexington Global Asset Managers, Inc., a diversified financial services holding Company. From 1985 to 1995, Mr. Richardson was an executive of Piedmont Management Company, Inc., formerly the parent corporation of Lexington Global Asset Managers, Inc., and served as its Vice Chairman from 1986 to 1995. Mr. Richardson also serves as a director of Chartwell Reinsurance Co. and Inter(Bullet)Act Systems, Inc. and is the former Chairman of the Board of Richardson-Vicks, Inc. Mr. Richardson's second cousin, L. Richardson Preyer, Jr., and Mr. Preyer's father, L. Richardson Preyer, Sr., are also directors.
     L. Richardson Preyer, Jr. is Vice Chairman of the Board, Executive Vice President, Treasurer and a co-founder of the Company. Mr. Preyer serves as Administrative Trustee of Piedmont Associates and Southeastern Associates, investment partnerships, and is a director of Inter(Bullet)Act Systems, Inc.
     Stephen L. Holcombe is Executive Vice President and Chief Financial Officer of the Company. From 1978 to 1985, Mr. Holcombe served in various positions with KPMG Peat Marwick and was a senior audit manager when he left to join the Company in 1985. Mr. Holcombe is a member of the North Carolina Association of Certified Public Accountants.
     Richard C. Rowlenson is Executive Vice President and General Counsel of the Company. From 1975 until joining the Company in 1987, Mr. Rowlenson was engaged in the practice of communications law in Washington, D.C. Mr. Rowlenson is a member of the Federal Communications Bar Association.
     Timothy G. Biltz joined the Company as Vice President -- Marketing and Customer Service in August 1989 and was promoted to Senior Vice President in November 1990 and Executive Vice President in November 1996. Prior to joining the Company, Mr. Biltz was Regional Manager for Providence Journal Cellular Management Services, Inc. in Raleigh, N.C. from 1987 to 1989, and was responsible for the development of regional marketing and operations programs for several markets.
     S. Tony Gore, III is Executive Vice President of Acquisitions and Corporate Development. He is presently a task force member of the North Carolina International Commission on Economic Development. Prior to joining the Company in 1985, Mr. Gore was Chief Executive Officer of Atlantic Coast Entertainment Systems, Inc.
     Dennis B. Francis joined the Company as Director of Technical Services in September 1992 and was promoted to Vice President in 1993 and Senior Vice President in 1995 and Executive Vice President in November 1996. Prior to joining the Company, Mr. Francis was with Southwestern Bell Mobile Systems for nine years, most recently as Vice President of Network Operations for the Washington/Baltimore cellular system.
                                       17

                                    PART II
Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters Price Range of Common Stock

                                                                           1996                    1995
                                                                     High        Low         High        Low
First Quarter..................................................     $23.50      $18.00      $28.25      $22.25
Second Quarter.................................................      24.66       20.00       25.50       21.50
Third Quarter..................................................      23.75       17.50       29.66       23.50
Fourth Quarter.................................................      19.38       14.25       25.75       19.75

     The high and low bid prices are as reported by the NASDAQ National
Market System. These price quotations reflect inter-dealer prices, without mark-down or commissions, and may not necessarily represent actual transactions. On March 1, 1997, there were approximately 978 shareholders of record.
     As discussed in Note 4 to the Consolidated Financial Statements in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7, the convenants under the Company's long-term credit facility and its Senior Debentures due 2006 limit the payment of cash dividends on common stock. The Company has not paid any cash dividends on its common stock since its inception and does not anticipate paying dividends in the foreseeable future.
                                       18

Item 6. Selected Consolidated Financial Data

                                                                                For the Years Ended December 31,
                                                                        1996       1995       1994       1993       1992
                                                                         (Amounts in thousands, except per share data)
Statement of Operations Data:
  Revenue:
     Service revenue (a)...........................................   $282,694   $217,440   $146,417   $ 98,960   $ 72,791
     Cellular telephone equipment revenue..........................     15,120     15,647     18,529      9,929      5,999
     Other.........................................................      4,240      2,984      3,055        175         --
                                                                       302,054    236,071    168,001    109,064     78,790
  Costs and expenses:
     Cost of service...............................................     31,678     27,043     21,008     14,461     11,044
     Cost of cellular telephone equipment..........................     25,372     25,605     29,933     13,410      7,579
     General and administrative....................................     80,057     60,489     44,019     34,218     29,334
     Marketing and selling.........................................     62,384     54,906     37,102     21,693     16,877
     Depreciation and amortization (b).............................     48,635     36,170     24,073     25,160     22,100
                                                                       248,126    204,213    156,135    108,942     86,934
  Income (loss) from operations....................................     53,928     31,858     11,866        122     (8,144)
  Net gains (losses) on disposition................................      6,716      1,787       (339)      (657)    (2,655)
  Interest expense.................................................    (46,199)   (38,293)   (22,126)   (15,389)   (16,177)
  Equity in earnings (losses) of unconsolidated affiliates.........    (13,816)    (2,261)       206        500       (329)
  Other, net.......................................................      1,680       (101)    (3,399)      (295)       342
  Income tax benefit (c)...........................................      4,109         --         --         --         --
  Minority interests...............................................         31         (3)      (153)      (154)       304
  Income (loss) before extraordinary item..........................      6,449     (7,013)   (13,945)   (15,283)   (26,659)
  Extraordinary charge (d).........................................         --         --     (8,402)    (3,715)        --
  Net income (loss)................................................   $  6,449   $ (7,013)  $(22,347)  $(18,998)  $(26,659)
  Net income (loss) per share before extraordinary item (e)........   $   0.16   $  (0.17)  $  (0.36)  $  (0.40)  $  (0.72)
  Net income (loss) per share (e)..................................   $   0.16   $  (0.17)  $  (0.58)  $  (0.50)  $  (0.72)
  Weighted average number of common shares outstanding.............     41,320     41,100     38,628     38,038     37,110
Other Data:
  Capital expenditures (f).........................................   $130,805   $129,894   $ 62,632   $ 21,009   $ 18,243
  EBITDA (g).......................................................    102,563     68,028     35,939     25,282     13,956
  Total subscribers in majority owned markets at year end..........      513.0      381.0      245.0      132.3       92.3
Balance Sheet Data (end of period):
  Working capital (deficiency).....................................   $ (5,962)  $  4,997   $ (1,778)  $  4,696   $ (1,185)
  Property and equipment, net......................................    313,800    225,206    120,325     71,716     72,026
  Total assets.....................................................    730,581    596,577    431,711    284,429    251,820
  Long-term debt (including current portion).......................    629,954    522,143    348,649    238,153    199,712
  Shareholders' equity.............................................     33,451     29,048     39,207     21,898     30,265

 (a) In 1994, in order to conform to industry practice, the Company reclassified certain pass-through items previously recognized as service revenue to offset the related cost of service expenses. These reclassified items relate to charges associated with the Company's subscribers roaming into adjacent cellular markets. Appropriate reclassifications have been made in each period presented.
 (b) Effective January 1, 1994, the Company changed its depreciation expense period for approximately 30% of its property and equipment from seven years to a 10 to 20 year schedule. The effect of this change was to reduce depreciation for the year ended December 31, 1994 by $4.5 million.
 (c) In 1996, the Company recognized a deferred income tax benefit of $5.0 million, net of current income tax expense of $891,000. In prior years, the Company made the determination that it was uncertain that its net deferred income tax assets would be realized. See -- Item 7. Management's Discussion and Analysis of Results of Operations and Financial Position.
 (d) The extraordinary charges for the years ended December 31, 1994 and 1993 of $8.4 million and $3.7 million, respectively, reflect the write-off of deferred financing costs associated with the Company's credit facilities that were replaced during 1994 and 1993.
 (e) Adjusted to reflect the Company's three-for-two Class A common stock split effected August 24, 1994.
 (f)  Capital expenditures exclude acquisitions.
 (g) EBITDA consists of income (loss) from operations before depreciation and amortization. Although EBITDA is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles ("GAAP"), management believes that it is useful to a prospective investor because it is a measure widely used in the cellular industry to evaluate a Company's operating performance. EBITDA, however, should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of liquidity or profitability.
                                       20

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     The following is a discussion and analysis of the historical financial condition and results of operations of the Company and factors affecting the Company's financial resources. This discussion should be read in conjunction with the Company's consolidated financial statements, including the notes thereto.
  Years Ended December 31, 1996 and 1995
     Service revenue in 1996 rose 30% to $282.7 million from $217.4 million in 1995. This increase was primarily the result of a 132,000 or 35% increase in the number of subscribers in majority-owned markets to approximately 513,000 in 1996, including 5,000 added as a result of acquisitions, as compared to approximately 381,000 in 1995. Penetration, computed as a percentage of the Company's subscribers to total POPs in majority owned cellular markets, increased to 6.8% in 1996 from 5.3% in 1995. The increase in subscribers is the result of the growing acceptance of cellular communications and the Company's efforts to capitalize on this increasing acceptance through an expanded sales and distribution network. This increase was offset slightly by an increase in "churn" in 1996 to 2.2% from 2.1% in the same period in 1995 due to economic concerns felt by certain segments of the Company's subscriber base and by increased price competition at lower end rate plans. Churn is the monthly rate of customer deactivations expressed as a percentage of the subscriber base.
     Service revenue attributable to the Company's own subscribers (local revenue) increased 34% during 1996 to $236.1 million as compared to $175.9 million in 1995. Average monthly local revenue per subscriber declined 4% to $45 in 1996 compared to $47 in the prior year. This decline was primarily due to the continued pattern of increased incremental penetration into the segment of consumers who generally use their cellular phones less frequently. Service revenue generated by nonsubscribers roaming into the Company's markets increased 12% to $46.6 million in 1996 as compared to $41.5 million in the prior year. This increase was the result of increased usage and was partially offset by continued reductions in daily access and usage rates which is occurring in the industry with increasing frequency. The reduced rates affect the Company both as a provider and purchaser of roaming services. The revenue from the Company's customers combined with roaming revenue resulted in overall average monthly revenue per subscriber for the year of $54, a decline of 7% from $58 in the prior year.
     Cellular telephone equipment revenue decreased $527,000 or 3.4% to $15.1 million in 1996 as compared to 1995. Cost of cellular telephone equipment decreased 1% to $25.4 million during the same period. Net loss on cellular equipment was $10.3 million, an increase of 3% from $10.0 million net loss on cellular equipment experienced in 1995. The Company continues to sell telephones at or below cost for marketing purposes in response to competitive pressures and also continues the availability of its rental program.
     Cost of service as a percentage of service revenue decreased to 11% during 1996 from 12% during 1995 primarily as a result of the Company's continuing effort to reduce the charges associated with roamer fraud. The Company estimates that charges associated with roamer fraud included in cost of service decreased from approximately 4% of service revenue in the fourth quarter of 1995 to approximately 1% during 1996. To address the industry wide issue of fraud, the Company continues its detection procedures such as the use of computerized systems which trigger alarms when cellular usage conflicts with subscriber profiles. In addition, implementation of additional technology designed to authenticate valid users will assist the Company in preventing fraud in the future. The costs of these continued detection efforts and implementation of new technologies are expected to be approximately $1.5 million in 1997. Cellular fraud is expected to be a significant industry issue for the foreseeable future.
     General and administrative expenses increased 32% or $19.5 million during 1996 as compared to 1995, but as a percentage of service revenue remained constant at approximately 28% during both years. This increase is due primarily to compensation expense resulting from increases in the Company's employee base. General and administrative expenses as a percentage of service revenue are expected to decline slowly as the Company adds more subscribers without commensurate increases in general and administrative overhead and experiences higher utilization of the Company's existing personnel and systems.
     Marketing and selling expenses increased 14% to $62.4 million during 1996, compared to $54.9 million in 1995. As a percentage of service revenue, these expenses decreased from 25% in 1995 to 22% in 1996. During 1996, marketing and selling expenses including the net loss on cellular equipment ("Combined Marketing and Selling Expenses") increased to $72.6 million from $64.9 million in 1995. Combined Marketing and Selling Expenses per net subscriber addition (excluding subscribers gained through acquisitions) increased 12% to $572 in 1996 from $511 in 1995. This increase was primarily due to an increase in churn discussed above. Combined Marketing and Selling Expenses per gross subscriber addition (excluding subscribers gained through acquisitions) decreased to $301 in 1996 from $327 in 1995. While the Company has benefitted
                                       21
from the increased success of external distribution channels, the Company continues to emphasize internal distribution channels, which it believes result in higher long-term profit margins. The Company has discontinued its agent relationship with the Radio Shack chain, effective January 1, 1997. The Company has chosen to do so as a result of the escalating per activation commission charges which Radio Shack would have required had the relationship continued. The loss of the 60 Radio Shack locations from the retail distribution channel is an important event but management believes that its own increasing presence in the retail marketplace will help mitigate any effect on gross subscriber additions. In addition, management believes that attracting new subscribers through its own internal retail channel at a cost that is more reasonable is in the best long-term interest of the Company.
     Depreciation and amortization expenses increased $12.5 million or 34% during 1996 as compared to 1995. Property and equipment placed in service in 1996 of approximately $130.8 million together with property and equipment placed in service in 1995 of $129.9 million, which had its first complete year of depreciation in 1996, accounted for substantially all of this increase.
     Interest expense increased $7.9 million or 21% during 1996. This increase primarily resulted from an increase in average borrowings of approximately $110.6 million, and an increase in interest rates on $200 million of borrowings represented by the Debentures, offset slightly by a decrease in average interest rates charged.
     Equity in losses of unconsolidated investments increased by $11.6 million. This increase resulted primarily from higher operating, amortization and interest expenses incurred by both Inter(Bullet)Act and IWC as a result of expanding operations which were made possible by high yield debt financings completed during the third quarter of 1996 by each company aggregating approximately $200 million. Due to the increased losses by these investees the Company has recognized an amount of losses equal to its investment and accordingly has suspended recognition of losses on IWC as of December 31, 1996 and expects to do so for Inter(Bullet)Act during 1997. See "Liquidity and Capital Resources".
     In 1996, the Company recognized a deferred income tax asset of $5.0 million, net of current income tax expense of $891,000. Management concluded at December 31, 1996 that it is "more likely than not" that $5.0 million of the Company's net deferred income tax assets will be realized. This assessment considered the Company's historical operating trends, current forecasts and certain other factors. Prior to 1996, the Company made the assessment that realization of its net deferred income tax assets was uncertain due primarily to its history of operating losses. See "Liquidity and Capital Resources -- Income Taxes."
     The Company reported net income of $6.4 million or $0.16 per share for 1996 as compared to a net loss of $7.0 million or $0.17 per share for 1995. This $13.4 million positive change in net income is due primarily to the rate of revenue growth exceeding the rate of growth in related operating expenses and due to the recognition of a $4.1 million net income tax benefit in 1996.
  Years Ended December 31, 1995 and 1994
     Service revenue rose 49% to $217.4 million from $146.4 million in 1994 primarily as a result of a 56% increase in the number of subscribers in majority-owned markets to approximately 381,000 as of December 31, 1995, as compared to approximately 245,000 subscribers at the end of 1994. Approximately 88% of the increase in the number of subscribers was due to subscriber growth in markets controlled by the Company at the end of both years, and the remainder was due to the acquisition of new markets and subsequent subscriber additions in those markets.
     Total net subscribers in the Company's majority-owned markets increased by 136,000 during 1995 as compared to an increase of 112,700 in 1994. Of the total 1995 increase, 14,400 and 9,000 net activations were attributable to subscribers in markets acquired by the Company during 1995 and 1994, respectively. Penetration increased from 3.65% at December 31, 1994 to 5.34% at December 31, 1995. The increase in subscribers and incremental penetration is the result of the growing acceptance of cellular communications and the Company's marketing efforts and expanded distribution network.
     Service revenue attributable to the Company's own subscribers (local revenue) increased 60% during 1995 to $175.9 million as compared to $110.1 million in 1994. Average monthly local revenue per subscriber declined 11% to $47 in 1995 compared to $53 in the prior year. This decline was primarily due to increased incremental penetration into the segment of consumers who generally use their cellular phones less frequently and, to a lesser extent, to the acquisition of markets with subscribers who produce lower local revenue. Service revenue generated by nonsubscribers roaming into the Company's markets increased 14% to $41.5 million as compared to $36.3 million in the prior year period. This increase was the result of
                                       22
increased usage and was partially offset by reductions in daily access and usage rates of approximately 30% initiated by the Company and agreed to by certain other cellular providers in the mid-Atlantic region in 1995. The revenue from the Company's customers combined with roaming revenue resulted in overall average monthly revenue per subscriber for the year of $58, a decline of 17% from $70 in the prior year period.
     Cellular telephone equipment revenue decreased $2.9 million or 16% to $15.6 million for 1995 as compared to 1994. Cost of cellular telephone equipment decreased 14% to $25.6 million during 1995 due to increased activity in the Company's rental phone program and a corresponding reduction in sales. Net loss on cellular equipment was $10.0 million, a decrease of 12% from the $11.4 million net loss on cellular equipment experienced in the prior year period.
     Cost of service as a percentage of service revenue improved from 14% during 1994 to 12% during 1995, primarily as a result of the intercarrier roaming rate reductions described above. The balance of the decrease was due to the continued negotiation of more favorable long distance and interconnection agreements with service providers and, to a lesser extent, the higher utilization of the Company's cellular systems. Cost of service would have shown greater improvement as a percentage of service revenues were it not for the effects of roaming fraud experienced by the Company in the last three months of 1995.
     General and administrative expenses increased 37% or $16.5 million during 1995, but decreased as a percentage of service revenue to 28% from 30% in 1994. These expenses declined as a percentage of service revenue primarily as a result of limited increases in many overhead expenses resulting in higher utilization of the Company's existing personnel and systems.
     Marketing and selling expenses increased 48% to $54.9 million during 1995, compared to $37.1 million in 1994. As a percentage of service revenue, these expenses remained at 25%. During 1995, Combined Marketing and Selling Expenses increased to $64.9 million from $48.5 million in 1994. This increase was primarily attributable to sales commissions associated with the growth in subscribers for the 1995 period as compared to the 1994 period and an increase in salesperson salaries. Combined Marketing and Selling Expenses, excluding the number of subscribers in acquired markets at the time of acquisition, per net subscriber addition increased 4% to $511 in 1995 from $493 in 1994. This increase was primarily due to increases in the proportion of total subscriber activations effected through independent agents and increases in subscriber churn.
     Depreciation and amortization expenses increased $12.1 million or 50% during 1995 as compared to 1994. Capital expenditures of approximately $129.9 million during 1995 accounted for substantially all of the $8.4 million increase in depreciation expense. The balance of the increase is the result of the amortization of licenses and customer base acquired through acquisitions during the same period.
     Interest expense increased $16.2 million or 73% during 1995. This increase primarily resulted from an increase in average borrowings of approximately $162.0 million.
     The Company reported a net loss of $7.0 million or $0.17 per share as compared to a net loss before extraordinary item of $13.9 million or $0.36 per share for 1994. This reduction in net loss before extraordinary item is due to the rate of revenue growth exceeding the rate of growth in related operating expenses as discussed above.
  Liquidity and Capital Resources
     The Company requires capital to acquire, construct, operate and expand its cellular systems. The Company also explores, on an ongoing basis, possible acquisitions of cellular systems and properties as well as other investment opportunities, some of which may involve significant expenditures or commitments. In addition, although the initial buildout of its cellular system is complete, the Company will continue to construct additional cell sites and purchase cellular equipment to increase capacity as subscribers are added and usage increases, to expand geographic coverage and to provide for increased portable usage. The Company spent approximately $38.8 million and exchanged certain cellular assets in connection with acquisitions in 1996 and spent approximately $130.8 million on total capital expenditures in 1996. The Company spent approximately $69.9 million and exchanged certain cellular assets in connection with acquisitions in 1995 and spent $129.9 million on total capital expenditures in 1995.
     The specific capital requirements of the Company will depend primarily on the timing and size of any additional acquisitions and other investments as well as property and equipment needs. EBITDA has been a growing source of internal
                                       23
funding in recent years, but the Company does not expect EBITDA to grow sufficiently to meet both its property and equipment and debt service requirements for at least the next two years. In recent years, the Company has met its capital requirements primarily through bank financing, issuance of public debentures, private issuances of its Class A Common Stock and internally generated funds and the Company intends to continue to use external financing sources in the future.
     EBITDA does not represent and should not be considered as an alternative to net income or operating income as determined by generally accepted accounting principles. It should not be considered in isolation from other measures of performance according to such principles, including operating results and cash flows. EBITDA increased to $102.6 million in 1996 from $68.0 million in 1995 and net cash provided by operating activities as shown on the Statement of Cash Flows increased to $60.4 million in 1996 from $30.0 million in 1995. Net cash provided by operating activities in 1996 reflects a $7.9 million increase in interest expense, attributable primarily to increased borrowings and a decrease in working capital items of $4.5 million. Investing activities, primarily purchases of property and equipment and acquisitions of investments, used net cash of $152.9 million and $204.6 million in 1996 and 1995, respectively. Financing activities provided net cash of $95.6 million in 1996, primarily by proceeds from long-term debt of $107.8 million net of repayments. In 1995, the proceeds from issuances of long-term debt represented substantially all of the cash provided by financing activities.
     Financing Agreements. The Company's long-term debt consists primarily of a $675 million credit facility (the "Credit Facility") and $200 million of 9 3/8% Senior Debentures due 2006 (the "Debentures"). On December 23, 1994, the Company completed the closing of its Credit Facility, pursuant to an Amended and Restated Loan Agreement, with various lenders led by The Toronto-Dominion Bank and The Bank of New York. The Credit Facility, which refinanced the Company's $390 million 1993 Loan Agreement, consists of a $325 million term loan ("Term Loan") and a $350 million revolving loan ("Revolving Loan"). The Revolving Loan is available for capital expenditures, acquisitions of and investments in cellular and other wireless communication interests, and for other general corporate purposes. On April 10, 1996, the Company issued $200 million aggregate principal amount of the Debentures through an underwritten public offering and entered into a related amendment to the Credit Facility. The Credit Facility was amended to permit the issuance of the Debentures and require the structural subordination of the Debentures by making a subsidiary the primary obligor of the Credit Facility and all liabilities of the Company (other than the Debentures) and the owner of all stock and partnership interests of the Company's operating subsidiaries. The net proceeds of the sale of the Debentures were approximately $194.8 million.
     As of the end of 1996, $430.0 million had been borrowed under the Credit Facility and $245.0 was available under the Facility, subject to certain limitations. Under the restrictive covenants of the Credit Facility, future borrowing availability under the Revolving Loan generally increases as the Company's operating performance improves. The Company does not expect these covenants to curtail planned borrowings.
     According to the terms of the Credit Facility, the outstanding amount of the Term Loan as of March 30, 1998 is to be repaid in increasing quarterly installments commencing on March 31, 1998 and terminating at maturity on December 23, 2003. The quarterly installment payments begin at 1.875% of the outstanding principal amount at March 30, 1998 and gradually increase to 5.625% of the principal amount at March 31, 2003, at which time the Term Loan will be repaid. The available borrowings under the Revolving Loan will also be reduced on a quarterly basis commencing on March 31, 1998 and terminating on December 31, 2003. The quarterly reduction begins at 1.875% of the Revolving Loan commitment at March 30, 1998 and gradually increases to 5.625% of the commitment on March 31, 2003, at which time the Revolving Loan will be repaid.
     The Term Loan and the Revolving Loan bear interest at a rate equal to the Company's choice of the Prime Rate (as defined) or Eurodollar Rate (as defined) plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. As of December 31, 1996, the applicable margins on the borrowings were 0.0% and 1.125% per annum for the Prime Rate and Eurodollar Rate, respectively.
     The Debentures mature in 2006 and are redeemable at the Company's option, in whole or in part, at any time on or after April 15, 2001. There are no mandatory sinking fund payments for the Debentures. Interest is payable semi-annually. Upon a Change of Control Triggering Event (as defined in the Indenture for the Debentures), the Company will be required to make an offer to purchase the Debentures at a purchase price equal to the 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.
     Among other restrictions, the Credit Facility restricts the payment of cash dividends, limits the use of borrowings, limits the creation of additional long-term indebtedness and requires the maintenance of certain financial ratios. The requirements
                                       24
of the Credit Facility have been established in relation to the Company's projected capital needs, projected results of operations and cash flow. These requirements were generally designed to require continued improvement in the Company's operating performance such that EBITDA would be sufficient to continue servicing the debt as repayments are required. The Indenture for the Debentures contains limitations on, among other things, (i) the incurrence of additional indebtedness, (ii) the payment of dividends and other distributions with respect to the capital stock of the Company, (iii) the incurrence of certain liens, (iv) the ability of the Company to allow restrictions on distributions by subsidiaries, (v) asset sales, (vi) transactions with affiliates and (vii) certain consolidations, mergers and transfers of assets. The Company is in compliance with all requirements of the Credit Facility and the Indenture.
     Borrowings under the Credit Facility are secured by substantially all of the tangible and intangible assets and future cash flows of the Company. The Debentures are unsecured obligations of the Company.
     Acquisitions. The Company completed several acquisitions in 1995 and 1996. In January 1995, the Company purchased the Union, Pennsylvania (PA-8) RSA for a cash price of $51.3 million. The PA-8 RSA lies in the center of the Company's Mid-Atlantic SuperSystem. Condensed pro forma financial information for the acquisition of PA-8 as of December 31, 1995 and 1994 is contained in Note 3 to the consolidated financial statements.
     On August 12, 1996, the Company acquired the Logan, WV RSA ("WV-6 RSA") for a cash purchase price of $16.7 million. The WV-6 RSA is an operating cellular system and is contiguous to the Company's West Virginia markets and its operations will be managed as part of its Ohio Valley SuperSystem.
     On October 17, 1996, the Company completed the closing of an agreement to exchange certain cellular properties for four cellular markets contiguous to its Ohio Valley SuperSystem. In this transaction, the Company received four markets, OH-9 RSA, OH-10 RSA (excluding Perry and Hocking counties), Parkersburg-Marietta, WV-OH MSA, and the remaining county in the WV-1 RSA, in exchange for the Company's Orange County, NY cellular market and ownership interests in several minority owned cellular markets. The Company surrendered 324,000 POPs in Orange County and 76,000 POPs in minority owned markets, in exchange for 542,000 POPs in the Ohio Valley SuperSystem.
     The Company explores, on an ongoing basis, possible acquisitions of additional cellular systems and licenses. The Company currently has no agreements in principle regarding any such acquisition.
     International Wireless Communication Holdings, Inc and Foreign Investments. As of December 31, 1996, the Company had invested $13.8 million in International Wireless Communication Holdings, Inc. ("IWC") and owns approximately 36% of the outstanding stock of IWC. IWC is a development stage company specializing in securing, building and operating wireless businesses, generally other than cellular telephone systems, primarily in Asia and Latin America.
     During 1996, IWC completed the sale of 14% Senior Secured Discount Notes Due 2001, which have been exchanged for identical notes registered with the Securities and Exchange Commission ("SEC"), and warrants to purchase shares of IWC common stock. IWC received approximately $100 million in net proceeds from this financing which will be used to fund existing projects and the exploration of other opportunities. As existing and new projects are in the network buildout phase, the losses of IWC are expected to grow significantly in future years. The Company records its proportionate share of these losses under the equity method of accounting. During 1995 and 1996, the Company recognized on the equity method an amount of losses from IWC that is equal to the Company's equity investment in IWC. As a result, the Company has suspended the recognition of losses attributable to IWC until such time that the equity method income is available to offset the Company's share of IWC's future losses.
     Subsequent to December 31, 1996, the Company entered into a stock purchase agreement to purchase from an unrelated third party 7% of the outstanding shares of Star Digitel Limited ("SDL"), a Hong Kong company whose principal business activities relate to the provision and development of cellular telecommunications services in the People's Republic of China. Pursuant to the stock purchase agreement, the Company's purchase of such shares will occur in two closings, which are subject to the satisfaction of certain conditions, for an aggregate cash consideration of $8.4 million. IWC also recently acquired and maintains a 40% ownership interest in SDL.
     Inter(Bullet)Act Systems, Incorporated. As of December 31, 1996, the Company had invested $10.0 million in Inter(Bullet)Act Systems, Incorporated ("Inter(Bullet)Act") for an ownership interest of approximately 26% of Inter(Bullet)Act's outstanding common stock. Inter(Bullet)Act is a development stage company that provides consumer products manufacturers and retailers (currently supermarkets) the ability to offer targeted promotions to retail customers at the point of entry of a retail outlet through an interactive multi-media system utilizing ATM-like terminals.
                                       25

     During 1996, Inter(Bullet)Act completed the sale of 142,000 units ("Units") of 14% Senior Discount Notes Due 2003, which have been exchanged for identical notes registered with the SEC, and warrants to purchase shares of common stock at $.01 per share. The Company purchased for $12.0 million a total of 18,000 Units consisting of $18.0 million principal amount at maturity of these 14% Senior Discount Notes and warrants to purchase 132,012 shares of common stock. These warrant shares presently represent approximately 2% of Inter(Bullet)Act's outstanding common stock. In addition, an existing warrant held by the Company was restructured whereby the Company has the right to acquire at any time prior to May 5, 2005 an aggregate of 900,113 shares of common stock for $23.50 per share, which shares presently represent approximately 10% of the outstanding common stock of Inter(Bullet)Act.
     Inter(Bullet)Act has incurred net losses since its inception. Inter(Bullet)Act received approximately $91 million in net proceeds from the above financing which will be used to accelerate the roll-out of its systems in retail supermarkets and, as a result, the net losses incurred by Inter(Bullet)Act are expected to grow significantly in future years. The Company records its proportionate share of these losses under the equity method of accounting. The Company anticipates that during 1997 its cumulative proportionate share of Inter(Bullet)Act losses will exceed the remaining portion of its investment in Inter(Bullet)Act. Accordingly the Company will suspend the recognition of losses attributable to Inter(Bullet)Act until such time that the equity method income is available to offset the Company's share of Inter(Bullet)Act's future losses.
     Geotek Communications, Inc. In 1994, the Company purchased from Geotek Communications, Inc. ("Geotek") 2.5 million shares of Geotek common stock for $30 million and received a series of options to purchase additional shares and entered into a five-year management consulting agreement to provide operational and marketing support in exchange for 300,000 shares of Geotek common stock per year. Geotek is a telecommunications company that is developing a wireless communications network in certain metropolitan markets in the United States based on its FHMA digital technology. Its common stock is traded on the NASDAQ National Market System. In September 1995, the Company purchased for $5.0 million in cash 531,463 shares of convertible preferred stock of Geotek with a stated value of $9.408 per share. On September 15, 1996, the Company allowed the initial series of options to expire unexercised, and as a result, all other options and the management consulting agreement also expired.
     Capital Expenditures. As of December 1996, the Company had $391.3 million of property and equipment in service. The Company historically has incurred capital expenditures primarily based upon capacity needs in its existing markets resulting from continued subscriber growth. In order to increase geographic coverage and provide for additional portable usage the Company intends to increase the number of sites and add additional capacity to existing sites. As a result of this accelerated network buildout and the continued growth of the Company's subscriber base, capital expenditures were $130.8 million during 1996. During 1997, the Company plans to continue this accelerated buildout. Capital expenditures for 1997 are estimated to be approximately $120 million and are expected to be funded primarily through internally generated funds. Approximately $90 million of those capital expenditures will be for cellular network equipment, and the remainder will be primarily for rental telephones and computer equipment.
     On November 4, 1996, the Company's Board of Directors authorized the repurchase of up to 2,500,000 shares of its Class A Common Stock from time to time in open market or other transactions. As of December 31, 1996 the Company had repurchased 255,000 shares at an average price per share of approximately $17.00. Through March 31, 1997, the Company had repurchased 320,000 additional shares at an average price per share of approximately $14.85.
     Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109--"Accounting for Income Taxes." This standard requires, among other things, the recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax NOLs, to the extent that realization of such benefits is more likely than not. Prior to 1996, the Company incurred significant financial reporting and tax losses primarily as a result of substantial depreciation, amortization and interest expenses associated with acquiring and developing its cellular markets and substantial marketing and other operating costs associated with building its subscriber base. Although substantial net deferred income tax assets were generated, these assets and the associated income were not recognized for financial reporting purposes and a valuation allowance equal to the unrecognized asset was established. Management's assessment was that the Company's historical operating results did not make future profitability certain enough for it to recognize any part of the asset and related income.
     Since inception, the Company has steadily increased its subscriber base and improved its revenues and operating results at rates consistent with management's annual internal forecasts. See "Item 6. Selected Financial Data." The Company achieved profitability in 1996 for financial reporting purposes, and management expects improvements in operating results in 1997 and future periods. Although the Company's ongoing operations have generated Federal taxable losses since inception,
                                       26
it expects taxable income in future periods. There can be no assurance that the Company will achieve improvements in its results of operations. See the "Safe Harbor" statement below for a description of certain risks and uncertainties that may affect the Company. Because of these risks and uncertainties, management concluded that forecasts could be made with enough certainty to recognize net deferred income tax assets only over a relatively short-term period. Therefore, the Company recognized only $5.0 million of its $104.2 million of its net deferred income tax assets at
December 31, 1996 and maintained a valuation allowance for the remainder of the Company's $99.2 million of net deferred
income tax assets. The Company will continue to assess the recognition of additional net deferred tax assets based on its ongoing evaluation of its actual performance and ability to estimate future performance.
     For Federal income tax reporting purposes, the Company had net operating loss carryforwards of approximately $315 million at December 31, 1996. These losses may be used to reduce future taxable income, if any, and expire through 2010. The primary differences between the accumulated deficit for financial reporting purposes and the income tax loss carryforwards relate to the differences in the treatment of certain deferred cellular license acquisition costs, certain gains on dispositions of cellular interests, partnership losses, depreciation methods, estimated useful lives and compensation earned under stock compensation plans. These carryforwards may be subject to annual limitation in the future in accordance with the Tax Reform Act of 1986 and the ability to use these carryforwards could be significantly impacted by a future "change in control" of the Company. The limitations, if any, arising from such future "change in control" cannot be known at this time. See Note 6 to the Company's Consolidated Financial Statements for further information regarding the Company's income tax status.
     General. Although no assurance can be given that such will be the case, the Company believes that its internally generated funds and available borrowing capacity under the Credit Facility will be sufficient during the next several years to complete its planned network expansion, to fund debt service, to provide flexibility, to repurchase shares, to pursue acquisitions and other business opportunities that might arise in the future, and to meet working capital and general corporate needs. The Company also may issue additional shares of Class A Common Stock.
  Inflation
     The Company believes that inflation affects its business no more than it generally affects other similar businesses.
     "Safe Harbor" Statement under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended:
     Except for the historical information presented, the matters disclosed in this release include forward-looking statements. These statements represent the Company's judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (i) the substantial leverage of the Company which may adversely affect the Company's ability to finance its future operations, to compete effectively against better capitalized competitors and to withstand downturns in its business or the economy generally; (ii) a change in economic conditions in the markets served by the Company which could effect demand for cellular services; (iii) greater than anticipated competition from PCS and ESMR companies that provide services and features in addition to those currently provided by cellular companies, and the risk that the Company will not be able to provide such services and features or that it will not be able to do so on a timely or profitable basis; (iv) technological developments that make the Company's existing analog networks and planned digital networks uncompetitive or obsolete such as the risk that the Company's choice of Time Division Multiple Access ("TDMA") as its digital technology leaves it at a competitive disadvantage if other digital technologies, including Code Division Multiple Access ("CDMA"), ultimately provide substantial advantages over TDMA or analog technology and competitive pressures force the Company to implement CDMA or another digital technology at substantially increased cost; and (v) higher than anticipated costs due to unauthorized use of its networks and the development and implementation of measures to curtail such fraudulent use. See the Company's Form 8-K dated March 31, 1997 and the Company's subsequent filings and reports with the Securities and Exchange Commission for a further description of these risks.
Item 8. Financial Statements and Supplementary Data
     The consolidated financial statements and notes to consolidated financial statements of the Registrant and its subsidiaries are included in this Form 10-K following the Index to Financial Statements and Schedules. In addition, Financial Statements of the Registrant's 50% or less owned significant subsidiaries are included.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
                                       27

                                    PART III
Item 10. Directors and Executive Officers of the Registrant
     Information with respect to directors appearing under the heading, "Election of Directors" in the Registrant's proxy statement for the Annual Meeting of Shareholders to be held May 15, 1997, is incorporated herein by reference. Other information with respect to executive officers is contained in
Part I -- Item 4 (a) Executive Officers of the Registrant.
Item 11. Executive Compensation
     Information with respect to executive compensation appearing under the heading "Executive Compensation" in the Registrant's proxy statement for the Annual Meeting of Shareholders to be held May 15, 1997, is incorporated herein by reference.
Item 12. Securities Ownership of Certain Beneficial Owners and Management Information with respect to securities ownership of certain beneficial owners and management appearing under the headings "Voting Securities Outstanding" and "Security Ownership of Management" in the Registrant's proxy statement for the Annual Meeting of Shareholders to be held May 15, 1997, is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
     Information with respect to certain transactions appearing under the heading "Certain Transactions" in the Registrant's proxy statement for the Annual Meeting of Shareholders to be held May 15, 1997, is incorporated herein by reference.
                                       28

                                    PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) and (2)   Financial Statements and Financial Statement Schedules. The financial statements and supplemental schedules listed in the accompanying Index to Financial Statements and Schedules are filed as a part of this report.
(3)              Exhibits. Exhibits to this report are listed in the accompanying Index to Exhibits.
(b)              Reports on Form 8-K. There were no reports filed on Form 8-K during the fourth quarter of 1996.

                                   SIGNATURES
     Pursuant to the requirements of the Section 13 and 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         VANGUARD CELLULAR SYSTEMS, INC.
                                         By: /s/       HAYNES G. GRIFFIN
                                                     Haynes G. Griffin
                                            Chairman of the Board of Directors
                                              and Co-Chief Executive Officer
                                         Date: March 31, 1997
     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      Signature                                              Title                             Date
          /s/              HAYNES G. GRIFFIN            Chairman of the Board of Directors, Co-Chief      March 31, 1997
                  Haynes G. Griffin                       Executive Officer
          /s/             STEPHEN R. LEEOLOU            President, Co-Chief Executive Officer, Director   March 31, 1997
                  Stephen R. Leeolou
         /s/            STUART S. RICHARDSON            Vice Chairman of the Board of Directors           March 31, 1997
                 Stuart S. Richardson
        /s/          L. RICHARDSON PREYER, JR.          Vice Chairman of the Board of Directors           March 31, 1997
              L. Richardson Preyer, Jr.
          /s/            STEPHEN L. HOLCOMBE            Chief Financial Officer (Principal accounting     March 31, 1997
                 Stephen L. Holcombe                      and principal financial officer)
          /s/             F. COOPER BRANTLEY            Director                                          March 31, 1997
                  F. Cooper Brantley
           /s/                DORIS R. BRAY             Director                                          March 31, 1997
                    Doris R. Bray
          /s/            ROBERT M. DEMICHELE            Director                                          March 31, 1997
                 Robert M. DeMichele
        /s/          L. RICHARDSON PREYER, SR.          Director                                          March 31, 1997
              L. Richardson Preyer, Sr.
         /s/            ROBERT A. SILVERBERG            Director                                          March 31, 1997
                 Robert A. Silverberg

                                       30

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                                          Page
Vanguard Cellular Systems, Inc. and Subsidiaries
  Consolidated Balance Sheets, December 31, 1996 and 1995..............................................................    F-2
  Consolidated Statements of Operations for the Years ended December 31, 1996, 1995 and 1994...........................    F-3
  Consolidated Statements of Changes in Shareholders' Equity for the Years ended
     December 31, 1996, 1995 and 1994..................................................................................    F-4
  Consolidated Statements of Cash Flows for the Years ended December 31, 1996, 1995 and 1994...........................    F-5
  Notes to Consolidated Financial Statements...........................................................................    F-6
  Report of Independent Public Accountants.............................................................................   F-22
  Schedule I -- Condensed Financial Information of the Registrant......................................................   F-23
  Schedule II -- Valuation and Qualifying Accounts.....................................................................   F-27
Financial Statements of Certain Significant 50% or less Owned Subsidiaries.............................................   F-28

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
                                      F-1

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                                                                                            December 31,
                                                                                                         1996         1995
Assets
CURRENT ASSETS:
  Cash..............................................................................................   $  11,180    $   8,085
  Accounts receivable, net of allowances for doubtful accounts of $4,617 and $5,823.................      29,907       31,270
  Cellular telephone inventories....................................................................      15,921        8,957
  Deferred income tax asset.........................................................................       2,149           --
  Prepaid expenses..................................................................................       2,057        1,498
     Total current assets...........................................................................      61,214       49,810
INVESTMENTS.........................................................................................     333,371      306,760
PROPERTY AND EQUIPMENT, at cost:
  Land..............................................................................................       2,432        1,997
  Buildings.........................................................................................         584          536
  Cellular telephones held for rental...............................................................      30,040       18,814
  Cellular telephone systems........................................................................     295,376      221,281
  Office furniture and equipment....................................................................      62,866       45,222
                                                                                                         391,298      287,850
  Less -- Accumulated depreciation..................................................................     119,470       94,057
                                                                                                         271,828      193,793
  Construction in progress..........................................................................      41,972       31,413
                                                                                                         313,800      225,206
OTHER ASSETS, net of accumulated amortization of $6,965 and $3,390..................................      22,196       14,801
     Total assets...................................................................................   $ 730,581    $ 596,577
Liabilities and Shareholders' Equity
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.............................................................   $  65,497    $  43,147
  Customer deposits.................................................................................       1,679        1,666
     Total current liabilities......................................................................      67,176       44,813
LONG-TERM DEBT......................................................................................     629,954      522,143
MINORITY INTERESTS..................................................................................          --          573
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY:
  Preferred stock -- $.01 par value, 1,000,000 shares authorized, no shares issued..................          --           --
  Common stock, Class A -- $.01 par value, 250,000,000 shares authorized, and 41,084,522 and
     41,312,053 shares issued and outstanding.......................................................         411          413
  Common stock, Class B -- $.01 par value, 30,000,000 shares authorized, no shares issued...........          --           --
  Additional capital in excess of par value.........................................................     237,640      238,662
  Net unrealized holding loss.......................................................................     (14,570)     (16,395)
  Accumulated deficit...............................................................................    (190,030)    (193,632)
     Total shareholders' equity.....................................................................      33,451       29,048
     Total liabilities and shareholders' equity.....................................................   $ 730,581    $ 596,577

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.
                                      F-2

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands, except per share data)

                                                                                          For the Years Ended December 31,
                                                                                           1996         1995         1994
REVENUE:
  Service revenue.....................................................................   $282,694     $217,440     $146,417
  Cellular telephone equipment revenue................................................     15,120       15,647       18,529
  Other...............................................................................      4,240        2,984        3,055
                                                                                          302,054      236,071      168,001
COSTS AND EXPENSES:
  Cost of service.....................................................................     31,678       27,043       21,008
  Cost of cellular telephone equipment................................................     25,372       25,605       29,933
  General and administrative..........................................................     80,057       60,489       44,019
  Marketing and selling...............................................................     62,384       54,906       37,102
  Depreciation and amortization.......................................................     48,635       36,170       24,073
                                                                                          248,126      204,213      156,135
INCOME FROM OPERATIONS................................................................     53,928       31,858       11,866
NET GAINS (LOSSES) ON DISPOSITIONS....................................................      6,716        1,787         (339)
INTEREST EXPENSE......................................................................    (46,199)     (38,293)     (22,126)
EQUITY IN EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES..............................    (13,816)      (2,261)         206
OTHER, net............................................................................      1,680         (101)      (3,399)
INCOME (LOSS) BEFORE INCOME TAXES.....................................................      2,309       (7,010)     (13,792)
INCOME TAX BENEFIT....................................................................      4,109           --           --
INCOME (LOSS) BEFORE MINORITY INTERESTS...............................................      6,418       (7,010)     (13,792)
MINORITY INTERESTS....................................................................         31           (3)        (153)
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...........................................      6,449       (7,013)     (13,945)
EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT..........................................         --           --       (8,402)
NET INCOME (LOSS).....................................................................   $  6,449     $ (7,013)    $(22,347)
NET INCOME (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM.................................   $   0.16     $  (0.17)    $  (0.36)
PER SHARE EFFECT OF EXTRAORDINARY ITEM................................................         --           --        (0.22)
NET INCOME (LOSS) PER SHARE...........................................................   $   0.16     $  (0.17)    $  (0.58)
  WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING................................     41,320       41,100       38,628

The accompanying notes to consolidated financial statements are an integral part of these statements.
                                      F-3

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         (Dollar amounts in thousands)

                                                              For the Years Ended December 31, 1994, 1995 and 1996
                                                                       Additional
                                                    Common Stock       Capital in                                      Total
                                                      Class A          Excess of    Net Unrealized   Accumulated   Shareholders'
                                                  Shares      Amount   Par Value     Holding Loss      Deficit         Equity
BALANCE, January 1, 1994......................   38,398,080    $384     $ 185,786      $     --       $(164,272)      $ 21,898
Shares issued upon exercise of stock
  options.....................................      210,719       2         1,061            --              --          1,063
Shares issued for cash........................       28,576      --           499            --              --            499
Shares issued in exchange for cellular
  interests...................................    1,891,959      19        47,385            --              --         47,404
Net unrealized holding loss...................           --      --            --        (9,310)             --         (9,310)
Net loss......................................           --      --            --            --         (22,347)       (22,347)
BALANCE, December 31, 1994....................   40,529,334     405       234,731        (9,310)       (186,619)        39,207
Shares issued upon exercise of stock
  options.....................................      755,906       8         3,294            --              --          3,302
Shares issued for cash........................       26,813      --           637            --              --            637
Net unrealized holding loss...................           --      --            --        (7,085)             --         (7,085)
Net loss......................................           --      --            --            --          (7,013)        (7,013)
BALANCE, December 31, 1995....................   41,312,053     413       238,662       (16,395)       (193,632)        29,048
Shares issued upon exercise of stock
  options.....................................       27,190      --           448            --              --            448
Shares issued for cash........................          279      --             6            --              --              6
Shares repurchased and retired................     (255,000)     (2)       (1,476)           --          (2,847)        (4,325)
Net unrealized holding gain...................           --      --            --         1,825              --          1,825
Net income....................................           --      --            --            --           6,449          6,449
BALANCE, December 31, 1996....................   41,084,522    $411     $ 237,640      $(14,570)      $(190,030)      $ 33,451

The accompanying notes to consolidated financial statements are an integral part of these statements.
                                      F-4

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)

                                                                                         For the Years Ended December 31,
                                                                                         1996          1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).................................................................   $   6,449     $  (7,013)    $ (22,347)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization..................................................      48,635        36,170        24,073
     Amortization of deferred financing costs.......................................       1,587         1,322         1,334
     Equity in losses (earnings) of unconsolidated affiliates.......................      13,816         2,261          (206)
     Amortization of bond investment discount.......................................        (714)           --            --
     Minority interests.............................................................         (31)            3           153
     Net (gains) losses on dispositions.............................................      (6,716)       (1,787)          339
     Deferred income tax benefit....................................................      (5,000)           --            --
     Extraordinary loss on extinguishment of debt...................................          --            --         8,402
     Stock received for management consulting services..............................      (2,087)       (2,436)       (2,496)
     Changes in current items:
       Accounts receivable, net.....................................................       1,363        (8,250)       (8,974)
       Cellular telephone inventories...............................................      (6,964)        1,649        (5,744)
       Accounts payable and accrued expenses........................................      10,614         8,363         7,223
       Other, net...................................................................        (537)         (321)          494
       Net cash provided by operating activities....................................      60,415        29,961         2,251
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment...............................................    (119,077)     (136,149)      (51,017)
  Proceeds from dispositions of property and equipment..............................         540           380           109
  Payments for acquisition of investments...........................................     (38,790)      (69,908)      (54,813)
  Proceeds from dispositions of investments.........................................       4,644         1,413           446
  Capital contributions to unconsolidated cellular entities.........................        (221)         (318)         (651)
       Net cash used in investing activities........................................    (152,904)     (204,582)     (105,926)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt..............................................    (193,007)           --      (334,006)
  Repurchase of common stock........................................................      (4,325)           --            --
  Net proceeds from issuance of common stock........................................         454         3,939         1,415
  Proceeds of long-term debt........................................................     300,802       173,494       444,500
  Debt issuance costs...............................................................      (6,914)         (124)      (11,180)
  Increase in other assets..........................................................      (1,426)         (348)         (407)
       Net cash provided by financing activities....................................      95,584       176,961       100,322
NET INCREASE (DECREASE) IN CASH.....................................................       3,095         2,340        (3,353)
CASH, beginning of year.............................................................       8,085         5,745         9,098
CASH, end of year...................................................................   $  11,180     $   8,085     $   5,745
SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE YEAR FOR:
  INTEREST, net of amounts capitalized..............................................   $  42,579     $  32,597     $  21,914
  INCOME TAXES......................................................................         891            --            --

The accompanying notes to consolidated financial statements are an integral part of these statements.
                                      F-5

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 -- ORGANIZATION
     Vanguard Cellular Systems, Inc. ("Vanguard") (a North Carolina corporation) through its only direct subsidiary, Vanguard Cellular Financial Corp. ("VCFC"), is a provider of cellular telephone service to various markets in the eastern United States. The majority of Vanguard's operations are conducted in the Mid-Atlantic SuperSystem covering areas of Pennsylvania, New York and New Jersey. The primary activities of Vanguard, VCFC, its wholly owned subsidiaries and its majority owned cellular entities (collectively referred to as the Company) include acquiring interests in entities that have been granted nonwireline Federal Communications Commission ("FCC") permits to construct or authorizations to operate cellular telephone systems, and constructing and operating cellular telephone systems.
     All of the Company's cellular entities operate under the trade name of CellularONE(Register mark), which is the trade name many nonwireline carriers have adopted to provide uniformity throughout the industry. The trade name is owned by a partnership in which the Company holds a minority ownership interest.
     Vanguard is a holding company which is the 100% shareholder of VCFC. This organization was created to structurally subordinate Vanguard's $200 million in Senior Debentures to VCFC's Credit Facility. (See Note 4 -- Long-Term Financing Arrangements.)
Note 2 -- SIGNIFICANT ACCOUNTING AND REPORTING POLICIES
Principles of Consolidation
     The consolidated financial statements include the accounts of Vanguard, VCFC, its wholly owned subsidiaries and the entities in which it has a majority ownership interest. Investments in which the Company exercises significant influence but does not exercise control through majority ownership have been accounted for using the equity method of accounting. Investments in which the Company does not exercise significant influence or control through majority ownership have been accounted for using the cost method of accounting. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates
     The preparation of these consolidated financial statements and footnote disclosures required the use of certain estimates by management in determining the Company's financial position and results of operations. Actual results could differ from those estimates.
Cellular Telephone Inventories
     Inventories, consisting primarily of cellular telephones held for resale, are valued at the lower of first-in, first-out (FIFO) cost or market. Investments
     Investments in Cellular Entities -- Investments in cellular entities consist of the costs incurred to acquire FCC licenses or interests in entities that have been awarded FCC licenses to provide cellular service net of the Company's share of the fair value of the net assets acquired, payments of other acquisition related expenses and capital contributions to unconsolidated cellular entities. The Company's investment in consolidated cellular entities is being amortized over forty years. Exchanges of minority ownership interests in cellular entities are recorded based on the fair value of the ownership interests acquired.
     Investments in Noncellular Entities -- Investments in noncellular entities consist of the Company's investments in International Wireless Communications Holdings, Inc. ("IWC"), Inter(Bullet)Act Systems, Incorporated ("Inter(Bullet)Act") and Geotek Communications, Inc. ("Geotek"). The investments in IWC and Inter(Bullet)Act are recorded using the equity method. The investment in Geotek common stock is considered to be "available for sale" under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company's investment in the common stock of Geotek is recorded at its fair value and the investment in other securities of Geotek is recorded at cost.
                                      F-6

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
Note 2 -- SIGNIFICANT ACCOUNTING AND REPORTING POLICIES -- Continued
     The Company recognizes, only to the extent of its investment, its pro rata share of the net income or losses generated by the unconsolidated cellular and noncellular entities carried on the equity method of accounting.
Property and Equipment
     Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis for financial reporting purposes over the following estimated useful lives:

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

     At December 31, 1996 and 1995, construction in progress was composed primarily of the cost of uncompleted additions to the Company's cellular telephone systems in majority owned cellular markets. The Company capitalized interest costs of $1.3 million, $1.3 million and $684,000 in 1996, 1995 and 1994, respectively, as part of the cost of cellular telephone systems.
     Maintenance, repairs and minor renewals are charged to operations as incurred. Gains or losses at the time of disposition of property and equipment are reflected in the statements of operations currently.
     Cellular telephones are rented to certain customers generally with a contract for a minimum stipulated length of service. Such customers have the option to purchase the cellular telephone at any time during the term of the agreement.
Long-Lived Assets
     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company.
Other Assets
     Other assets include deferred financing costs which are being amortized over the period of the related agreements. Amortization of $1.6 million, $1.3 million and $1.3 million has been included in interest expense in each of the accompanying December 31, 1996, 1995 and 1994 Statements of Operations, respectively. In addition, payments related to agreements not to compete in certain cellular markets are being amortized over the period of the related agreements. As of December 31, 1995, these agreements had been fully amortized. Amortization expense relating to these agreements of $40,000 and $160,000 has been included in the accompanying December 31, 1995 and 1994 Statements of Operations, respectively. Other assets also include $8.2 million allocated to the acquired customer bases in connection with the acquisitions of the Logan, WV (WV-6) RSA in August 1996, the Union, PA (PA-8) RSA in January 1995, and the Binghamton, NY and Elmira, NY MSAs in December 1994. The customer bases are being amortized over a four-year period and accordingly amortization of $1.8 million and $1.7 million has been included in the accompanying December 31, 1996 and 1995 Statements of Operations, respectively.
Revenue Recognition
     Service revenue is recognized at the time cellular services are provided and service fees related to prebilled services are not recognized until earned. Cellular telephone equipment revenues consist primarily of sales of cellular telephones to subscribers and are recognized at the time equipment is delivered to the subscriber.
                                      F-7

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
Note 2 -- SIGNIFICANT ACCOUNTING AND REPORTING POLICIES -- Continued
Income Taxes
     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the use of the "asset and liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Net Income (Loss) per Share
     Net income (loss) per share is computed based upon the weighted average number of common shares outstanding during the year. Stock options have not been included in the calculation of net income per share for 1996 as their effect would not be significant, and have not been included in the calculation of net loss per share for 1995 and 1994 as their effect would be antidilutive.
     In February 1997, SFAS No. 128, "Earnings Per Share" was issued. SFAS No. 128 requires presentation of basic earnings per share and diluted earnings per share and supersedes or amends all previous earnings per share presentation requirements. Basic earnings per share will be based on income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is also based on income available to common shareholders divided by the sum of the weighted average number of common shares outstanding and all diluted potential common shares. SFAS No. 128 is effective for fiscal years ending after December 15, 1997. Earlier adoption is not allowed and the Company has not determined the impact on its future earnings per share presentations.
Statements of Cash Flows
     Additional required disclosures of noncash investing and financing activities for the years ended December 31, 1996, 1995 and 1994 are as follows:
     The Company acquired ownership interests in certain cellular entities and other investments for cash and noncash consideration, as follows (in thousands):

                                                                                  1996        1995        1994
Fair value of investments acquired...........................................   $ 57,272    $ 79,710    $105,742
Fair value of noncash consideration given up:
  Cellular licenses and interests............................................     16,395       7,366         882
  Issuance of common stock...................................................         --          --      47,551
Stock received for management consulting services............................      2,087       2,436       2,496
                                                                                  18,482       9,802      50,929
Cash acquisitions of investments.............................................   $ 38,790    $ 69,908    $ 54,813

     The Company acquired property and equipment for cash and noncash consideration, as follows:

Cash.........................................................................   $119,077    $136,149    $ 51,017
Increase (decrease) in accounts payable......................................     11,728      (6,255)     11,615
                                                                                $130,805    $129,894    $ 62,632

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
Note 3 -- INVESTMENTS
     Investments consist of the following as of December 31, 1996 and 1995 (in thousands).

                                                                                               1996        1995
Investments in cellular entities:
  Consolidated entities:
     License cost.........................................................................   $300,780    $272,708
     Accumulated amortization.............................................................    (36,113)    (29,546)
                                                                                              264,667     243,162
  Entities carried on the equity method:
     Cost.................................................................................     10,193      10,193
     Accumulated share of earnings........................................................      2,056         177
                                                                                               12,249      10,370
  Entities carried on the cost method.....................................................      9,993      14,262
                                                                                              286,909     267,794
Investments in noncellular entities:
  Entities carried on the equity method:
     Cost.................................................................................     23,823      17,258
     Accumulated share of losses..........................................................    (18,239)     (2,545)
                                                                                                5,584      14,713
  Investments carried as "available for sale":
     Cost.................................................................................     37,736      35,648
     Net unrealized holding losses........................................................    (14,570)    (16,395)
                                                                                               23,166      19,253
  Investment in debentures:
     At par...............................................................................     18,000          --
     Discount.............................................................................     (8,389)         --
                                                                                                9,611          --
  Other equity investments, at cost.......................................................      8,101       5,000
                                                                                               46,462      38,966
                                                                                             $333,371    $306,760

Investments in Cellular Entities
     The Company continues to expand its ownership of cellular markets through strategic acquisitions. The Company's significant activity relating to its cellular investments is discussed below.
     In April 1994, the Company completed the acquisition of the Altoona, PA MSA and the Chambersburg, PA (PA-10) RSA, which are contiguous to its Mid-Atlantic SuperSystem in exchange for $4.4 million in cash, the exchange of Hagerstown, MD cellular market and the Company's minority ownership interest in one cellular market.
     The Company purchased in October 1994, for $6.9 million in cash and $3.3 million in the Company's Class A common stock, the Washington, ME (ME-4) RSA and three of the four counties of the Mason, WV (WV-1) RSA. The Maine RSA is approximately 40 miles north of the Portland, ME MSA, which is already operated by the Company. The West Virginia RSA is contiguous to the Company's Charleston, WV MSA.
     In December 1994, the Company purchased the Binghamton, NY MSA and the Elmira, NY MSA for a purchase price consisting of 1,766,674 shares of the Company's Class A common stock and $6.1 million in cash. These markets are contiguous to the Company's Mid-Atlantic SuperSystem.
                                      F-9

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
Note 3 -- INVESTMENTS -- Continued
     In January 1995, the Company purchased the Union, PA (PA-8) RSA for a cash price of $51.3 million. The PA-8 RSA lies in the center of the Company's Mid-Atlantic SuperSystem and is an operational cellular system. Pro forma consolidated results of operations, as if the acquisition of the Union, PA RSA had occurred January 1, 1994, are as follows (in thousands, except per share data):

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

     In December 1995, the Company completed the acquisition of the remaining 13.24% ownership interests in the Harrisburg, PA MSA in exchange for ownership interests in cellular markets outside its regional metro-clusters and $2.9 million in cash.
     In August 1996, the Company acquired the Logan, WV RSA ("WV-6 RSA") for a cash purchase price of $16.7 million. The WV-6 RSA is contiguous to the Company's West Virginia markets and its operations are managed as part of its West Virginia metro-cluster. Pro forma results of operations, as if the acquisitions of the WV-6 RSA had occurred January 1, 1995 are as follows (in thousands, except per share data):

                                                                                                 Years Ended
                                                                                                 December 31,
                                                                                               1996        1995
Revenue...................................................................................   $304,196    $239,412
Net income (loss).........................................................................      4,774      (8,790)
Net income (loss) per share...............................................................       0.12       (0.21)

     In the third quarter of 1996, the Company acquired the remaining portions of the State College, PA and Williamsport, PA MSA's and the PA-10 East RSA in exchange for $2.8 million in cash. These markets are now 100% owned by the Company.
     In October 1996, the Company exchanged certain cellular properties for four cellular markets contiguous to its Ohio Valley SuperSystem. In this transaction, the Company received four markets, OH-9 RSA, OH-10 RSA (excluding Perry and Hocking counties), Parkersburg-Marietta, WV-OH MSA, and the remaining county in the WV-1 RSA, in exchange for the Company's Orange County, NY cellular market and ownership interests in several minority owned cellular markets. The Company surrendered 324,000 POPs in Orange County and 76,000 POPs in minority owned markets, and added 542,000 POPs to the Ohio Valley SuperSystem. This transaction was treated principally as an exchange of similar productive assets and, therefore, the cellular markets received have been recorded at the historical cost of the Orange County, NY cellular market, increased for the fair value of the additional minority ownership interests given up.
Cellular Entities on the Equity Method
     The Company holds an investment in a joint venture known as Eastern North Carolina Cellular Joint Venture ("ENCCJV"), owned 50% by the Company, created to acquire, own and operate various cellular markets located primarily in eastern North Carolina. The underlying net assets of the joint venture consist principally of its investment in the FCC licenses in the Wilmington, NC and Jacksonville, NC MSA cellular markets. The Company recognized $1.9 million, $284,000 and $206,000 as its proportionate share of the ENCCJV earnings during the years ended December 31, 1996, 1995 and 1994, respectively.
                                      F-10

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
Note 3 -- INVESTMENTS -- Continued
Cellular Entities on the Cost Method
     The investment balance of approximately $10.0 million at December 31, 1996 represents the Company's investment in approximately 40 cellular markets with ownership interests ranging from 0.30% to 5.09%. The Company holds these ownership interests for investment purposes.
Noncellular Investments
International Wireless Communications Holdings, Inc. and Foreign Investments
     The Company owns approximately 36% of the outstanding stock of IWC and has invested an aggregate of $13.8 million. IWC is a development stage Company specializing in securing, building and operating wireless businesses other than cellular telephone systems primarily in Asia and Latin America.
     During 1996, IWC completed the sale of 14% Senior Secured Discount Notes due 2001, which have been exchanged for identical notes registered with the Securities and Exchange Commission ("SEC"), and warrants to purchase shares of IWC common stock. IWC received approximately $100 million in net proceeds from this financing which will be used to fund existing projects and the exploration of other opportunities. As existing and new projects are in the network buildout phase, the losses of IWC are expected to grow significantly in future years. The Company records its proportionate share of these losses under the equity method of accounting. During 1995 and 1996, the Company recognized an amount of losses on the equity method from IWC that is equal to the Company's equity investment in IWC. As a result, the Company has suspended the recognition of losses attributable to IWC until such time that the equity method income is available to offset the Company's share of IWC's future losses.
     Subsequent to December 31, 1996, the Company entered into a stock purchase agreement to purchase from an unrelated third party 7% of the outstanding shares of Star Digitel Limited ("SDL"), a Hong Kong company whose principal business activities relate to the provision and development of cellular telecommunications services in the People's Republic of China. Pursuant to the stock purchase agreement, the Company's purchase of such shares will occur in two closings, which are subject to the satisfaction of certain conditions, for an aggregate cash consideration of $8.4 million. IWC also recently acquired and maintains a 40% ownership interest in SDL.
Inter(Bullet)Act Systems, Incorporated.
     As of December 31, 1996, the Company had invested $10.0 million in Inter(Bullet)Act for an ownership interest of approximately 26%. Inter(Bullet)Act is a development stage Company that provides consumer product manufacturers and retailers (currently supermarkets) the ability to offer targeted promotions to retail customers at the point of entry of a retail outlet through an interactive multi-media system utilizing ATM-like terminals.
     During 1996, Inter(Bullet)Act completed the sale of 142,000 units ("Units") of 14% Senior Discount Notes due 2003, which have been exchanged for identical notes registered with the SEC and warrants to purchase shares of common stock at $.01 per share. The Company purchased for $12.0 million a total of 18,000 Units consisting of $18.0 million principal amount at maturity of these 14% Senior Discount Notes and warrants to purchase 132,012 shares of common stock. At issuance, the Company allocated, based upon the estimated fair values, $8.9 million and $3.1 million to the debentures and warrants purchased by the Company, respectively. The shares issuable upon the exercise of these warrants currently represent approximately 2% of Inter(Bullet)Act's outstanding common stock. In addition, an existing warrant held by the Company was restructured whereby the Company has the right to acquire at any time prior to May 5, 2005 an aggregate of 900,113 shares of common stock for $23.50 per share, which shares presently represent approximately 10% of the outstanding common stock of Inter(Bullet)Act.
     Inter(Bullet)Act has incurred net losses since its inception. Inter(Bullet)Act received approximately $91 million in net proceeds from the above financing which will be used to accelerate the roll-out of its systems in retail supermarkets and, as a result, the net losses incurred by Inter(Bullet)Act are expected to grow significantly in future years. The Company records its proportionate share
                                      F-11

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
Note 3 -- INVESTMENTS -- Continued
of these losses under the equity method of accounting. The Company anticipates that during 1997 its cumulative proportionate share of Inter(Bullet)Act losses will exceed the remaining portion of its investment in Inter(Bullet)Act. Accordingly the Company will suspend the recognition of losses attributable to Inter(Bullet)Act until such time that the equity method income is available to offset the Company's share of Inter(Bullet)Act's future losses.
     In addition to the current ownership held by the Company certain officers, directors and entities affiliated with certain directors of the Company maintain an additional 27% ownership interest in Inter(Bullet)Act. The aggregate amount of losses recognized on the equity method of accounting for IWC and Inter(Bullet)Act are $15.7 million and $2.5 million during 1996 and 1995, respectively.
Geotek Communications, Inc.
     In 1994, the Company purchased from Geotek 2.5 million shares of Geotek common stock for $30 million and received a series of options to purchase additional shares and entered into a management consulting agreement to provide operational and marketing support in exchange for 300,000 shares of Geotek common stock per year. The investment in Geotek common shares is presented in the above table and is accounted for as "available for sale" pursuant to SFAS No. 115. As such, the investment is recorded as its market value, and a net unrealized holding loss of $14.6 million has been recorded as a component of shareholders' equity as of December 31, 1996. In September 1995, the Company purchased for $5.0 million in cash 531,463 shares of convertible preferred stock of Geotek with a stated value of $9.408 per share. The preferred stock investment is accounted for at cost and is included in Other Equity Investments in the above table. The stock options previously granted to the Company by Geotek in 1994 have all expired unexercised. The expiration of the options also resulted in the termination of the management agreement.
     Under the management agreement, the Company earned and recorded as revenue approximately 201,370 shares with an aggregate value of $2.1 million in 1996, approximately 300,000 shares with an aggregate value of $2.4 million in 1995 and approximately 250,000 shares with an aggregate value of $2.5 million in 1994. The Company currently owns less than 5% of Geotek's outstanding common stock. Financial Information of Equity Method Investees
     Combined financial position and operating results of the Company's equity method investees, ENCCJV, IWC and Inter(Bullet)Act as well as certain significant investees of IWC, for the last three years are as follows (in thousands):

                                                                                   1996 (1)    1995 (2)    1994 (3)
Current assets..................................................................   $161,974    $ 30,040    $ 14,367
Non-current assets..............................................................    238,507     119,528      52,530
Current liabilities.............................................................     48,397      19,318       6,462
Non-current liabilities.........................................................    254,073       2,701         353
Redeemable convertible preferred stock..........................................    103,021      98,845      19,578
Minority interest...............................................................      7,360         335         294
Revenues........................................................................     29,583      14,050       9,386
Gross profit....................................................................      2,769      10,418       7,265
Loss from operations............................................................    (54,386)    (12,787)     (2,773)
Net loss........................................................................    (71,730)    (15,081)     (3,327)

Information for each investee is summarized from the available financial information for each entity and is presented only for the years in which the Company maintained an investment.
(1) Includes information for ENCCJV, Inter(Bullet)Act, IWC and two of IWC's investees for which the Company's attributable indirect ownership was determined to be significant.
(2) Includes information for ENCCJV, IWC and Inter(Bullet)Act.
(3) Includes information for ENCCJV only.
                                      F-12

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
Note 4 -- LONG-TERM FINANCING ARRANGEMENTS
     The Company's long-term financing arrangements consist primarily of a $675 million Credit Facility and $200 million of Senior Debentures due 2006. The Credit Facility is senior to the Senior Debentures through the use of structured subordination whereby Vanguard is the borrower on the Senior Debentures and VCFC, Vanguard's only direct subsidiary, is the primary obligor on the Credit Facility.
     Long-term debt consists of the following as of December 31, 1996 and 1995 (in thousands):

                                                                                               1996        1995
Debt of VCFC:
  Borrowings under the Credit Facility:
     Term Loan............................................................................   $325,000    $325,000
     Revolving Loan.......................................................................    105,000     197,000
  Other Long-Term Debt....................................................................        137         143
                                                                                              430,137     522,143
Debt of Vanguard:
  Senior Debentures due 2006, net of unamortized discount of $183.........................    199,817          --
                                                                                             $629,954    $522,143

     The future maturities of the principal amount outstanding of all long-term financing arrangements at December 31, 1996 were as follows (in thousands):

1997......................................................................................   $     --
1998......................................................................................     24,512
1999......................................................................................     40,625
2000......................................................................................     48,750
2001......................................................................................     65,000
Thereafter................................................................................    451,250
                                                                                             $630,137

Credit Facility of VCFC
     In December 1994, the Company completed the closing of a $675 million credit facility, pursuant to an Amended and Restated Loan Agreement (the "Credit Facility"), with various lenders led by The Toronto-Dominion Bank and The Bank of New York.
     The Credit Facility is available to provide the Company with additional financial and operating flexibility and enable it to pursue business opportunities that may arise in the future. The Credit Facility refinanced the Company's then existing $390 million credit facility. In connection with the refinancing, the Company recorded an extraordinary loss of $8.4 million ($0.22 per share) in 1994, which represented the write-off of all unamortized deferred financing costs related to the refinanced facility.
     The Credit Facility consists of a "Term Loan" and a "Revolving Loan." The Term Loan, in the amount of $325 million, was used to repay the Company's borrowings under the prior credit facility. The Revolving Loan, in the amount of up to $350 million, is available for capital expenditures, to make acquisitions of and investments in cellular and other wireless communication interests, and for other general corporate purposes. As of December 31, 1996, $105 million had been borrowed under the Revolving Loan and the terms of these agreements limit additional available borrowing during the first quarter of 1997 to $54.0 million.
     The outstanding amount of the Term Loan as of March 30, 1998 is to be repaid in increasing quarterly installments commencing on March 31, 1998 and terminating at the maturity date of December 31, 2003. The quarterly installment payments begin at 1.875% of the outstanding principal amount at March 30, 1998 and gradually increase to 5.625% at March 31, 2003. The available borrowings under the Revolving Loan shall be reduced on a quarterly basis also commencing on
                                      F-13

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
Note 4 -- LONG-TERM FINANCING ARRANGEMENTS -- Continued
March 31, 1998 and terminating on December 31, 2003. The quarterly reduction begins at 1.875% of the Revolving Loan commitment at March 30, 1998 and gradually increases to 5.625% on March 31, 2003. The outstanding borrowings under the Term Loan are due and the Revolving Loan commitment is reduced quarterly as follows:

                                                                                        Percentage of
                                                                                      Outstanding Loans
1997...............................................................................            --%
1998...............................................................................           7.5
1999...............................................................................          12.5
2000...............................................................................          15.0
2001...............................................................................          20.0
2002...............................................................................          22.5
2003...............................................................................          22.5
                                                                                            100.0%

     The Term Loan and the Revolving Loan bear interest at a rate equal to the Company's choice of the Prime Rate or Eurodollar Rate plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. The ranges for this applicable margin are 0.0% to 0.5% for the Prime Rate and 1.0% to 1.75% for the Eurodollar Rate. As of December 31, 1996 the leverage ratio, which is computed as the ratio of Total Debt (as defined) to Adjusted Cash Flow (as defined), was at such a level as to cause the applicable margins on the borrowings to be 0.0% and 1.125% per annum for the Prime Rate and Eurodollar Rate, respectively. At December 31, 1996, the Company's effective interest rate on its outstanding borrowings was 7.65%.
     As security for borrowings under the Credit Facility, VCFC has pledged substantially all of its tangible and intangible assets and future cash flows. Among other restrictions, the credit facility restricts the payment of cash dividends, limits the use of borrowings, limits the creation of additional long-term indebtedness and requires the maintenance of certain financial ratios. The requirements of the Credit Facility were established in relation to projected capital needs and projected results of operations and cash flow. These requirements generally were designed to require continued improvement in operating performance such that its cash flow would be sufficient to continue servicing the debt as repayments are required. VCFC is in compliance with all loan covenants.
Senior Debentures of Vanguard
     On April 10, 1996, Vanguard issued $200 million aggregate principal amount of 9 3/8% Senior Debentures due 2006 (the "Debentures") through an underwritten public offering. The Debentures were issued at a price to the public of 99.901 for a yield of 9.384%. The net proceeds from the sale of the Debentures of approximately $194.8 million were used to reduce borrowings under the Revolving Loan portion of the Credit Facility and pay approximately $844,000 of expenses in connection with an amendment to the Credit Facility. The Credit Facility was amended to permit issuance of the Debentures and to require the structural subordination of the Debentures by making VCFC the primary obligor of the Credit Facility and all liabilities of the Company (other than the Debentures) and the owner of all stock and partnership interests of the Company's operating subsidiaries. The Debentures mature in 2006 and are redeemable at the Company's option, in whole or in part, at any time on or after April 15, 2001. There are no mandatory sinking fund payments for the Debentures. Interest is payable semi-annually. Upon a Change of Control Triggering Event (as defined in the Indenture for the Debentures), the Company will be required to make an offer to purchase the Debentures at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.
     The Debentures require that the Company limit, among other things, the incurrence of additional indebtedness, the payment of dividends or the repurchase of Capital Stock, certain distributions and transfers, and certain asset sales.
                                      F-14

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
Note 4 -- LONG-TERM FINANCING ARRANGEMENTS -- Continued
Interest Rate Protection Agreements
     The Company maintains interest rate swaps and interest rate caps which provide protection against interest rate risk. At December 31, 1996 the Company had interest rate cap agreements in place covering a notional amount of $100 million. The interest rate cap agreements provide protection to the extent that LIBOR exceeds the strike level through the expiration date as follows (in thousands):

  Strike Level       Notional Amount     Expiration Date
      9.00%                50,000          December 1997
      9.75                 50,000          December 1997
                        $ 100,000

     The total cost of these interest rate cap agreements of $412,500 has been recorded in other assets in the accompanying consolidated balance sheet and is being amortized over the lives of the agreements as a component of interest expense.
     Additionally, the Company maintains interest rate swap agreements that fix the LIBOR interest rate at 6.01% on a notional amount of $50 million through July 1997. Under these swap agreements, the Company benefits if LIBOR interest rates increase above the fixed rates and incurs additional interest expense if rates remain below the fixed rates. Any amounts received or paid under these agreements are reflected as interest expense over the period covered.
     On December 9, 1996, the Company entered into two 10 year reverse interest rate swaps with notional amounts totaling $75 million. The reverse swaps effectively convert $75 million of the Debentures into floating rate debt with interest payable at the six month LIBOR rate plus 3.1%. Simultaneous with this transaction, the Company purchased an interest rate cap that limits the total interest on the $75 million to 10% for the first three years should interest rates rise. The rate for the first six month period is 8.64% or .735% below the coupon rate on the Debentures.
     The effect of interest rate protection agreements on the operating results of the Company was to increase interest expense by $464,000, $82,000, and $95,000 in 1996, 1995 and 1994, respectively. The Company does not hold or issue financial instruments for trading purposes.
     Subsequent to December 31, 1996 the Company entered into additional interest rate protection agreements. The Company purchased interest rate cap agreements covering a notional amount of $50 million, having a strike level of 7.5% and having an expiration date of February 1999. The total cost of these agreements was $141,700. Additionally, the Company entered into two 9 year reverse interest rate swaps with notional amounts totaling $25 million. The reverse swaps effectively convert $25 million of the Debentures into floating rate debt with interest payable at the six-month LIBOR rate plus 2.61%. Simultaneously with this transaction, the Company purchased an interest rate cap that limits the total interest on the $25 million to 10% for the first three years. The rate for the first six month period will be set on April 11, 1997
Note 5 -- COMMITMENTS AND CONTINGENCIES
Operating Leases
     The Company leases office space, furniture, equipment, vehicles and land under noncancelable operating leases expiring through 2019. As of December 31, 1996, the future minimum rental payments under these lease agreements having an initial or remaining term in excess of one year were as follows (in thousands):

1997......................................................................................   $ 10,623
1998......................................................................................     10,014
1999......................................................................................      9,379
2000......................................................................................      8,913
2001......................................................................................      8,176
Thereafter................................................................................     69,705
                                                                                             $116,810

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
Note 5 -- COMMITMENTS AND CONTINGENCIES -- Continued
     Rent expense under operating leases was $9.3 million, $6.6 million, and $4.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. Construction and Capital Commitments
     Capital expenditures for 1997 are estimated to be approximately $120 million for the Company, and are expected to be funded primarily with internally generated funds.
Note 6 -- INCOME TAXES
     Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The components of net deferred income taxes as of December 31, 1996 and 1995 were as follows (in thousands):

                                                                                               1996        1995
Deferred income tax assets:
  Net operating loss carryforwards........................................................   $129,979    $126,684
  Property and equipment..................................................................         --      13,157
  Alternative minimum tax credits.........................................................        891          --
  Other liabilities and reserves..........................................................      3,659         811
  Valuation allowance.....................................................................    (99,215)    (81,388)
       Total deferred income tax assets...................................................     35,314      59,264
Deferred income tax liabilities:
  Investments and other intangibles.......................................................    (29,070)    (59,264)
  Property and equipment..................................................................     (1,244)         --
       Total deferred income tax liabilities..............................................    (30,314)    (59,264)
Net deferred income taxes.................................................................   $  5,000    $     --

     The above amounts have been classified in the consolidated balance sheet as follows (in thousands):

                                                                                       As of December
                                                                                             31
                                                                                       1996      1995
Deferred income tax assets:
  Current..........................................................................   $2,149    $   --
  Non-current, included in Other Assets............................................    2,851        --
                                                                                      $5,000    $   --

     Prior to 1996, the Company incurred significant financial reporting and tax losses primarily as a result of substantial depreciation, amortization and interest expenses associated with acquiring and developing its cellular markets and substantial marketing and other operating costs associated with building its subscriber base. Although substantial net deferred income tax assets were generated during these periods, a valuation allowance was established because in management's assessment the historical operating results made it uncertain whether the net deferred income tax assets would be realized.
     Since inception, the Company has steadily increased its subscriber base and improved its revenues and operating results at rates consistent with management's annual internal forecasts. For example, its reported operating results have improved from an $8.1 million loss from operations in 1992 to $53.9 million of income from operations in 1996. Similarly, pretax results (before extraordinary items) reflect earnings of $2.3 million in 1996 compared to losses of $7.0 million and $13.9 million in 1995 and 1994, respectively. Improvements in the Company's reported taxable income have generally lagged the financial reporting results; however, this gap is expected to narrow in future periods as a result of management tax planning and the expected timing of capital expenditures.
                                      F-16

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
Note 6 -- INCOME TAXES -- Continued
     The Company achieved profitability in 1996 for financial reporting purposes, and management expects improvements in operating results in 1997 and future periods. Although the Company's ongoing operations have generated Federal taxable losses since inception, it expects taxable income in 1997 and future periods. The Company's ability to achieve these expected future financial reporting and income tax results is dependent on numerous factors, including general economic conditions, the level of competition from PCS and other service providers and other factors beyond management's control. Therefore, there can be no assurance that the Company will achieve improvements in its results of operations.
     In assessing the realizability of the Company's net deferred income tax assets at December 31, 1996, management considered its historical operating trends in relation to management expectations of those results, forecasts of future taxable income and the risks and uncertainties discussed above. Because of these risks and uncertainties, management concluded that forecasts could be made with enough certainty to recognize net deferred income tax assets only over a relatively short-term period. Based upon this analysis, management concluded that it is "more likely than not" that $5.0 million of its $104.2 million of net deferred income tax assets at December 31,1996 will be realized. A valuation allowance of $99.2 million has been provided for the remainder of the Company's net deferred income tax assets. The Company will continue to assess the recognition of additional net deferred income tax assets based on its ongoing evaluation of its actual performance and ability to estimate future performance.
     The unrecognized portion of the Company's net deferred income tax assets at December 31, 1996 includes deferred income tax assets totaling $41.5 million relating to the net unrealized holding loss on the investment in Geotek and to additional income tax deductions arising from restricted stock bonuses, stock options and stock purchase warrants. To the extent the tax benefit of these amounts is realized in future years, the benefit will be recorded as a direct addition to shareholders' equity.
     The Company's 1996 income tax benefit of $4.1 million includes a current provision of $891,000 for Federal alternative minimum taxes offset by the deferred income tax benefit discussed above. In 1995 and 1994, the Company reported no Federal income tax provision because of the reported losses for financial reporting and income tax purposes. State income tax planning strategies have been implemented such that no state income tax provision has been required for any period.
     A reconciliation between income taxes computed at the statutory Federal rate of 35% and the reported income tax benefit is as follows (in thousands):

                                                                                 December 31,
                                                                          1996       1995       1994
Amount at statutory Federal rate.....................................   $    808    $(2,454)   $(4,827)
Net benefit of tax planning strategies...............................    (20,814)    (9,877)        --
Other................................................................     (2,748)     2,779      1,275
Change in valuation allowance........................................     18,645      9,552      3,552
Income tax benefit...................................................   $ (4,109)   $    --    $    --

     In 1996 and 1995, the Company executed certain tax planning strategies that had the effect of increasing the total net deferred income tax assets. These transactions generally resulted in the current utilization of net operating loss carryforwards in exchange for the creation of income tax basis that will be deductible in future periods. The realizability of these additional net deferred tax amounts was evaluated by the Company in the manner discussed above.
     The net unrealized holding losses on the investment in Geotek and the additional income tax deductions arising from the exercise of stock options created additional net deferred income tax assets of $10.4 million in 1995. The 1996 change in the unrealized holding loss reduced net deferred income tax assets by $818,000. The valuation allowance has been adjusted to fully offset these changes in the net deferred income tax asset.
     For Federal income tax reporting purposes, the Company had net operating loss carryforwards of approximately $315 million at December 31, 1996. These losses may be used to reduce future taxable income, if any, and expire through 2010.
                                      F-17

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
Note 6 -- INCOME TAXES -- Continued
The primary differences between the accumulated deficit for financial reporting purposes and the income tax loss carryforwards relate to the differences in the treatment of certain deferred cellular license acquisition costs, certain gains on dispositions of cellular interests, partnership losses, depreciation methods, estimated useful lives and compensation earned under the stock compensation plan. These carryforwards may be subject to annual limitation in the future in accordance with the Tax Reform Act of 1986 and the ability to use these carryforwards could be significantly impacted by a future "change of control" of the Company. The limitations, if any, arising from such future "change in control" cannot be known at this time.
Note 7 -- CAPITAL STOCK
Common Stock
     In July 1994, the Board of Directors declared a 3 for 2 stock split of the Company's Class A common stock which was effected in the form of a dividend paid to shareholders of record on August 24, 1994 with cash paid for resultant fractional shares. The effect of the split has been retroactively applied to all Class A common stock and per share amounts disclosed in the accompanying financial statements and footnotes.
Acquisition of Cellular Interests
     The Company has registered 4,500,000 shares of its Class A common stock and 3,000,000 shares of its Class B common stock. The shares may be offered in connection with the acquisition of entities which have received or may receive an authorization or license from the FCC to provide cellular service. Through December 31, 1996, 2,707,957 of these registered shares of Class A common stock have been issued in conjunction with the acquisition of cellular markets.
Stock Compensation Plans
     During 1994, the Board adopted the 1994 Long-Term Incentive Plan (the 1994
Plan). Under the provisions of the 1994 Plan, the Company may grant up to 3,000,000 shares of the Company's Class A common stock to officers, directors and key employees in the form of nonqualified stock options, incentive stock options, stock appreciation rights, unrestricted stock, restricted stock and performance shares. All stock options must require exercise prices of not less than the fair market value of the Company's Class A common stock on the date of the grant, except that certain incentive stock options must require exercise prices of not less than 110% of fair market value of the Company's Class A common stock on the date of the grant. Options granted under the 1994 Plan may not have a term greater than ten years from the date of grant and are not transferable except upon death. As of December 31, 1996, 21,575 shares were available for future grants.
     Upon adoption of the 1994 Plan, the Company's previously adopted stock option and stock compensation plans were terminated. Options granted and outstanding under these previous plans are still exercisable, but no further grants may be made under these plans.
Restricted Stock Bonuses
     During 1987, the Board granted restricted stock bonuses for a total of 3,469,554 shares of Class A common stock (i) to three key officers for 1,077,768 shares each and (ii) to a director and a key employee for an aggregate of 236,250 shares. In the event of a change in control of the Company prior to December 31, 1998, the participants will be reimbursed for certain individual income tax payments, as defined, on the shares vesting after February 1991. As of December 31, 1996, all of the shares have vested.
Stock Options
     Under the terms of the Company's previous and current stock compensation plans, the Board has granted incentive stock options and nonqualified stock options requiring exercise prices approximating the fair market value of the Company's Class A common stock on the date of the grant.
     In January 1997, the Board of Directors authorized the cancellation of certain options with higher exercise prices and the reissuance of fewer options at a lower exercise price. Options for 896,000 shares with exercise prices ranging from $24.75 to
                                      F-18

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
Note 7 -- CAPITAL STOCK -- Continued
25.125 were canceled and new options for 717,200 shares with an exercise price of $15.69 were issued. In addition, options for 1,403,750 shares with an exercise price ranging from $21.50 and $21.625 were canceled and new options for 1,263,375 shares with an exercise price of $15.69 were issued. The exercise price for all of these new options reflects the fair market value at the time of issuance.
     Stock option activity under the plans was as follows:

                                                                                Number of Shares    Weighted Average
                                                                                  Under Option       Exercise Price
Balance, January 1, 1994.....................................................       2,862,425            $11.41
Granted......................................................................       1,140,743             20.73
Exercised....................................................................        (210,719)             5.05
Forfeited....................................................................         (15,332)            15.47
Balance, December 31, 1994...................................................       3,777,117             14.57
Granted......................................................................         907,500             25.12
Exercised....................................................................        (760,765)             4.36
Forfeited....................................................................         (20,750)            19.06
Balance, December 31, 1995...................................................       3,903,102             18.96
Granted......................................................................       1,331,925             18.40
Exercised....................................................................         (27,190)            16.56
Forfeited....................................................................          (6,450)            24.57
Balance, December 31, 1996...................................................       5,201,387            $18.82

     Of the total options outstanding at December 31, 1996, 2,871,637 have an exercise price in the range of $13.17 and $19.25 with a weighted-average exercise price of $15.58 and a weighted-average contractual life of 6.6 years. 1,907,484 of those options are exercisable at December 31, 1996. 2,314,750 of the total outstanding options at December 31, 1996 have an exercise price in the range of $21.50 and $25.13 with a weighted-average exercise price of $22.94 and a weighted-average contractual life of 8.2 years. 10,000 of those options are exercisable at December 31, 1996. The remaining 15,000 options have an exercise price of $2.22 and a one year remaining contractual life. All of those options are exercisable at December 31, 1996.
     In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages companies to adopt the fair value method for compensation expense recognition related to employee stock options. Existing accounting requirements of Accounting Principles Board Opinion No. 25 ("APB No. 25") use the intrinsic value method in determining compensation expense which represents the excess of the market price of the stock over the exercise price on the measurement date. The Company elected to remain under the APB No. 25 rules for stock options, and is required to provide pro forma disclosures of what net income and earnings per share would have been had the Company adopted the new fair value method for recognition purposes. The following information is presented as if the Company had adopted SFAS No. 123 and restated its results (in thousands, except per share data):

                                                                         1996       1995
Net income (loss):
  As reported........................................................   $6,449    $ (7,013)
  Pro forma..........................................................   $  163    $(11,056)
Net income (loss) per share:
  As reported........................................................   $ 0.16    $  (0.17)
  Pro forma..........................................................   $ --      $  (0.27)

     For the above information, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 1996 and 1995, respectively: risk free rates of
                                      F-19

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
Note 7 -- CAPITAL STOCK -- Continued
6.0% to 6.6% and 6.5% to 7.4%, expected volatility of 35% and 30%, and expected lives of 7 years in both years. The weighted-average grant date fair value of options granted during 1996 and 1995 was $9.19 and $12.45, respectively.
     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the above pro forma amounts may not be representative of the compensation costs to be expected in future years.
Shares Reserved for Issuance
     At December 31, 1996, 5,222,962 shares of the Company's Class A common stock are reserved for exercise and grant under the Company's stock compensation plans. In addition, 1,792,043 shares of Class A common stock and 3,000,000 shares of Class B common stock are reserved for issuance in conjunction with the acquisition of cellular interests discussed above.
Share Repurchase
     On November 11, 1996, the Company's Board of Directors authorized the repurchase of up to 2,500,000 shares of its Class A Common Stock from time to time in open market or other transactions. As of December 31, 1996 the Company had repurchased 255,000 shares of its Class A Common Stock at an average price of approximately $17.00.
Note 8 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses were composed of the following at December 31, 1996 and 1995 (in thousands):

                                                                                                1996       1995
Accounts payable............................................................................   $42,775    $25,451
Accrued expenses:
  Interest..................................................................................     6,279      4,631
  Payroll and commissions...................................................................    10,449      7,880
  Other.....................................................................................     5,994      5,185
                                                                                               $65,497    $43,147

Note 9 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
     The following methods and assumptions were used to estimate the fair value of each category of financial instruments for which it is practicable to estimate that value:
     Cellular entities carried on the cost method -- The fair value of these instruments is estimated based upon recent transactions from this portfolio.
     Investment in Geotek -- The fair value of publicly-traded securities is based upon quoted market price. The fair value of the remaining securities approximates the carrying value.
     Inter(Bullet)Act debentures and warrants -- The fair value of the combined investment in Inter(Bullet)Act debentures and warrants is based upon the quoted market price.
     Interest rate protection agreements -- The fair value of interest rate cap and swap agreements is based on quoted market prices as if the agreements were entered into on the measurement date.
     Borrowings under Credit Facility -- The fair value of the borrowings under the VCFC Credit Facility approximates the carrying value.
     Vanguard Senior Debentures -- The fair value of the Vanguard Senior Debentures is based upon quoted market price.
                                      F-20

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
Note 9 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS -- Continued The estimated fair values of the Company's financial assets (liabilities)
are summarized as follows (in thousands):

                                                                     December 31, 1996          December 31, 1995
                                                                  Carrying     Estimated     Carrying     Estimated
                                                                   Amount      Fair Value     Amount      Fair Value
Cellular entities carried on the cost method...................   $   9,993     $ 21,038     $  13,853    $   24,300
Investment in Geotek...........................................      28,166       28,166        24,253        24,253
Inter(Bullet)Act debentures and warrants.......................      12,712        9,000            --            --
Interest rate protection agreements............................         137       (2,114)          380          (400)
Borrowings under Credit Facility...............................    (430,000)    (430,000)     (522,000)     (522,000)
Senior Debentures of Vanguard..................................    (199,817)    (202,000)           --            --

Note 10 -- QUARTERLY INFORMATION (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1996 Quarters                                                             First     Second      Third     Fourth      Total
Revenue...............................................................   $66,017    $75,621    $79,623    $80,793    $302,054
Income from operations................................................    11,872     16,861     17,600      7,595      53,928
Net income (loss).....................................................     2,621      4,772      2,888     (3,832)      6,449
Net income (loss) per share...........................................      0.06       0.12       0.07      (0.09)       0.16
1995 Quarters                                                             First     Second      Third     Fourth      Total
Revenue...............................................................   $49,817    $58,754    $62,704    $64,796    $236,071
Income from operations................................................     1,963      7,928     13,805      8,162      31,858
Net income (loss).....................................................    (7,157)    (1,327)     3,291     (1,820)     (7,013)
Net income (loss) per share...........................................     (0.18)     (0.03)      0.08      (0.04)      (0.17)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To Vanguard Cellular Systems, Inc.:
     We have audited the accompanying consolidated balance sheets of Vanguard Cellular Systems, Inc. (a North Carolina corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vanguard Cellular Systems, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.
     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to consolidated financial statements and schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.
                                         ARTHUR ANDERSEN LLP
Greensboro, North Carolina,
February 26, 1997.
                                      F-22

                        VANGUARD CELLULAR SYSTEMS, INC.
        SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                    CONDENSED PARENT COMPANY BALANCE SHEETS
                         (Dollar amounts in thousands)

                                                                                                    December 31,    December 31,
                                                                                                        1996            1995
ASSETS
Cash.............................................................................................    $      586      $       --
Investments......................................................................................       230,970          29,048
Other Assets, net of accumulated amortization of $450............................................         5,552         --
       Total assets..............................................................................    $  237,108      $   29,048
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest.................................................................................    $    3,840      $       --
Long-Term Debt, net of discount of $183..........................................................       199,817              --
       Total liabilities.........................................................................       203,657              --
Shareholders' Equity:
  Preferred stock -- $.01 par value, 1,000,000 shares authorized, no shares issued...............            --              --
  Common stock, Class A -- $.01 par value, 250,000,000 shares authorized, 41,084,522 and
     41,312,053 shares issued and outstanding....................................................           411             413
  Common stock, Class B -- $.01 par value, 30,000,000 shares authorized, no shares issued........            --              --
  Additional capital in excess of par value......................................................       237,640         238,662
  Net unrealized holding loss....................................................................       (14,570)        (16,395)
  Accumulated deficit............................................................................      (190,030)       (193,632)
       Total shareholders' equity................................................................        33,451          29,048
       Total liabilities and shareholders' equity................................................    $  237,108      $   29,048

 The accompanying notes to condensed parent company financial statements are an integral part of these balance sheets.
                                      F-23

                        VANGUARD CELLULAR SYSTEMS, INC.
        SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
               CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS
                         (Dollar amounts in thousands)

                                                                                                For the years ended December
                                                                                                             31,
                                                                                                 1996       1995        1994
Interest expense............................................................................   $(13,940)   $    --    $     --
Equity in earnings (losses) of Vanguard Cellular Financial Corp.............................     20,389     (7,013)    (22,347)
Net income (loss)...........................................................................   $  6,449    $(7,013)   $(22,347)

 The accompanying notes to condensed parent company financial statements are an integral part of these statements.
                                      F-24

                        VANGUARD CELLULAR SYSTEMS, INC.
        SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)

                                                                                              For the years ended December 31,
                                                                                             1996           1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)....................................................................    $   6,449       $(7,013)      $ (22,347)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of deferred debt issuance costs......................................          450        --              --
     Equity in earnings (losses) of Vanguard Cellular Financial Corp...................      (20,389)       (7,013)         22,347
     Amortization of bond investment discount                                                     15        --              --
     Change in accrued interest........................................................        3,840        --              --
       Net cash used in operating activities...........................................       (9,635)       --              --
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from dividends of investee..................................................       13,960        (3,939)         (1,415)
  Investment in Vanguard Cellular Financial Corp.......................................     (193,668)       (3,939)         (1,415)
       Net cash used in investing activities...........................................     (179,708)       (3,939)         (1,415)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock...........................................          454         3,939           1,415
  Repurchase of stock..................................................................       (4,325)       --              --
  Proceeds of long-term debt...........................................................      199,802        --              --
  Debt issuance costs..................................................................       (6,002)       --              --
       Net cash provided by financing activities.......................................      189,929         3,939           1,415
NET INCREASE IN CASH...................................................................          586        --              --
CASH, BEGINNING OF YEAR................................................................       --            --              --
CASH, END OF YEAR......................................................................    $     586       $--           $  --

 The accompanying notes to condensed parent company financial statements are an integral part of these statements.
                                      F-25

                        VANGUARD CELLULAR SYSTEMS, INC.
        SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
1. PRESENTATION
     These condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.
2. ORGANIZATION
     Vanguard Cellular Systems, Inc. ("Vanguard") is a holding company which is the 100% shareholder of Vanguard Cellular Financial Corp. ("VCFC"). This organization was created in April 1996 to structurally subordinate Vanguard's $200 million in Senior Debentures to VCFC's Credit Facility. Prior to that time, operations of the Company were conducted by Vanguard. For purposes of this condensed financial information, the reorganization has been treated in a manner similar to a pooling-of-interests. As a result, this condensed financial information has been prepared as if Vanguard were a holding company in all periods.
3. LONG-TERM DEBT
     On April 10, 1996, Vanguard issued $200 million aggregate principal amount of 9 3/8% Senior Debentures due 2006 (the "Debentures") through an underwritten public offering. The Debentures were issued at a price to the public of 99.901 for a yield of 9.384%. The net proceeds from the sale of the Debentures of approximately $194.8 million were contributed to VCFC primarily to reduce borrowings under the VCFC Credit Facility and were used by Vanguard to pay other expenses. The VCFC Credit Facility was amended to permit issuance of the Debentures and require the structural subordination of the Debentures by making VCFC the primary obligor of the Credit Facility and all liabilities of Vanguard (other than the Debentures) and the owner of all stock and partnership interests of Vanguard's operating subsidiaries. The Debentures mature in 2006 and are redeemable at Vanguard's option, in whole or in part, at any time on or after April 15, 2001. There are no mandatory sinking fund payments for the Debentures. Interest is payable semi-annually. Upon a Change of Control Triggering Event (as defined in the Indenture for the Debentures), Vanguard will be required to make an offer to purchase the Debentures at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.
     The Debentures require that Vanguard and its subsidiaries limit, among other things, the incurrence of additional indebtedness, the payments of dividends or the repurchase of Capital Stock, certain distributions and transfers, and certain asset sales.
4. SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL DISCLOSURES.
                                      F-26

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 and 1996
                         (Dollar amounts in thousands)

                                                                     Balance     Provision
                                                                       at        charged to
                                                                    beginning    costs and
                                                                    of period     expenses     Deductions(1)    Other(2)
Allowance for doubtful accounts:
  Year ended December 31, 1994...................................    $ 1,771       $3,059         $(2,134)        $ 65
  Year ended December 31, 1995...................................      2,761        6,166          (3,154)          50
  Year ended December 31, 1996...................................      5,823        5,860          (7,113)          47

                                                                   Balance at
                                                                     end of
                                                                     period
Allowance for doubtful accounts:
  Year ended December 31, 1994...................................    $2,761
  Year ended December 31, 1995...................................     5,823
  Year ended December 31, 1996...................................     4,617

(1) Accounts written off during the period.
(2) Represents allowance for doubtful accounts for entities acquired during the period.
                                      F-27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
TO THE BOARD OF DIRECTORS OF
  INTER(Bullet)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY:
     We have audited the accompanying consolidated balance sheets of Inter(Bullet)Act Systems, Incorporated (a North Carolina corporation in the development stage) and Subsidiary as of September 28, 1996 and September 30, 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended September 28, 1996 and for the period from inception (February 25, 1993) to September 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inter(Bullet)Act Systems, Incorporated and Subsidiary as of September 28, 1996 and September 30, 1995, and the results of their operations and their cash flows for each of the three fiscal years ended September 28, 1996 and for the period from inception (February 25, 1993) to September 28, 1996, in conformity with generally accepted accounting principles.
                                         ARTHUR ANDERSEN LLP
Melville, New York,
November 18, 1996.
                                      F-28

             INTER(Bullet)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS

                                                                                                 September 28,    September 30,
                                                                                                     1996             1995
Assets
CURRENT ASSETS:
  Cash and cash equivalents...................................................................   $  93,479,584     $    65,676
  Accounts receivable, net of allowance for doubtful accounts of $10,000 and $3,550,
     respectively.............................................................................         243,848          62,302
  Prepaid expenses and other..................................................................         253,885          82,914
  Notes receivable from stockholders (Note 4).................................................              --          70,474
  Accrued interest receivable.................................................................              --          12,984
       Total current assets...................................................................      93,977,317         294,350
PROPERTY AND EQUIPMENT, net (Note 3)..........................................................       9,858,111       1,776,912
OTHER ASSETS:
  Bond issuance costs, net of accumulated amortization of $67,422 and $0, respectively (Note
     2).......................................................................................       3,723,656              --
  Deposits....................................................................................          35,000          37,275
  Organization costs, net of accumulated amortization of $28,158 and $20,300, respectively....          11,132          18,990
  Patents, licenses and trademarks, net of accumulated amortization of $24,202 and $2,972,
     respectively (Note 2)....................................................................         126,175          18,228
  Other intangibles, net of accumulated amortization of $8,836 and $2,301, respectively.......          25,677          32,212
       Total other assets.....................................................................       3,921,640         106,705
       Total assets...........................................................................   $ 107,757,068     $ 2,177,967
Liabilities and Stockholders' Equity (Deficit)
CURRENT LIABILITIES:
  Current portion of long-term debt...........................................................   $      67,709     $        --
  Accounts payable............................................................................       1,285,919         408,784
  Accrued expenses............................................................................         509,119         345,939
  Deferred revenue............................................................................         229,023          21,712
  Note payable (Note 12)......................................................................          50,000              --
  Notes payable to related party (Note 5).....................................................              --         200,000
  Notes payable to stockholders-current portion (Note 6)......................................              --          70,474
       Total current liabilities..............................................................       2,141,770       1,046,909
NOTES PAYABLE TO STOCKHOLDERS (Note 6)........................................................         236,500       1,971,130
LONG-TERM DEBT, net of discount (Note 7)......................................................      72,922,617              --
OTHER LONG-TERM LIABILITIES...................................................................          58,124          70,247
       Total liabilities......................................................................      75,359,011       3,088,286
COMMITMENTS AND CONTINGENCIES (Note 17)
COMMON STOCK PURCHASE WARRANTS (Note 8).......................................................      24,463,760              --
STOCKHOLDERS' EQUITY (DEFICIT:)
  Common stock, no par value; 20,000,000 shares authorized; 7,668,555 and 3,930,900 shares
     issued and outstanding, respectively.....................................................      27,651,071       7,253,965
  Additional paid-in capital..................................................................         768,000              --
  Deferred compensation (Note 10).............................................................        (761,600)             --
  Deficit accumulated during the development stage............................................     (19,723,174)     (8,164,284)
       Total stockholders' equity (deficit)...................................................       7,934,297        (910,319)
       Total liabilities and stockholders' equity (deficit)...................................   $ 107,757,068     $ 2,177,967

   The accompanying notes are an integral part of these consolidated balance sheets.
                                      F-29

             INTER(Bullet)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the               For the               For the
                                                    Year Ended            Year Ended            Year Ended
                                                September 28, 1996    September 30, 1995    September 30, 1994
Gross sales..................................      $    492,439          $    254,714          $      6,573
Less: Retailer reimbursements................          (286,980)             (144,475)               (3,812)
      Net sales..............................           205,459               110,239                 2,761
Direct operating expenses....................         2,694,320               842,025               262,389
Gross deficit................................        (2,488,861)             (731,786)             (259,628)
Selling, general and administrative
  expenses...................................        (6,440,468)           (3,504,751)           (1,975,313)
Depreciation and amortization................          (821,105)             (190,748)              (31,604)
Loss from operations.........................        (9,750,434)           (4,427,285)           (2,266,545)
Interest expense.............................        (2,743,436)             (187,249)              (87,808)
Interest and dividend income.................         1,009,160                34,565                 8,630
Other income (expense), net..................           (74,180)               54,247                 2,213
       Net loss..............................      $(11,558,890)         $ (4,525,722)         $ (2,343,510)
PER SHARE INFORMATION:
       Net loss per share (Note 2)...........      $      (1.91)         $      (1.27)         $      (0.83)
       Weighted average common shares
          outstanding........................         6,038,070             3,555,904             2,830,307
                                               For the Period from
                                                February 25, 1993
                                               (Date of Inception)
                                                to September 28,
                                                      1996
Gross sales..................................     $     764,326
Less: Retailer reimbursements................          (435,267)
      Net sales..............................           329,059
Direct operating expenses....................         3,802,083
Gross deficit................................        (3,473,024)
Selling, general and administrative
  expenses...................................       (13,215,294)
Depreciation and amortization................        (1,050,998)
Loss from operations.........................       (17,739,316)
Interest expense.............................        (3,018,493)
Interest and dividend income.................         1,052,355
Other income (expense), net..................           (17,720)
       Net loss..............................     $ (19,723,174)
PER SHARE INFORMATION:
       Net loss per share (Note 2)...........
       Weighted average common shares
          outstanding........................

 The accompanying notes are an integral part of these consolidated statements.
                                      F-30

             INTER(Bullet)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
        From February 25, 1993 (Date of Inception) To September 28, 1996

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                           Additional                     During the
                                                     Common Stock           Paid-in        Deferred      Development
                                                Shares        Amount        Capital      Compensation       Stage
April 1993, the Company issued 816,902
  shares of common stock to Clearing
  Systems, Inc. for certain technological
  information and processes. Consideration
  for the shares, after assumption of
  certain liabilities, was approximately
  $.012 per share (Note 9)..................     816,902    $    10,000     $     --      $       --     $        --
April 1993, the Company issued 1,898,592
  shares to various stockholders in exchange
  for cash and notes payable to the Company
  valued at approximately $1.016 per
  share.....................................   1,898,592      1,929,526           --              --              --
April 1993, the Company issued 101,406
  shares to three stockholders in
  consideration for investment services and
  notes payable to the Company valued at
  approximately $1.016 per share............     101,406        103,059           --              --              --
Net loss for the period.....................          --             --           --              --      (1,295,052 )
BALANCE AT SEPTEMBER 30, 1993...............   2,816,900      2,042,585           --              --      (1,295,052 )
  August 1994, return of capital to
    stockholders............................          --       (371,130)          --              --              --
  Issuance of common stock..................     100,000        500,000           --              --              --
  Forfeiture of common stock (Note 18)......     (10,000)            --           --              --              --
  Issuance of previously forfeited common
    stock (Note 18).........................      10,000         50,000           --              --              --
  Net loss for the year.....................          --             --           --              --      (2,343,510 )
BALANCE AT SEPTEMBER 30, 1994...............   2,916,900      2,221,455           --              --      (3,638,562 )
  Issuance of common stock..................     632,000      3,172,510           --              --              --
  Forfeiture of common stock (Note 18)......     (18,000)      (140,000)          --              --              --
  Issuance of common stock (Note 16)........     400,000      2,000,000           --              --              --
  Net loss for the year.....................          --             --           --              --      (4,525,722 )
BALANCE AT SEPTEMBER 30, 1995...............   3,930,900      7,253,965           --              --      (8,164,284 )
  Issuance of common stock..................   3,319,338     18,256,359           --              --              --
  Conversion of $1.6 million of debt to
    common stock (Note 6)...................     319,993      1,599,965           --              --              --
  Conversion of accrued interest to common
    stock (Note 6)..........................      12,356         67,958           --              --              --
  Conversion of notes payable to
    stockholders and related accrued
    interest to common stock (Note 6).......      75,968        417,824           --              --              --
  Issuance of common stock in payment of
    consulting fees (Note 17)...............      10,000         55,000           --              --              --
  Deferred Compensation related to stock
    options granted.........................          --             --      768,000        (768,000)             --
  Amortization of deferred compensation.....          --             --           --           6,400              --
  Net loss for the year.....................          --             --           --              --     (11,558,890 )
BALANCE AT SEPTEMBER 28, 1996...............   7,668,555    $27,651,071     $768,000      $ (761,600)    $(19,723,174)
                                                   Total
                                               Stockholders'
                                              Equity (Deficit)
April 1993, the Company issued 816,902
  shares of common stock to Clearing
  Systems, Inc. for certain technological
  information and processes. Consideration
  for the shares, after assumption of
  certain liabilities, was approximately
  $.012 per share (Note 9)..................    $     10,000
April 1993, the Company issued 1,898,592
  shares to various stockholders in exchange
  for cash and notes payable to the Company
  valued at approximately $1.016 per
  share.....................................       1,929,526
April 1993, the Company issued 101,406
  shares to three stockholders in
  consideration for investment services and
  notes payable to the Company valued at
  approximately $1.016 per share............         103,059
Net loss for the period.....................      (1,295,052)
BALANCE AT SEPTEMBER 30, 1993...............         747,533
  August 1994, return of capital to
    stockholders............................        (371,130)
  Issuance of common stock..................         500,000
  Forfeiture of common stock (Note 18)......              --
  Issuance of previously forfeited common
    stock (Note 18).........................          50,000
  Net loss for the year.....................      (2,343,510)
BALANCE AT SEPTEMBER 30, 1994...............      (1,417,107)
  Issuance of common stock..................       3,172,510
  Forfeiture of common stock (Note 18)......        (140,000)
  Issuance of common stock (Note 16)........       2,000,000
  Net loss for the year.....................      (4,525,722)
BALANCE AT SEPTEMBER 30, 1995...............        (910,319)
  Issuance of common stock..................      18,256,359
  Conversion of $1.6 million of debt to
    common stock (Note 6)...................       1,599,965
  Conversion of accrued interest to common
    stock (Note 6)..........................          67,958
  Conversion of notes payable to
    stockholders and related accrued
    interest to common stock (Note 6).......         417,824
  Issuance of common stock in payment of
    consulting fees (Note 17)...............          55,000
  Deferred Compensation related to stock
    options granted.........................              --
  Amortization of deferred compensation.....           6,400
  Net loss for the year.....................     (11,558,890)
BALANCE AT SEPTEMBER 28, 1996...............    $  7,934,297

 The accompanying notes are an integral part of these consolidated statements.
                                      F-31

             INTER(Bullet)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the               For the               For the
                                                   Year Ended            Year Ended            Year Ended
                                               September 28, 1996    September 30, 1995    September 30, 1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................      $(11,558,890)         $ (4,525,722)         $ (2,343,510)
  Adjustments to reconcile net loss to net
    cash used in operating activities --
    Issuance of convertible note payable to
      related party in payment of royalties
      (Note 17).............................           375,000                    --                    --
    Non-cash interest on discounted bonds...         2,626,161                    --                    --
    Amortization of deferred compensation...             6,400                    --                    --
    Depreciation and amortization...........           821,105               190,748                31,604
    Loss on asset disposal..................            74,268                10,463                    --
    Issuance of note payable to settle
      litigation (Note 12)..................            50,000                    --                    --
    Acquired research and development
      expenses..............................                --                    --                    --
    Expiration of acquired prepaid
      expenses..............................                --                    --                    --
    Stock issued in payment of investment
      service fees..........................                --                    --                    --
    Increase in accounts receivable and
      accrued interest receivable...........          (168,562)              (59,218)               (7,468)
    Increase in prepaid expenses and
      other.................................          (115,971)              (74,843)               32,649
    Increase in other assets................          (126,902)              (39,775)               (6,886)
    Increase in accounts payable............           877,135               370,244               (51,584)
    Increase in accrued expenses............           277,832               216,916                78,216
    Increase in deferred revenue............           207,311                21,712                    --
    (Decrease) increase in other long-term
      liabilities...........................           (12,123)               70,247                    --
      Net cash used in operating
         activities.........................        (6,667,236)           (3,819,228)           (2,266,979)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Organization costs incurred...............                --                    --                    --
  Patents and licensing agreements..........                --                    --                    --
  Purchases of property and equipment.......          (743,274)             (337,368)             (266,893)
  Increase in product equipment in process
    of manufacturing........................        (1,615,526)             (451,770)                   --
  Cost of manufacturing of product and test
    equipment...............................        (6,379,833)             (912,995)                   --
  Proceeds from sale of property and
    equipment...............................            56,908                    --                    --
      Net cash used in investing
         activities.........................        (8,681,725)           (1,702,133)             (266,893)
                                               For the Period from
                                                February 25, 1993
                                               (Date of Inception)
                                              to September 28, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................      $ (19,723,174)
  Adjustments to reconcile net loss to net
    cash used in operating activities --
    Issuance of convertible note payable to
      related party in payment of royalties
      (Note 17).............................            375,000
    Non-cash interest on discounted bonds...          2,626,161
    Amortization of deferred compensation...              6,400
    Depreciation and amortization...........          1,050,998
    Loss on asset disposal..................             84,731
    Issuance of note payable to settle
      litigation (Note 12)..................             50,000
    Acquired research and development
      expenses..............................            611,471
    Expiration of acquired prepaid
      expenses..............................             30,000
    Stock issued in payment of investment
      service fees..........................             32,582
    Increase in accounts receivable and
      accrued interest receivable...........           (243,848)
    Increase in prepaid expenses and
      other.................................           (198,790)
    Increase in other assets................           (186,690)
    Increase in accounts payable............          1,285,919
    Increase in accrued expenses............            623,771
    Increase in deferred revenue............            229,023
    (Decrease) increase in other long-term
      liabilities...........................             58,124
      Net cash used in operating
         activities.........................        (13,288,322)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Organization costs incurred...............            (39,290)
  Patents and licensing agreements..........            (18,700)
  Purchases of property and equipment.......         (1,362,144)
  Increase in product equipment in process
    of manufacturing........................         (2,067,296)
  Cost of manufacturing of product and test
    equipment...............................         (7,292,828)
  Proceeds from sale of property and
    equipment...............................             56,908
      Net cash used in investing
         activities.........................        (10,723,350)

             INTER(Bullet)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A Development Stage Company)
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                    For the               For the               For the
                                                   Year Ended            Year Ended            Year Ended
                                               September 28, 1996    September 30, 1995    September 30, 1994
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of convertible notes not
    converted to equity.....................               (35)                   --                    --
  Proceeds from private placement (Note 1)..        94,655,780                    --                    --
  Payment of bond issuance costs............        (3,791,078)                   --                    --
  Repayment of notes payable to related
    party...................................          (200,000)                   --                    --
  Payment of notes payable..................                --                    --                (3,368)
  Proceeds from repayment of notes
    receivable from stockholders............            70,474                    --                    --
  Proceeds from notes payable to related
    party...................................                --               200,000                    --
  Proceeds from notes payable to
    stockholders............................                --               148,362               912,112
  Repayment of long-term debt...............           (19,657)                   --                    --
  Payment of assumed liabilities............                --                    --                    --
  Repayment of convertible notes payable to
    related parties.........................          (138,500)                   --                    --
  Proceeds from common stock issuance, net
    of forfeitures..........................        18,256,359             5,032,510               550,000
  Repayment of notes payable to
    stockholders............................           (70,474)                   --                    --
  Repayment of accounts receivable from
    stockholders............................                --                    --             1,051,560
      Net cash provided by financing
         activities.........................       108,762,869             5,380,872             2,510,304
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...............................        93,413,908              (140,489)              (23,568)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR......................................            65,676               206,165               229,733
CASH AND CASH EQUIVALENTS AT END OF YEAR....      $ 93,479,584          $     65,676          $    206,165
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  ACTIVITIES:
  Conversion of debt to common stock (Note
    6)......................................      $  1,599,965          $         --          $         --
  Conversion of accrued interest to common
    stock (Note 6)..........................      $     67,958          $         --          $         --
  Conversion of notes payable to
    stockholders and related accrued
    interest to common stock (Note 6).......      $    417,824          $         --          $         --
  Issuance of common stock in payment of
    consulting fees (Note 17)...............      $     55,000          $         --          $         --
  Deferred compensation related to stock
    options granted.........................      $    768,000          $         --          $         --
  Capital lease obligations incurred........      $    259,224          $         --          $         --
                                               For the Period from
                                                February 25, 1993
                                               (Date of Inception)
                                              to September 28, 1996
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of convertible notes not
    converted to equity.....................                (35)
  Proceeds from private placement (Note 1)..         94,655,780
  Payment of bond issuance costs............         (3,791,078)
  Repayment of notes payable to related
    party...................................           (200,000)
  Payment of notes payable..................             (4,575)
  Proceeds from repayment of notes
    receivable from stockholders............             70,474
  Proceeds from notes payable to related
    party...................................            200,000
  Proceeds from notes payable to
    stockholders............................          1,060,474
  Repayment of long-term debt...............            (19,657)
  Payment of assumed liabilities............            (40,000)
  Repayment of convertible notes payable to
    related parties.........................           (138,500)
  Proceeds from common stock issuance, net
    of forfeitures..........................         24,717,287
  Repayment of notes payable to
    stockholders............................            (70,474)
  Repayment of accounts receivable from
    stockholders............................          1,051,560
      Net cash provided by financing
         activities.........................        117,491,256
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...............................         93,479,584
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR......................................                 --
CASH AND CASH EQUIVALENTS AT END OF YEAR....      $  93,479,584
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  ACTIVITIES:
  Conversion of debt to common stock (Note
    6)......................................      $   1,599,965
  Conversion of accrued interest to common
    stock (Note 6)..........................      $      67,958
  Conversion of notes payable to
    stockholders and related accrued
    interest to common stock (Note 6).......      $     417,824
  Issuance of common stock in payment of
    consulting fees (Note 17)...............      $      55,000
  Deferred compensation related to stock
    options granted.........................      $     768,000
  Capital lease obligations incurred........      $     259,224

 The accompanying notes are an integral part of these consolidated statements.
                                      F-33

             INTER(Bullet)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         SEPTEMBER 28, 1996, SEPTEMBER 30, 1995 and SEPTEMBER 30, 1994
1. ORGANIZATION
     Inter(Bullet)Act Systems, Incorporated and Subsidiary (together, the "Company") develops, owns and operates proprietary electronic marketing systems ("IPN") that are designed to give consumer products manufacturers (the "Manufacturers") and retailers the ability to influence the purchasing behavior of consumers moments before shopping begins and to track and analyze individual consumer purchasing behavior on an ongoing basis. The Company's current commercial product offering utilizes interactive "touch-screen" terminals inside the entrance of retail supermarkets that issue individually targeted, and immediately usable, coupons and other promotional incentives based on each consumer's cumulative purchasing history. Since its formation in 1993, the Company has focused its system development and commercialization efforts primarily in the retail supermarket industry. Although it has been tested in commercial and noncommercial environments, the IPN is in the early stages of implementation and is subject to the risks inherent in the commercialization of new products. The Company has limited experience in installing and operating substantial numbers of IPN terminals and has encountered technical implementation problems as it installs IPN terminals on a greater scale, which have delayed a substantial number of the Company's scheduled IPN installations. There can be no assurance that these or other problems associated with new product commercialization will not continue to occur. As the Company continues to install terminals on a greater scale, there are likely to be other technical implementation problems, some of which may be material. The continuing occurrence of difficulities in installing and operating a large number of terminals could have a material adverse effect on the Company's prospects, operating results and financial condition.
     The Company was incorporated on February 25, 1993 and issued common stock to stockholders of CSI (Note 9) on April 14, 1993 and to fifteen additional stockholders on April 16, 1993. Activities from the date of inception to September 28, 1996 have been directed primarily to raising capital, developing the software and cabinetry for placement of interactive terminals and network equipment in stores, test marketing the service, advertising and promoting the services offered and performing administrative functions.
     From inception to September 28, 1996, the Company has had minimal revenues and there is no assurance that the product which has been developed will achieve success in the marketplace. The success of future operations will be dependent primarily upon the acceptance of the Company's flagship product. The Company may require additional capital subsequent to September 30, 1997 to fund its planned expansion or to address liquidity needs caused by shortfalls in revenue. If additional funds are raised through debt financing, such financing will increase the financial leverage of the Company and earnings would be reduced by the associated interest expense. Furthermore, if the product gains market acceptance, there is no assurance that the Company will generate sufficient revenues to recognize a profit or that other products will not be developed by other companies that will render the Company's product obsolete.
     Since inception, the Company has incurred recurring losses and experienced negative operating cash flow. Through July 1996, the Company relied primarily on equity financing to fund its operations. In October 1995, the Company approved an offering of its common stock at $5.50 per share. In connection with this offering, the Company issued warrants to the investors in the offering to purchase an aggregate of 323,217 additional common shares. Investors in this offering have purchased common shares for net proceeds in the amount of approximately $18.1 million. Holders of convertible notes in the principal amount of approximately $1,600,000 converted both principal and one-half of accrued interest ($67,958) to shares of the Company's common stock and the Company has revised the payment terms of certain commitments (Note 17) and exchanged notes payable to stockholders (Note 6) and accrued interest thereon for equity in the amount of $417,824.
     In August 1996, the Company, through a private placement offering memorandum ("Private Placement"), issued 142,000 units, each consisting of a 14% senior discount note due 2003 with a principal amount at maturity of $1,000 and one warrant to purchase 7.334 shares of common stock of the Company at $.01 per share. However, if the Company has not completed an initial public offering by September 30, 1997, each warrant that has not been exercised will entitle the respective holder to purchase 9.429 shares of the Company's common stock at $.01 per share. Net proceeds of this offering were approximately $94.7 million (before deducting costs of the offering of approximately $3.8 million). In the opinion of the Company's management, the impact of the equity and debt raised and the debt and commitments restructured will provide the Company with the liquidity and capital resources to fund its operations through the end of fiscal 1997. However, the
                                      F-34

             INTER(Bullet)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
1. ORGANIZATION -- Continued
Company may require additional capital prior to December 31, 1997 to fund its planned expansion and to address any liquidity needs caused by shortfalls in revenue.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
     The financial statements include the consolidated accounts of the Company and its wholly-owned subsidiary, Network Licensing, Inc. ("NLI"). All significant intercompany accounts and transactions have been eliminated.
Fiscal Year
     The Company's 1996 and 1995 fiscal years ended on the Saturday closest to September 30. Fiscal 1994 ended on September 30, 1994. The financial statements for fiscal 1996, 1995 and 1994 each contain activity for fifty-two weeks. Revenue Recognition
     The Company recognizes revenue as coupons are redeemed at terminals. Brand manufacturers pay a fee to the Company for each redemption. The fee is composed of 1) a retailer processing fee, 2) a redemption fee and 3) the face value of the coupon. The Company in turn passes through both the retailer processing fee, which is included in direct operating expenses, and the face value of the coupon to the retailer, while retaining the redemption fee. The Company records as net sales the redemption fee and the retailer processing fee paid by the manufacturers. Certain manufacturers pay the Company in advance for a portion of anticipated redemptions, and these amounts are recorded as deferred revenue until earned through redemptions.
Cash and Cash Equivalents
     Cash equivalents, which at September 28, 1996 were primarily comprised of money market funds and overnight repurchase agreements, are stated at cost, which approximates market value. Highly liquid investments with maturities of three months or less are considered cash equivalents for purposes of the balance sheets and statements of cash flows.
Accounts Receivable -- Allowance Method
     The Company uses the allowance method to account for uncollectable accounts receivable. The accounts receivable of the Company at September 28, 1996 and September 30, 1995 consist of receivables accumulated during the test marketing stage of the enterprise.
Product Equipment in Process of Manufacturing
     The Company's product equipment in process of manufacturing consists of components and spare parts used in the manufacturing of interactive terminals and network equipment, and the assembly of store servers. Upon installation of interactive terminals and network equipment, and store servers, accumulated incurred costs (consisting of direct materials, direct labor and overhead directly attributable to the manufacturing of these items) are capitalized as product equipment and depreciated accordingly. Spare parts are expensed to repairs and maintenance as they are used. Subsequent to the sale of the Company's product equipment manufacturing function (Note 11), the Company will purchase finished product equipment from an unrelated third party. The Company will continue to own certain components and spare parts for use in repairs and maintenance.
Property and Equipment
     Property and equipment is recorded at cost. Depreciation and amortization are determined using the straight-line method and are based on estimated useful lives of assets and improvements of five to ten years for both book and income tax
                                      F-35

             INTER(Bullet)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued purposes. Depreciation and amortization expense for fiscal years 1996, 1995 and 1994 and for the period from February 25, 1993 (Date of Inception) to September 28, 1996 was $785,482, $179,175, $22,500 and $989,802, respectively.
Research and Development Costs
     Research and development costs incurred by the Company are included in selling, general and administrative expenses. Such costs for fiscal 1996, 1995 and 1994, and for the period from February 25, 1993 (Date of Inception) to September 28, 1996 were $799,645, $622,862, $350,130 and $2,384,108 (Note 9), respectively.
Bond Issuance Costs
     Bond issuance costs incurred by the Company are costs associated with the Private Placement (Note 1) and are being amortized over seven years using the effective interest method. Amortization of these costs is included in interest expense and was $67,422 for fiscal 1996.
Organization Costs
     Organization costs, principally legal fees, have been deferred and are being amortized over five years using the straight-line method. Amortization expense for fiscal 1996, 1995 and 1994, and for the period from February 25, 1993 (Date of Inception) to September 28, 1996 was $7,858, $7,858, $7,858 and
$28,158, respectively.
Patents, Licenses and Trademarks
     Legal fees incurred for the improvement and protection of the Company's patents, licenses and trademarks have been deferred and are being amortized over fifteen years or the remaining life of the patent, license or trademark, whichever is less, using the straight-line method. Amortization expense for fiscal 1996, 1995 and 1994, and for the period from February 25, 1993 (Date of Inception) to September 28, 1996 was $21,230, $1,414, $1,246 and $24,202,
respectively.
Net Loss Per Share
     Net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding during the respective years. Fully diluted net loss per common share has not been presented since the inclusion of the impact of stock options and warrants outstanding (Notes 8, 10, 14, 15 and 16) would be antidilutive.
Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Recently Issued Accounting Standards
     During March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier application is encouraged. It is the Company's policy to account for these assets at the lower of amortized cost or fair value. As part of an ongoing review of the valuation and amortization of such assets, management assesses the carrying value of such assets on a continuing basis. If this review indicates that the assets will not be recoverable as determined by a nondiscounted cash flow analysis over the remaining amortization period, the carrying value of these
                                      F-36

             INTER(Bullet)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued assets would be reduced to their estimated fair market values. The Company does not expect the impact of the adoption of this pronouncement to be material.
     During October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages entities to adopt a fair value based method of accounting for stock compensation plans. However, SFAS No. 123 also permits the Company to continue to measure compensation costs under pre-existing accounting pronouncements. If the fair value based method of accounting is not adopted, SFAS No. 123 requires pro forma disclosures of net income (loss) and net income (loss) per common share in the notes to consolidated financial statements. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995, though they may be adopted on issuance. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. The Company will adopt the provisions of the SFAS No. 123 in fiscal 1997 by providing the pro forma disclosure.
Reclassifications
     Certain prior year financial statement amounts have been reclassified to conform with the current year presentation.
3. PROPERTY AND EQUIPMENT, NET
     Property and equipment consists of the following as of September 28, 1996 and September 30, 1995:

                                                                                                        1996          1995
PRODUCT EQUIPMENT:
  Store interactive terminals and network equipment...............................................   $5,293,904    $  652,032
  Store interactive terminals and network equipment components....................................    1,802,462       353,866
                                                                                                      7,096,366     1,005,898
  Less: Accumulated depreciation..................................................................     (753,295)     (123,795)
                                                                                                      6,343,071       882,103
OFFICE AND COMPUTER EQUIPMENT, VEHICLES AND LEASEHOLD IMPROVEMENTS:
  Office equipment................................................................................       78,016        42,432
  Computer equipment..............................................................................    1,106,705       352,225
  Furniture and fixtures..........................................................................      175,854       115,536
  Vehicles........................................................................................      278,559            --
  Leasehold improvements..........................................................................       13,084        10,089
                                                                                                      1,652,218       520,282
  Less: Accumulated depreciation and amortization.................................................     (204,474)      (77,243)
                                                                                                      1,447,744       443,039
PRODUCT EQUIPMENT IN PROCESS OF MANUFACTURING.....................................................    2,067,296       451,770
                                                                                                     $9,858,111    $1,776,912

4. NOTES RECEIVABLE FROM STOCKHOLDERS
     The Company had notes receivable from three stockholders in the amount of $70,474, bearing interest at 4.5%. Both principal and interest were due in full on July 15, 1996 and, accordingly, are classified as current assets in the accompanying consolidated balance sheet at September 30, 1995. These notes were repaid during fiscal 1996.
                                      F-37

             INTER(Bullet)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
5. NOTES PAYABLE TO RELATED PARTY
     At September 30, 1995, the Company had two notes payable to a company which is significantly owned by stockholders of the Company, each in the amount of $100,000 and bearing interest at 15%. Both notes were repaid during fiscal 1996.
6. NOTES PAYABLE TO STOCKHOLDERS
     Notes payable to stockholders consists of the following:

                                                                           September 28,    September 30,
                                                                               1996             1995
Notes payable to related parties relating to agreement with Clearing
  Systems, Inc. (Note 17)...............................................     $   236,500     $         --
Notes payable to stockholders bearing interest at 8.5%, convertible to common stock at conversion price of $5.00 per share, interest accruing
  monthly, maturing on February 1, 1998 (a).............................              --        1,600,000
Notes payable to stockholders bearing interest at 4.5%, both principal
  and interest due on July 15, 1996 (b).................................              --           70,474
Notes payable to stockholders bearing interest at prime (6.75% at
  September 30, 1995) plus 2%, principal and interest due in eight equal quarterly installment beginning on July 1, 1997 and due in full on
  March 1, 1999 (c).....................................................              --          371,130
                                                                                 236,500        2,041,604
Less: Current portion...................................................              --           70,474
                                                                             $   236,500     $  1,971,130

(a) Effective February 1, 1995, the Company executed revised and amended convertible notes payable to stockholders of $1,600,000 which extended the terms of notes payable which were due on February 1, 1995 and May 1, 1995, respectively, to February 1, 1998, with interest at 8.5% to be paid annually beginning on February 1, 1996. In February 1996, the Company secured agreements for holders of the convertible notes in the aggregate principal amount of $1,600,000 (less cash paid in the amount of $35 for notes not converted to common stock due to fractional shares) to convert their principal balances to shares of the Company's common stock at $5.00 per share, to convert fifty percent of the accrued interest thereon ($67,958) to shares of the Company's common stock at $5.50 per share and to receive the remaining fifty percent of the accrued interest thereon in cash.
(b) These notes were payable to certain stockholders of the Company for amounts advanced to the Company on behalf of these other stockholders in order for them to purchase common stock. These notes and the related amounts due from other stockholders were repaid during fiscal 1996.
(c) Effective May 31, 1996, notes payable to stockholders with a principal amount of $371,130 and related accrued interest of $46,694 were exchanged for 75,968 shares of the Company's common stock at $5.50 per share.
7. LONG-TERM DEBT

                                                                           September 28,    September 30,
                                                                               1996             1995
Bonds payable (a).......................................................    $ 72,750,759      $        --
Capital lease obligations (b)...........................................         239,567               --
                                                                              72,990,326               --
Less: Current portion of long-term debt.................................          67,709               --
                                                                            $ 72,922,617      $        --

             INTER(Bullet)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
7. LONG-TERM DEBT -- Continued
 (a) In the Private Placement (Note 1), the Company issued 142,000 units, each consisting of a 14% senior discount note due 2003 with a principal amount at maturity of $1,000 and one warrant to purchase 7.334 shares of common stock of the Company at $.01 per share. However, if the Company has not completed an initial public offering by September 30, 1997, each warrant that has not been exercised will entitle the respective holder to purchase
     9.429 shares of the Company's common stock at $.01 per share. The proceeds of $94.7 million were allocated by the Company to the value of the warrants ($24.5 million -- Note 8) and to the discounted notes ($70.2 million).
     No cash interest will be payable on the notes prior to February 1, 2000. The notes will accrue cash interest at a rate of 14% per annum, commencing on August 1, 1999, payable semi-annually on February 1 and August 1 of each year commencing on February 1, 2000. The debt discount related to the difference between the face value of the notes ($142 million) and the proceeds of the Private Placement ($94.7 million) is being accreted over the period to February 1, 2000. The debt discount related to the portion of the Private Placement allocated to the value of the warrants ($24.5 million) is being accreted over the full term of the notes to August 1, 2003. Interest expense on the notes, including the accretion of debt discount, is being recognized at a constant rate of interest over the life of the notes. Discount accretion of $2,558,739 has been recognized as interest expense during the year ended September 28, 1996.
     The Company had agreed to use its best efforts to have a registration statement with respect to the senior discount notes issued as part of the Private Placement declared effective by the Securities and Exchange Commission as promptly as practicable after the filing thereof. Since no registration statement had been declared effective within 120 days of the issue date of the Private Placement, approximately $1,000 of cash interest is being accrued daily and will be payable on February 1, 1997 with respect to the senior discount notes.
(b) The Company has leased certain vehicles and other assets under capital leases. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of September 28, 1996:

Fiscal Year:
 1997.........................................................................    $ 91,849
 1998.........................................................................      87,674
 1999.........................................................................      58,406
 2000.........................................................................      54,231
 2001.........................................................................       8,861
Total minimum lease payments..................................................     301,021
Less: Executory costs.........................................................      18,309
Net minimum lease payments....................................................     282,712
Less: Amount representing interest............................................      43,145
Present value of net minimum lease payments...................................    $239,567

8. COMMON STOCK PURCHASE WARRANTS
     Each warrant issued in the Private Placement (Notes 1 and 7(a)), when exercisable, will entitle the holder thereof to purchase 7.334 shares of common stock at an exercise price of $.01 per share; provided, however, that if by September 30, 1997, the Company has not completed an initial public offering, each warrant that has not theretofore been exercised will thereafter entitle the holder thereof to purchase 9.429 shares of common stock. These warrants will be exercisable on or after the earliest to occur of (i) August 1, 2000, (ii) a change of control, (iii) (a) 90 days after the closing of an initial public offering or (b) upon the closing of the initial public offering but only in respect of warrants required to be exercised to permit the holders thereof to sell shares in the initial public offering, (iv) a consolidation, merger or purchase of assets involving the Company or any of its subsidiaries that results in the common stock of the Company becoming subject to registration, (v) an extraordinary cash dividend or (vi) the voluntary or involuntary dissolution, liquidation or winding up of the affairs of the Company. The number of shares of the common stock for which a warrant is exercisable is subject to adjustment upon the occurrence of certain events.
                                      F-39

             INTER(Bullet)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
8. COMMON STOCK PURCHASE WARRANTS -- Continued
     Holders of warrants (or common stock issued in respect thereof) will be entitled to include the common stock issued or issuable upon the exercise of the warrants (the "Underlying Common Stock") in a registration statement whenever the Company or any shareholder proposes to effect a public equity offering with respect to capital stock of the Company (other than redeemable stock), except to the extent the managing underwriter for such offering determines that such registration and sale would materially adversely affect the price, timing or distribution of the shares to be sold in such public equity offering. Following the occurrence of an initial public offering, holders of warrants and Underlying Common Stock representing not less than 25% of all the outstanding warrants and Underlying Common Stock, taken together, will have the right, on one occasion, to require the Company to register such securities pursuant to an effective registration statement.
     In the event that a public market does not exist for the common stock on August 1, 2001 (the "Triggering Date"), the Company will be required, at its option, to (i) make an offer to purchase, for cash at fair market value, all outstanding warrants and underlying common stock issued or (ii) take all necessary action to cause all of the Underlying Common Stock issued or issuable to be publicly registered within 120 days of the Triggering Date.
     Management of the Company believes, based on independent third party valuations, that the value of the Company's common stock at the date of the issuance of these warrants was $23.50 per share and, accordingly, has allocated $24,463,760 of the proceeds of the Private Placement to the value of these warrants based on 142,000 units consisting of warrants to purchase 7.334 shares of common stock per unit with an exercise price of $.01 per share. This amount is classified between liabilities and stockholders' equity (deficit) in the accompanying consolidated balance sheet as of September 28, 1996. The equal, offsetting amount has been included as additional debt discount subject to accretion as described in Note 7(a).
9. ACQUISITION
     On April 14, 1993, Interactive Networks Incorporated ("INI") entered into an agreement with Clearing Systems, Inc. ("CSI"), a Delaware corporation, whereby 816,902 shares of INI stock were exchanged for certain assets and assumption of certain liabilities of CSI. The assets acquired by INI included the following:

Cash..........................................................................   $    449
Deposit on cabinetry for interactive terminals and network equipment..........     14,500
Prepayment of lease on facilities.............................................     30,000
Communication equipmen........................................................      8,060
Accounts receivable...........................................................         95
Purchased technology, research and development................................    611,471
                                                                                  664,575
Liabilities of CSI that were assumed by INI are as follows:
  Demand note payable to members of the Investors Group.......................    610,000
  Accounts payable............................................................     40,000
  Note payable -- communication equipment.....................................      4,575
                                                                                  654,575
Consideration for the 816,902 shares of common stock issued...................   $ 10,000

     The market value of the acquired technology, research and development of $611,471 was expensed during the period ending September 30, 1993. The Company has incurred additional research and development costs redesigning and refining the technology and systems acquired from CSI, as indicated in Note 2.
10. DEFERRED COMPENSATION
     In September 1996, the Company issued options to purchase 48,000 shares of common stock at an exercise price of $7.50 per share under the 1996 Nonqualified Stock Option Plan (Note 15), which was an exercise price below the fair market
                                      F-40

             INTER(Bullet)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
10. DEFERRED COMPENSATION -- Continued
value of the Company's common stock on the date of grant. Accordingly, the Company has recorded a deferred compensation charge of $768,000, which will be amortized ratably over the five year vesting period of the related options. Through September 28, 1996, $6,400 of this amount has been amortized.
11. SALE AND OUTSOURCING OF MANUFACTURING FUNCTION
     On September 9, 1996, the Company sold its manufacturing operations to Coleman Resources Corporation ("Coleman Resources") for approximately $2.6 million and entered into a supply agreement whereby Coleman Resources is to fulfill the Company's anticipated requirements for terminals for the next three years with fixed pricing for the first 5,000 terminals. No material gain or loss was realized in this transaction.
12. LITIGATION SETTLEMENT
     During the year ended September 28, 1996, the Company settled a lawsuit which was commenced in July 1996. This settlement requires the Company to pay an aggregate of $400,000 by January 1997, $350,000 of which was paid on August 7, 1996. The remaining $50,000 is reflected as a note payable in the accompanying consolidated balance sheet as of September 28, 1996. The cost of the settlement has been charged to operations during the year ended September 28, 1996.
13. INCOME TAXES
     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the use of the "asset and liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences relating primarily to utilization of net operating loss ("NOL") carryforwards of approximately $18.2 million resulted in a deferred tax asset of approximately $7.5 million. The deferred tax asset has been reduced by an equal, offsetting valuation allowance of approximately $7.5 million due to both the uncertainty of future income and limitations on the use of the NOL carryforwards due to changes in control resulting from equity transactions. Accordingly, no net deferred tax asset is recorded at September 28, 1996 or September 30, 1995. The net operating loss carryforwards, as well as research and development credits, which can be applied against future taxable income and income taxes, expire in years through 2011.
14. 1994 STOCK COMPENSATION PLAN
     In April 1994, the Company adopted the 1994 Stock Compensation Plan (the "Plan"), which authorizes a committee named by the Board of Directors to grant options to purchase up to 200,000 shares of the Company's common stock to officers, founders, key employees and directors of the Company at exercise prices not less than the fair market value of the stock at the date of grant. During fiscal 1995, the number of shares eligible to be granted was increased to 430,000. Options granted may be either qualified incentive stock options under the Internal Revenue Code of 1986, as amended, or nonqualified stock options. The Plan will expire on April 19, 2004. An aggregate of 125,900 shares remain available for future grant under this plan.
     In April 1994, the Company granted qualified options to purchase 25,000 shares of the Company's common stock at an exercise price of $1.86 per share (which, in the opinion of management, represented the fair market value of such stock at the date of grant) to an officer of the Company. These options vest over a five year period beginning with the end of this officer's second year of employment with the Company (August 1995). At September 28, 1996, none of these options were exercised and 12,500 were exercisable.
     In August 1994, the Company granted nonqualified stock options to purchase a total of 18,000 shares of common stock at $5.00 per share. Of these options, 16,000 were granted to nonemployee directors of the Company and 2,000 were granted to employee directors of the Company. At September 28, 1996, none of these options were exercised and all were exercisable.
                                      F-41

             INTER(Bullet)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
14. 1994 STOCK COMPENSATION PLAN -- Continued
     During the year ended September 30, 1995, the Company granted qualified options to purchase a total of 45,000 shares of common stock, of which options to purchase 15,000 shares were canceled in February 1996 concurrent with the issuance of 7,500 nonqualified stock options, at $5.00 per share. These options were granted to certain officers of the Company. At September 28, 1996, none of the remaining options were exercised and 6,000 were exercisable.
     Additionally, during the year ended September 30, 1995, the Company granted qualified options to purchase a total of 96,000 shares of common stock, of which options to purchase 28,000 shares were canceled. The exercise price for these options (net of the 28,000 options canceled) is $5.00 for 33,000 options and $5.50 for 35,000 options. These options were granted to certain key employees of the Company. At September 28, 1996, none of these options were exercised and 6,600 were exercisable.
     In March 1995, the Company granted nonqualified stock options to purchase a total of 60,600 shares of common stock at $5.00 per share to certain nonemployee directors of the Company. At September 28, 1996, none of these options were exercised and all were exercisable.
     In April 1995, the Company granted nonqualified stock options to purchase a total of 30,000 shares of common stock at $5.00 per share. These options were granted to certain consultants of the Company. At September 28, 1996, none of these options were exercised and all were exercisable.
     During the year ended September 28, 1996, the Company granted qualified options to purchase a total of 65,000 shares of common stock at $5.50 per share. These options were granted to certain employees of the Company, as well as an employee of Vanguard. At September 28, 1996, none of these shares were exercised and 12,000 were exercisable.
     Management of the Company believes, based on independent third party valuations, that the options issued under the 1994 Stock Compensation Plan were issued at exercise prices which represented the fair market value of the Company's common stock at the dates of grant.
15. 1996 NONQUALIFIED STOCK OPTION PLAN
     On June 14, 1996, the Company adopted the 1996 Nonqualified Stock Option Plan, which provides for the issuance of shares of common stock to key employees, consultants and directors pursuant to nonqualified stock options. All options must be granted at an exercise price not less than $5.50 per share. The aggregate number of shares of common stock that may be issued pursuant to the plan may not exceed 600,000 shares of common stock, subject to adjustment on the occurrence of certain events affecting the Company's capitalization. As of September 28, 1996, 496,000 options had been granted at an exercise price of $5.50 per share and 48,000 options had been granted at an exercise price of $7.50 per share. Management of the Company believes, based on independent third party valuations, that the options granted at $5.50 per share were granted at fair market value and that the options granted at $7.50 per share were granted when the fair market value of common stock was $23.50 per share, resulting in a deferred compensation charge (Note 10). These options vest annually over five years from the date of grant with the exception of 129,400 options, which became immediately exercisable.
16. ISSUANCE OF WARRANTS WITH SHARES
     In May 1995, the Company issued 400,000 shares of common stock to an investor at $5 per share. In addition, with the issuance of these shares, the Company also issued to the same investor a warrant (the "Vanguard Warrant") to purchase up to an additional 400,000 shares of the Company's common stock at the agreed-upon fair market value of such stock at the time of exercise. This warrant agreement contains an anti-dilution clause which provides for adjustments to the number of shares eligible to be purchased to maintain the number of shares at approximately 10.3% of the Company's outstanding common stock. The warrant expires on the earlier of (i) May 5, 2005 or (ii) the consummation of an initial public offering by the Company. The terms of the Vanguard Warrant were restructured immediately prior to the consummation of the private placement transaction (Note 1) to provide that Vanguard has the right to buy 900,113 shares at any time before May 5, 2005 at $23.50 per share, which was in the opinion of management, the fair market value of the related common stock at the date of
                                      F-42

             INTER(Bullet)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
16. ISSUANCE OF WARRANTS WITH SHARES -- Continued restructuring. The restructured Vanguard Warrant also provides that Vanguard may pay the exercise price either in cash or, if the fair market value of the common stock at the time of exercise is greater than the exercise price, by surrendering any unexercised portion of the Vanguard Warrant and receiving the number of shares equal to (i) the excess of fair market value per share at the time of exercise over the exercise price per share multiplied by (ii) the number of shares surrendered.
17. COMMITMENTS AND CONTINGENCIES
  Agreement with CSI
     Pursuant to an agreement with CSI, the Company was required to pay a consulting fee to CSI of $375,000 in the form of an 8.5% convertible note payable. Of this amount, the Company has paid $138,500 and $236,500, which is convertible to common stock at $5.50 per share, is due December 28, 1998. The $375,000 consulting fee is included in selling, general and administrative expenses for the year ended September 28, 1996.
  Consulting and Management Services Agreements with Vanguard Cellular Systems, Inc. ("Vanguard")
     The Company entered into a consulting agreement with Vanguard pursuant to which an employee of Vanguard began to serve as Chief Operating Officer of the Company and Vanguard provided other consulting services requested by the Company. Pursuant to the agreement, the Company was to reimburse Vanguard for its costs of providing such services and had recognized expense of approximately $52,000 during fiscal 1996 until the consulting agreement was terminated and replaced by a management services agreement dated June 17, 1996. The management services agreement, which has a term expiring on June 17, 1998, provides that Vanguard will be entitled to receive 10,000 shares of common stock annually during the term of the agreement in return for its other consulting services to the Company. In June 1996, 10,000 shares were issued to Vanguard pursuant to this agreement and were recorded as a prepaid expense at the fair market value of $5.50 per share at the date of issuance.
  Commitments for Technology
     The Company has commitments for use of technology for which it has agreed to pay aggregated minimum fees of $23,000 per month through August 1, 1996 and subsequently increasing to $33,000 per month. Future commitments are expected to be paid at least through November 2003 and are subject to increases based upon the amount of revenue generated from this technology. Aggregated technology commitments charged to operations for fiscal 1996, 1995 and 1994 and for the period from February 23, 1993 (Date of Inception) to September 28, 1996 were $296,000, $265,465, $200,000 and $861,465, respectively, and are included in selling, general and administrative expenses.
  Lease Commitments
     The Company is also obligated under noncancelable operating leases expiring through fiscal year 2000, covering premises and equipment with minimum rentals of:

Fiscal Year:
  1997........................................................................   $264,644
  1998........................................................................    262,124
  1999........................................................................    274,215
  2000........................................................................     69,401

     Rent expense of $221,143, $218,243, $93,817 and $573,492 was recognized for fiscal 1996, 1995 and 1994 and for the period from February 25, 1993 (Date of Inception) to September 28, 1996, respectively, and is included in selling, general and administrative expenses.
                                      F-43

             INTER(Bullet)ACT SYSTEMS, INCORPORATED AND SUBSIDIARY
                         (A Development Stage Company)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
18. FORFEITURE OF SHARES
     In September 1994, a stockholder agreed to forfeit 10,000 shares of the Company's common stock for failure to fulfill an obligation to invest additional capital in the Company. The forfeiture did not reduce the amount of the stockholder's financial investment in the Company at that time, but did reduce the number of shares issued to this individual. These shares were subsequently reissued to two other individuals at $5.00 per share. In December 1994, the same stockholder agreed to forfeit an additional 18,000 shares of the Company's common stock for failure to fulfill an obligation to invest additional capital in the Company. Upon this forfeiture, the investor's equity in the Company was reduced in the total amount of $140,000, representing the value of 28,000 shares of common stock at $5.00 per share.
                                      F-44

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE PARTNERS OF
EASTERN NORTH CAROLINA CELLULAR JOINT VENTURE:

     We have audited the accompanying consolidated balance sheets of Eastern North Carolina Cellular Joint Venture (a Delaware partnership) And Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastern North Carolina Cellular Joint Venture and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                                               ARTHUR ANDERSEN
LLP

Atlanta, Georgia
March 17, 1997

                 EASTERN NORTH CAROLINA CELLULAR JOINT VENTURE
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                                                            1996       1995
ASSETS
CURRENT ASSETS:
  Cash..................................................................................................   $     2    $     1
  Accounts receivable -- trade, net of allowance for doubtful accounts of $199 and $253.................     2,424      2,429
  Inventories...........................................................................................       484        165
  Deferred income tax assets............................................................................        92        112
  Other current assets..................................................................................       277        188
       Total Current Assets.............................................................................     3,279      2,895
PROPERTY AND EQUIPMENT, at cost:
  Land..................................................................................................       393        156
  Building and towers...................................................................................     5,623      4,368
  Equipment.............................................................................................    13,596      9,745
  Furniture and fixtures................................................................................       188        183
  Assets under construction.............................................................................       771      2,106
                                                                                                            20,571     16,558
  Less accumulated depreciation.........................................................................     6,052      4,574
       Net Property and Equipment.......................................................................    14,519     11,984
OTHER ASSETS, net:
  FCC license, net of accumulated amortization of $6,884 and $5,813.....................................    35,802     36,864
  Other.................................................................................................         4          5
       Total Other Assets, Net..........................................................................    35,806     36,869
       Total Assets.....................................................................................   $53,604    $51,748
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Accounts payable:
     Construction and trade.............................................................................   $   439    $   197
     Affiliates.........................................................................................       314         --
  Due to managing partner...............................................................................     5,119      5,714
  Advance billings and customer deposits................................................................       164        133
  Federal income taxes payable..........................................................................       188        268
  Other accrued taxes...................................................................................       207        110
  Other accrued liabilities.............................................................................       194        292
       Total Current Liabilities........................................................................     6,625      6,714
LONG-TERM OBLIGATIONS:
  Postretirement benefit obligation.....................................................................        67         61
  Other deferred credits................................................................................         2         37
  Deferred income tax liabilities.......................................................................       893        227
       Total Long-Term Obligations......................................................................       962        325
MINORITY INTERESTS......................................................................................       435        335
PARTNERS' CAPITAL.......................................................................................    45,582     44,374
       Total Liabilities and Partners' Capital..........................................................   $53,604    $51,748

   The accompanying notes are an integral part of these consolidated balance sheets.

                 EASTERN NORTH CAROLINA CELLULAR JOINT VENTURE
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                 (IN THOUSANDS)

                                                                                                  1996       1995       1994
REVENUES AND SALES:
  Service revenues............................................................................   $15,023    $12,975    $8,715
  Equipment sales.............................................................................       605        583       447
  Other revenue...............................................................................       604        382       225
       Total revenues and sales...............................................................    16,232     13,940     9,387
OPERATING EXPENSES:
  Cost of services............................................................................     5,853      6,055     4,605
  Cost of equipment sales.....................................................................     1,966      1,797     1,400
  System, operations, and maintenance.........................................................     1,226        994       731
  Area........................................................................................     1,595      1,238     1,105
  Depreciation and amortization...............................................................     2,663      2,095     1,836
       Total Operating Expenses...............................................................    13,303     12,179     9,677
OPERATING INCOME..............................................................................     2,929      1,761      (290)
OTHER INCOME, net.............................................................................        --         --        34
INTEREST EXPENSE, net.........................................................................      (235)      (180)      (80)
NET INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS..................................     2,694      1,581      (336)
MINORITY INTERESTS............................................................................       100         80        10
NET INCOME (LOSS) BEFORE INCOME TAXES.........................................................     2,594      1,501      (346)
PROVISION FOR INCOME TAXES....................................................................     1,386        785       478
NET INCOME (LOSS).............................................................................   $ 1,208    $   716    $ (824)

 The accompanying notes are an integral part of these consolidated statements.

                 EASTERN NORTH CAROLINA CELLULAR JOINT VENTURE
                                AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                 (IN THOUSANDS)

                                                                         GTE MOBILNET
                                                                          OF EASTERN                         VANGUARD
                                                                             NORTH        NORTH CAROLINA     CELLULAR
                                                                           CAROLINA          CELLULAR        SYSTEMS,
                                                                         INCORPORATED      HOLDING CORP.       INC.        TOTAL
BALANCE, DECEMBER 31, 1993............................................      $22,241           $    --        $ 22,241     $44,482
  Net loss for the year ended December 31, 1994.......................         (412)               --            (412 )      (824)
BALANCE, DECEMBER 31, 1994............................................       21,829                --          21,829      43,658
  Net income for the year ended December 31, 1995.....................          358                --             358         716
BALANCE, DECEMBER 31, 1995............................................       22,187                --          22,187      44,374
  Transfer of partnership interests...................................           --            22,634         (22,634 )        --
  Net income for the year ended December 31, 1996.....................          604               157             447       1,208
BALANCE, DECEMBER 31, 1996............................................      $22,791           $22,791        $     --     $45,582

 The accompanying notes are an integral part of these consolidated statements.

                 EASTERN NORTH CAROLINA CELLULAR JOINT VENTURE
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                                                  1996       1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...........................................................................   $ 1,208    $   716    $  (824)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization............................................................     2,663      2,095      1,836
     Losses from property and equipment retirements...........................................        10         --         --
     Deferred income tax expenses.............................................................       686        379        469
     Increase in postretirement benefit obligation............................................         6          4          4
     Minority interests in earnings...........................................................       100         80         10
     Changes in current assets and current liabilities:
       Decrease (increase) in accounts receivable.............................................         5       (957)      (729)
       (Increase) decrease in inventories.....................................................      (319)       297       (398)
       Increase in other current assets.......................................................       (88)      (111)       (77)
       Increase (decrease) in accounts payable, net of capital expenditures...................        11        (73)       110
       (Decrease) increase in other current liabilities.......................................       (50)       291        147
     Other, net...............................................................................       (39)        37          7
       Net cash provided by operating activities..............................................     4,193      2,758        555
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures........................................................................    (3,597)    (4,735)    (2,522)
  Purchase of minority interest...............................................................        --       (146)        --
       Net cash used in investing activities..................................................    (3,597)    (4,881)    (2,522)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in due to managing partner...........................................................      (595)     2,123      1,967
INCREASE IN CASH..............................................................................         1         --         --
CASH AT BEGINNING OF YEAR.....................................................................         1          1          1
CASH AT END OF YEAR...........................................................................   $     2    $     1    $     1
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
  Cash payments for income taxes..............................................................   $   791    $   261    $     7

 The accompanying notes are an integral part of these consolidated statements.

                 EASTERN NORTH CAROLINA CELLULAR JOINT VENTURE
                                AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

Note 1 -- ORGANIZATION AND MANAGEMENT

     Eastern North Carolina Cellular Joint Venture (the "Joint Venture") was formed on July 10, 1990 and operates in accordance with the provisions of the Delaware Revised Uniform Limited Partnership Act. The Joint Venture provides cellular telephone services in Onslow, Brunswick, and New Hanover Counties, North Carolina.

     The partners and their respective ownership percentages as of December 31, 1996 were as follows:

Managing General Partner:
  GTE Mobilnet of Eastern North Carolina Incorporated............................................    50%
General Partner:
  North Carolina Cellular Holding Corp...........................................................    50%

     Effective January 22, 1996, W&J Metronet, Inc. changed its name to GTE Mobilnet of Eastern North Carolina Incorporated.

     Effective September 27, 1996, Vanguard Cellular Systems, Inc. assigned its interest in the Joint Venture to North Carolina Cellular Holding Corp. North Carolina Cellular Holding Corp. is a subsidiary of Vanguard Cellular Systems, Inc. Ownership percentages as of December 31, 1995 were as follows:

Managing General Partner:
  W&J Metronet, Inc..............................................................................    50%
General Partner:
  Vanguard Cellular Systems, Inc.................................................................    50%

     The Joint Venture's ownership interest in the Wilmington, North Carolina, market was 95.6% as of December 31, 1996 and 1995. The Joint Venture's ownership interest in the Jacksonville, North Carolina, market was 95.9% as of December 31, 1996 and 1995.

     The managing partner is responsible for managing and operating the Joint Venture. The partners make capital contributions to, share in the operating results of, and receive distributions from the Joint Venture in accordance with their respective ownership percentage.

Note 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     The Joint Venture prepares its financial statements in accordance with generally accepted accounting principles which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

  PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements include the accounts of the Joint Venture and its majority-owned corporations and partnerships. All significant intercompany balances and transactions have been eliminated in consolidation.

  REVENUE RECOGNITION

     The Joint Venture earns service revenues primarily by providing access to the cellular network (access revenue) and for usage of the cellular network (airtime and toll revenues). Access revenue is recognized when earned. Airtime (including roaming) and toll revenues are recognized when the services are rendered. Other service revenues are recognized after services are performed and include activation and custom calling feature revenues. Equipment sales are recognized upon delivery of the equipment to the customer.

                 EASTERN NORTH CAROLINA CELLULAR JOINT VENTURE
                                AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

Note 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued
     The Joint Venture also earned revenue by leasing its switch to an affiliate. These revenues are based on a charge per part and are included in other revenue. Refer to Note 4 for additional discussion of affiliated transactions.

  OPERATING EXPENSES

     Operating expenses include expenses incurred directly by the Joint Venture, as well as an allocation of area administrative expenses and other costs incurred by the managing partner or its affiliates. Refer to Note 4 for additional discussion of allocated and affiliated expenses.

  CUSTOMER ACQUISITION COSTS

     The Joint Venture defers certain customer acquisition costs for approximately two weeks and recognizes these costs when the associated revenue stream begins. These deferred costs were $169,000 and $49,000 at December 31, 1996 and 1995, respectively and are included in other current assets in the accompanying balance sheets.

  ADVERTISING COSTS

     The Joint Venture expenses the cost of advertising as incurred. Advertising expense was $375,000, $413,000, and $640,000 for 1996, 1995, and 1994,
respectively, and is included as a component of cost of services in the accompanying statements of operations.

  INTEREST EXPENSE, NET

     The statements of operations reflect total interest expense, net of interest expense capitalized during construction, less interest income.

                                                                               1996     1995     1994
                                                                                   (IN THOUSANDS)
Interest expense............................................................   $(311)   $(299)   $ (95)
Interest capitalized........................................................      40      115       12
Interest income.............................................................      36        4        3
Interest expense, net.......................................................   $(235)   $(180)   $ (80)

     Interest expense and income include charges to the Joint Venture and its subsidiaries for funds advanced by the managing partner and credits to the Joint Venture and its subsidiaries for funds advanced to the managing partner. The interest rate on funds advanced to or from the Joint Venture is equivalent to the managing partner's incremental borrowing rate, which fluctuated between 5.44% and 6.07% in 1996, 5.98% and 6.26% in 1995, and 3.32% and 5.47% in 1994.

  INCOME TAXES

     A provision for income taxes is recorded on the subsidiary corporations of the Joint Venture relating to income of these corporations. The consolidated financial statements also include certain partnerships for which, according to the Internal Revenue Code and applicable state statutes, income and expenses are not separately taxable to the partnerships, but rather accrue directly to the partners. Accordingly, no provision for income taxes is made on such entities.

     Deferred income taxes are recorded using enacted tax law and rates for the years in which the taxes are expected to be paid. Deferred income taxes are provided for items when there is a temporary difference in recording such items for financial reporting and income tax reporting.

  INVENTORIES

     Inventories include cellular telephones, pagers, and accessories held for sale and are valued at the lower of cost or market. Cost is determined using the specific identification method. Inventories are net of reserves for obsolescence.

                 EASTERN NORTH CAROLINA CELLULAR JOINT VENTURE
                                AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

Note 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued
  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. The Joint Venture records depreciation using the straight-line method over the estimated useful lives of the assets, which are primarily twenty years for buildings and towers, three to ten years for cell and switching equipment, and three to five years for furniture and fixtures and other equipment. When property is retired, the cost of the property and the related accumulated depreciation are removed from the balance sheet and any gain or loss on the transaction is included in income.

     Assets under construction represent costs incurred for the construction of cell sites and include, if applicable, capitalized interest. When these assets are placed in service, the costs are recorded to the appropriate property and equipment accounts and depreciation begins.

  OTHER ASSETS, NET

     Other assets, net, consist primarily of deferred FCC cellular license costs, which represent the fair value of the cellular market ownership interest contributed to the Joint Venture by the partners, which is being amortized over forty years.

  LONG-LIVED ASSETS

     The Joint Venture periodically reviews the values assigned to long-lived assets such as FCC cellular licenses, property and equipment, to determine whether any impairments exist that are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

  CREDIT RISK

     The Joint Venture's accounts receivable subject the Joint Venture to credit risk, as collateral is generally not required. The Joint Venture's risk of loss is limited due to advance billings to certain customers for services and the ability to terminate access on delinquent accounts. The concentration of credit risk is mitigated by the large number of customers comprising the customer base. The carrying amount of the Joint Venture's receivables approximates their fair value.

  SOURCES OF SUPPLIES

     The Joint Venture relies on local telephone companies and other companies to provide certain communication services. Although management feels alternative telecommunications facilities could be found in a timely manner, any disruption of these services could potentially have an adverse effect on operating results.

     Although the Joint Venture attempts to maintain multiple vendors for each required product, its inventory and equipment, which are important components of its operations, are each currently acquired from only a few sources. If the suppliers are unable to meet the Joint Venture's needs as it builds out its network infrastructure and sells service and equipment, then delays and increased costs in the expansion of the Joint Venture's network infrastructure or losses of potential customers could result, which would adversely affect operating results.

  EMPLOYEE BENEFIT PLANS

     The Company's employees participate in a defined benefit pension plan administered by GTE Services Corporation (the "Service Corporation"), an affiliate of the Joint Venture. The benefits paid under this plan are generally based on years of credited service and average final earnings. The Service Corporation funds the plan in accordance with minimum funding requirements of employee benefit and tax laws.

     Costs allocated to the Company for this plan were $4,000, $5,000, and $1,000 in 1996, 1995, and 1994, respectively.

                 EASTERN NORTH CAROLINA CELLULAR JOINT VENTURE
                                AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

Note 3 -- COMMITMENTS AND CONTINGENCIES

  LEASES

     The Joint Venture leases office space and network sites under long-term operating leases. These leases have options for renewal with provisions for increased rent upon renewal. Rent expense for the years ended December 31, 1996, 1995, and 1994 was $288,000, $190,000, and $115,000, respectively, and is included in cost of services, system, operations, and maintenance, and area operating expenses in the accompanying statements of operations.

     As of December 31, 1996, future minimum lease payments under noncancelable operating leases with initial or remaining periods in excess of one year were as follows:

                                                                                         (IN THOUSANDS)
1997..................................................................................       $  243
1998..................................................................................          221
1999..................................................................................          215
2000..................................................................................          210
2001..................................................................................          106
Subsequent years......................................................................          174
  Total...............................................................................       $1,169

  CONTINGENCIES

     The Joint Venture and managing partner face exposure from actual and potential claims and legal proceedings arising in the normal course of business. Although the ultimate outcome of these legal proceedings cannot be determined with any certainty at this time, management believes that any liability resulting from any pending matters will not have a material adverse effect on the Joint Venture's financial position or results of operations.

Note 4 -- RELATED-PARTY TRANSACTIONS

     The Joint Venture operates under a budget approved by the partners and executed by the managing partner. Many management and administrative services are performed by the Service Corporation and GTE Mobilnet Incorporated. Services provided to the Joint Venture include support in major functional areas such as accounting, information and cash management, human resources, legal, marketing, billing, and technology planning. In accordance with a management agreement, only area costs that are attributable to these support functions are included in cost of services and area expense. In addition, billing and customer care costs are allocated to the Joint Venture. Area costs, along with services provided by the managing partner, are allocated to the Joint Venture Partnership based on various factors specified by the management agreement with the Joint Venture. Area costs allocated to the Joint Venture for these services were $1,184,000, $863,000, and $721,000 in 1996, 1995, and 1994, respectively. Costs attributable to the billing support and customer care function are allocated to the Joint Venture based on customers. Costs allocated to the Joint Venture for billing services and customer care costs were $350,000, $391,000, and $250,000 in 1996, 1995, and 1994, respectively.

     Amounts paid by the Joint Venture to the Service Corporation for inventory purchases amounted to $1,497,000, $1,463,000, and $1,340,000 in 1996, 1995, and
1994, respectively.

     The managing partner either advances funds to or borrows funds from the Joint Venture and its subsidiaries. Funds advanced to the Joint Venture are used to cover construction and working capital requirements. The advances and borrowings are netted and are reflected in due to managing partner in the accompanying balance sheets. Interest is calculated on this balance as described in Note 2.

     The Joint Venture records revenue from an affiliate for use of its switch. This revenue amounted to $209,000, $254,000, $217,000 in 1996, 1995, and 1994,
respectively. In September 1996, the affiliate discontinued its switch sharing agreement with the Joint Venture.

                 EASTERN NORTH CAROLINA CELLULAR JOINT VENTURE
                                AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

Note 4 -- RELATED-PARTY TRANSACTIONS -- Continued
     The Joint Venture makes payments to an affiliate of the managing partner for construction of cell sites and other system property. The amounts capitalized were $371,000 in 1996 and $10,000 in 1994, respectively, and are included in assets under construction and other property and equipment. No such payments were made in 1995.

     The Joint Venture purchases roamer administration, advertising, and other operating services from affiliates whose business is the provision of such services. The managing partner believes the cost of these services to the Joint Venture of $145,000, $154,000, and $102,000 in 1996, 1995, and 1994,
respectively, was equivalent to the cost charged by the affiliates to any of their customers.

Note 5 -- INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as tax credit and loss carryforwards. The significant components of the Joint Venture's deferred tax assets (liabilities) at December 31, 1996 and 1995 were as follows:

                                                                                                               1996      1995
                                                                                                               (IN THOUSANDS)
Deferred tax assets:
  Loss carryforwards.......................................................................................   $  414    $1,018
  AMT credit carryforwards.................................................................................      667       407
  Provision for bad debt...................................................................................       85       108
  Postretirement and other benefits........................................................................       29        27
  Other....................................................................................................       37        42
       Total deferred tax assets...........................................................................    1,232     1,602
  Valuation allowance......................................................................................       --      (166)
       Net deferred tax assets.............................................................................    1,232     1,436
Deferred tax liabilities:
  Accelerated depreciation.................................................................................    2,033     1,551
       Net deferred tax liabilities........................................................................      801       115
Deferred tax asset -- current..............................................................................       92       112
Deferred tax liability -- noncurrent.......................................................................   $  893    $  227

     The federal net operating loss carryforwards expire from 2003 to 2009 unless utilized. All state net operating loss carryforwards were utilized as of December 31, 1996. The alternative minimum tax ("AMT") credit carryforwards do not expire. Prior to 1994, the Joint Venture provided a valuation allowance against a significant portion of the existing deferred tax asset. Based on the operating results from 1994 through 1996, the valuation allowance has been reduced by $166,000, $365,000, and $37,000 in 1996, 1995, and 1994,
respectively, to $0 at December 31, 1996. Although realization is not assured, management believes it is more likely than not that the related deferred tax assets will be realized through future taxable earnings.

     The provision for income taxes consists of the following:

                                                                                 1996     1995    1994
                                                                                    (IN THOUSANDS)

Current taxes................................................................   $  866    $771    $ 46
Deferred taxes...............................................................      686     379     469
Reversal of valuation allowance..............................................     (166)   (365)    (37)
Provision for income taxes...................................................   $1,386    $785    $478

                 EASTERN NORTH CAROLINA CELLULAR JOINT VENTURE
                                AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

Note 5 -- INCOME TAXES -- Continued
     A reconciliation of the income tax provision computed at the statutory tax rate to the Joint Venture's effective tax rate is as follows for the years ended December 31, 1996, 1995, and 1994:

                                                                              1996     1995      1994

Income tax provision (benefit) at the statutory rate......................    35.0%     35.0%    (35.0)%
FCC license amortization..................................................    14.4      24.9     131.5
State income taxes, net of U.S. federal benefit...........................     8.1       5.0       9.4
Minority interests........................................................     2.2       2.1       6.4
Other taxes...............................................................      --       4.8      34.6
Other, net................................................................     0.1       4.8       2.0
Reduction in valuation allowance..........................................    (6.4)    (24.3)    (10.7)
Provision for income tax..................................................    53.4%     52.3%    138.2%

                               INDEX TO EXHIBITS

                                                                                          Sequential
                                                                                          Page
Exhibit No.                                 Description                                   No.
*   3(a)      Articles of Incorporation of Registrant as amended through July 25,
              1995, filed as Exhibit 1 to the Registrant's Form 8-A/A dated July 25,
              1995.
*   3(b)      Bylaws of Registrant (compilation of July 25, 1995), filed as Exhibit 2 to the Registrant's Form 8-A/A dated July 25, 1995.
*   4(a)      Specimen Common Stock Certificate, filed as Exhibit 4(a) to the Registrant's Registration Statement on Form S-1 (File No.
              33-18067).
*   4(b)(1)   Amended and Restated Loan Agreement between the Registrant and various lenders led by The Bank of New York and The oronto-Dominion Bank as agents, dated as of December 23, 1994, filed as Exhibit 2(a) to the
              Registrant's Current Report on Form 8-K dated as of December 23, 1994.
*   4(b)(2)   Security Agreement between the Registrant and various lenders led by The
              Bank of New York and The Toronto-Dominion Bank, as Secured Party, dated as of December 23, 1994, filed as Exhibit 2(b) to the Registrant's
              Current Report on Form 8-K dated as of December 23, 1994.
*   4(b)(3)   Master Subsidiary Security Agreement between the Registrant, certain of its subsidiaries and various lenders led by The Bank of New York and The
              Toronto-Dominion Bank, as Secured Party, dated as of December 23, 1994, filed as Exhibit 2(c) to the Registrant's Current Report on Form 8-K
              dated as of December 23, 1994.
*   4(b)(4)   Second Amended and Restated Loan Agreement between Vanguard Cellular
              Operating Corp. and various lenders led by The Bank of New York and The
              Toronto-Dominion Bank as agents, dated as of April 10, 1996, filed as
              Exhibit 4(d)(1) to the Registrant's Form 10-Q/A dated March 31, 1996.
*   4(b)(5)   VCOC Security Agreement between Vanguard Cellular Operating Corp. and various lenders led by The Bank of New York and The Toronto-Dominion
              Bank as Secured Party, dated as of April 10, 1996, filed as Exhibit
              4(d)(2) to the Registrant's Form 10-Q/A dated March 31, 1996.
*   4(b)(6)   Second Amended and Restated Master Subsidiary Security Agreement between certain subsidiaries of the Registrant and various lenders led by The
              Bank of New York and The Toronto-Dominion Bank, as Secured Party, dated as of April 10, 1996, filed as Exhibit 4(d)(3) to the Registrant's Form
              10-Q/A dated March 31, 1996.
*   4(b)(7)   Assignment, Bill of Sale and Assumption Agreement by and between
              Registrant and Vanguard Cellular Financial Corp., dated as of April 10,
              1996, filed as Exhibit 4(d)(4) to the Registrant's Form 10-Q/A dated
              March 31, 1996.
*   4(b)(8)   Indenture dated as of April 1, 1996 between Registrant and The Bank of
              New York as Trustee, filed as Exhibit 4(e)(1) to the Registrant's Form
              10-Q/A dated March 31, 1996.
*   4(b)(9)   First Supplemental Indenture, dated as of April 1, 1996 between
              Registrant and The Bank of New York as Trustee, filed as Exhibit 4(e)(2)
              to the Registrant's Form 10-Q/A dated March 31, 1996.
*  10(a)(1)   Amended and Restated Stock Compensation Plan of the Registrant approved
              April 22, 1987 by the Shareholders of the Registrant, with forms of stock bonus and stock option agreements attached, filed as Exhibit 10
              (a) to the Registrant's Registration Statement, on Form
              S-1 (File No. 33-18067).
*  10(a)(2)   Amendment to Amended and Restated Stock Compensation Plan of the
              Registrant approved May 2, 1989 by the Shareholders of the Registrant, filed as Exhibit 4(h)(2) to the Registrant's Quarterly Report on Form
              10-Q for the quarter ended March 31, 1989.

                                                                                          Sequential
                                                                                          Page
Exhibit No.                                 Description                                   No.
*  10(a)(3)   Form of Restricted Stock Bonus Agreements dated March 23, 1987 between the Registrant and Stuart S. Richardson, Haynes G. Griffin, L.
              Richardson Preyer, Jr., Stephen R. Leeolou and Stephen L. Holcombe, and
              form of amendments dated October 12, 1987 to agreements with Messrs.
              Richardson, Griffin, Preyer and Leeolou, filed as Exhibit 10(a)(3) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1988.
*  10(a)(4)   Form of Restricted Stock Bonus Agreements dated October 12, 1987 between the Registrant and Haynes G. Griffin, Stephen R. Leeolou and L.
              Richardson Preyer, Jr., filed as Exhibit 10(a)(4) to the Registrant's
              Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
*  10(1)(5)   Form of Amendment to Restricted Stock Bonus Plan Agreements dated as of
              March 1, 1990 by and between Haynes G. Griffin, L. Richardson Preyer,
              Jr., Stephen R. Leeolou, and Stephen L. Holcombe and the Registrant,
              amending the Restricted Stock Bonus Plan Agreements dated as March 23,
              1987, filed as Exhibit 10(a)(5) to the Registrant's Annual Report on
              Form 10-K for the fiscal year ended December 31, 1990.
*  10(1)(6)   Form of Amendment to Restricted Stock Bonus Plan Agreements dated as of
              March 1, 1990 by and between Haynes G. Griffin, L. Richardson Preyer,
              Jr. and Stephen R. Leeolou and the Registrant, amending the Restricted
              Stock Bonus Plan Agreements dated as October 12, 1987, filed as Exhibit
              10(a)(6) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
*  10(a)(7)   Form of Second Amendment to Restricted Stock Bonus Plan Agreements dated
              February 22, 1991 between the Registrant and Haynes G. Griffin, Stephen
              R. Leeolou, and L. Richardson Preyer, Jr., amending the Restricted Stockx
              Bonus Agreements dated October 12, 1987, filed as Exhibit 10(a)(7) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1990.
*  10(a)(8)   Form of Third Amendment to Restricted Stock Bonus Plan Agreements dated
              February 22, 1991 between the Registrant and Haynes G. Griffin, Stephen
              R. Leeolou, L. Richardson Preyer, Jr., and Stephen L. Holcombe, amending the Restricted Stock Bonus Agreements dated March 23, 1987, filed as
              Exhibit 10(a)(8) to the Registrant's Annual Report on Form 10-K for the
              fiscal year ended December 31, 1990.
*  10(a)(9)   Form of Third Amendment to Restricted Stock Bonus Plan Agreement dated
              February 22, 1991 between the Registrant and Stuart S. Richardson, amending the Restricted Stock Bonus Plan Agreement dated March 23, 1987, filed as Exhibit 10(a)(9) to the Registrant's Annual Report on Form 10-K
              for the fiscal year ended December 31, 1990.
*  10(a)(10)  Employment Agreement dated March 1, 1995 by and between the Registrant and Haynes G. Griffin, filed as Exhibit 10(a)(10) to the Registrant's
              Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
*  10(a)(11)  Employment Agreement dated March 1, 1995 by and between the Registrant and L. Richardson Preyer, Jr., filed as Exhibit 10(a)(11) to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1994.
*  10(a)(12)  Employment Agreement dated March 1, 1995 by and between the Registrant and Stephen R. Leeolou, filed as Exhibit 10(a)(12) to the Registrant's
              Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
*  10(a)(13)  Executive Officer Long-Term Incentive Compensation Plan adopted October
              1, 1990 by the Registrant, filed as Exhibit 10(a)(13) to the
              Registrant's Annual Report on Form 10-K to the fiscal year ended
              December 31, 1990.

                                                                                          Sequential
                                                                                          Page
Exhibit No.                                 Description                                   No.
*  10(a)(14)  Form on Nonqualified Option Agreements dated October 12, 1987 between the Registrant and Stephen L. Holcombe, Ralph E. Hiskey, John F. Dille,
              Jr., Charles T. Hagel, L. Richardson Preyer, Sr. and Robert A.
              Silverberg, filed as Exhibit 10(a)(5) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
*  10(a)(15)  Nonqualified Option Agreements dated October 12, 1987 between the
              Registrant and Robert M. DeMichele, John F. Dille, Jr., L. Richardson
              Preyer, Sr., Robert A. Silverberg and Thomas I. Storrs, filed as Exhibit
              10(a)(8) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
*  10(a)(16)  Form of Incentive Stock Option Agreements dated March 3, 1988 between the Registrant and Stephen L. Holcombe and Richard C. Rowlenson, filed as Exhibit 10(a)(9) to the Registrant's Annual Report on Form 10-K for
              the fiscal year ended December 31, 1988.
*  10(a)(17)  Form of Incentive Stock Option Agreements dated June 23, 1988 between the Registrant and Charles T. Hagel, Haynes G. Griffin, L. Richardson
              Preyer, Jr., and Stephen R. Leeolou, filed as Exhibit 10(a)(10) to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1988.
   10(a)(18)  Amended and restated 1994 Long-Term Incentive Plan, approved by the
              Registrant's Board of Directors on February 26, 1997.
*  10(a)(19)  Senior Management Severance Plan of the Registrant adopted
              March 8, 1995, filed as Exhibit 10(a)(19) to the Registrant's Annual
              Report on Form 10-K for the fiscal year ended December 31, 1994.
*  10(a)(20)  Form of Severance Agreement for Senior Management Employees of the
              Registrant, filed as Exhibit 10(a)(20) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
*  10(a)(21)  Form of Incentive Stock Agreement dated March 7, 1995 between the
              Registrant and Haynes G. Griffin, Steven L. Holcombe, Richard C.
              Rowlenson and Stuart S. Richardson filed as Exhibit 10(a)(21) to the
              Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995.
*  10(a)(22)  Form of Nonqualified Option Agreement dated March 7, 1995 between the
              Registrant and Haynes G. Griffin, Stephen R. Leeolou, L. Richardson
              Preyer, Jr., Stephen L. Holcombe, Richard C. Rowlenson and Stuart S.
              Richardson, filed as Exhibit 10(a)(22) to the Registrant's Quarterly
              Report on Form 10-Q for the quarterly period ended March 31, 1995.
*  10(b))(1)  Loan Agreement between the Registrant and various lenders led by The
              Bank of New York and The Toronto-Dominion Bank as agents, dated as of
              December 23, 1994, filed as Exhibit 2(a) to the Registrant's Current
              Report on Form 8-K dated as of December 23, 1994.
*  10(b)(2)  Security Agreement between the Registrant and various lenders led by The
              Bank of New York and The Toronto-Dominion Bank, as Secured Party, dated as of December 23, 1994, filed as Exhibit 2(b) to the Registrant's
              Current Report on Form 8-K dated as of December 23, 1994.
*  10(b)(3)  Master Subsidiary Security Agreement between the Registrant, certain of its subsidiaries and various lenders led by The Bank of New York and The
              Toronto-Dominion Bank, as Secured Party, dated as of December 23, 1994 filed as Exhibit 2(c) to the Registrant's Current Report on Form 8-K
              dated as of December 23, 1994.
*  10(d))(1)  1989 Stock Option Plan of the Registrant approved by the Board of
              Directors of the Registrant on December 21, 1989, and approved by
              Shareholders at a meeting held on May 10, 1990, filed as Exhibit
              10(h)(1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

                                                                                          Sequential
                                                                                          Page
Exhibit No.                                 Description                                   No.
*  10(d)(2)   Form of Nonqualified Stock Option Agreements dated March 1, 1990 between the Registrant and Haynes G. Griffin, L. Richardson Preyer, Jr., Stephen
              R. Leeolou, Stephen L. Holcombe and Stuart S. Richardson, filed as
              Exhibit 10(h)(2) to the Registrant's annual Report on Form 10-K for the fiscal year ended December 31, 1989.
*  10(d)(3)   Form of Incentive Stock Option Agreement dated March 1, 1990 between the
              Registrant and Richard C. Rowlenson, filed as Exhibit 10(h)(2) to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1989.
*  10(d)(4)  Form of Incentive Stock Option Agreement dated July 30, 1990 between the
              Registrant and Stephen L. Holcombe, Richard C. Rowlenson, Sunir Kochhar
              and Timothy G. Biltz, filed as Exhibit 10(f)(4) to the Registrant's
              Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
*  10(d)(5)   Stock Option Agreement dated November 28, 1990 between the Registrant and Stuart Smith Richardson, filed as Exhibit 10(f)(5) to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1990.
*  10(d)(6)   Form of Stock Option Agreements dated November 28, 1990 between the
              Registrant and Haynes G. Griffin, Stephen R. Leeolou, L. Richardson
              Preyer, Jr. and Stephen L. Holcombe, filed as Exhibit 10(f)(6) to the
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1990.
*  10(d)(7)   Incentive Stock Option Agreements dated November 28, 1990 between the
              Registrant and Richard C. Rowlenson, filed as Exhibit 10(f)(7) to the
              Registrant's December 31, 1990.
*  10(e)(1)   Joint Venture Agreement by and among W&J Metronet, Inc., Vanguard
              Cellular Systems of Coastal Carolina, Inc., Providence Journal
              Telecommunications and the Registrant dated as of January 19, 1990, filed as Exhibit 10(j) to the Registrant's Registration Statement on
              Form S-4 (File No. 33-35054).
*  10(e)(2)   First Amendment and Assumption Agreement dated as of the 28th day of
              December, 1990 to Joint Venture Agreement by and among W&J Metronet,
              Inc., Vanguard Cellular Systems of Coastal Carolina, Inc., Providence
              Journal Telecommunications and the Registrant dated as of January 19,
              1990, filed as Exhibit 10(g)(2) to the Registrant's Annual Report on
              Form 10-K for the fiscal year ended December 31, 1990.
*  10(f)(1)   Stockholders Voting Agreement dated as of February 23, 1994, filed as
              Exhibit 7 to Amendment 1 of Schedule 13D dated February 23, 1994 with respect to the Common Stock of Geotek Communications,
   10(g)(1)   Nonqualified Deferred Compensation Plan with Form of Salary Reduction
              Agreement.
   11         Calculation of fully diluted net income per share for the years ended
              December 31, 1996, 1995, and 1994.
   22         Subsidiaries of the Registrant.
   23         Consent of Arthur Andersen LLP
   27         Financial Data Schedule.

* Incorporated by reference to the statement or report indicated.