Form 10-K/A
period 1996-12-31
VANGUARD CELLULAR SYSTEMS INC
filed 1997-04-15
CIK 771178

     The following item was the subject of a Form 12b-25 and is included herein:
Item 8.
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the Fiscal Year Ended December 31, 1996
                                       or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from                         to HHHHHHHHHHHHHHHHHHHHHH
COMMISSION FILE NUMBER 0-16560
                         VANGUARD CELLULAR SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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
                           YES    X      NO
                               -----          -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
            -----
     The aggregate market value of the registrant's Common Stock held by those other than executive officers and directors at March 17, 1997, based on the NASDAQ closing sale price for the Registrant's Common Stock as of such date, was approximately $446,510,000.
     The number of shares outstanding of the issuer's common stock as of March 17, 1997 was 40,764,522.
                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant's definitive proxy statement relating to its 1997 annual meeting of stockholders are incorporated by reference into Part III as set forth herein. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 1996.

                               TABLE OF CONTENTS

                                                            PART II
Item 8. Financial Statements and Supplementary Data....................................................................       1
                                                            PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................................       1
Signatures.............................................................................................................       2
Index to Financial Statements and Schedules............................................................................     F-1
Exhibit Index

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The consolidated financial statements and notes to consolidated financial statements of the Registrant and its subsidiaries are included in this report following the Index to Financial Statements and Schedules. In addition, Financial Statements of the Registrant's 50% or less owned significant subsidiaries are included.
                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

                                   SIGNATURES
     Pursuant to the requirements of the Section 13 and 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         VANGUARD CELLULAR SYSTEMS, INC.
                                         By: /s/       HAYNES G. GRIFFIN
                                                     HAYNES G. GRIFFIN
                                            CHAIRMAN OF THE BOARD OF DIRECTORS
                                              AND CO-CHIEF EXECUTIVE OFFICER
                                         Date: April 15, 1997
                                       2

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                                          PAGE
Vanguard Cellular Systems, Inc. and Subsidiaries
  Consolidated Balance Sheets, December 31, 1996 and 1995..............................................................    F-2
  Consolidated Statements of Operations for the Years ended December 31, 1996, 1995 and 1994...........................    F-3
  Consolidated Statements of Changes in Shareholders' Equity for the Years ended
     December 31, 1996, 1995 and 1994..................................................................................    F-4
  Consolidated Statements of Cash Flows for the Years ended December 31, 1996, 1995 and 1994...........................    F-5
  Notes to Consolidated Financial Statements...........................................................................    F-6
  Report of Independent Public Accountants.............................................................................   F-22
  Schedule I -- Condensed Financial Information of the Registrant......................................................   F-23*
  Schedule II -- Valuation and Qualifying Accounts.....................................................................   F-27
Financial Statements of Certain Significant 50% or less Owned Persons..................................................   F-28**

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
 * This schedule is being refiled to correct certain errors in the original filing.
** Financial Statements of two of the Company's significant 50% or less owned persons were available and filed on March 31, 1997 as part of this report. Financial Statements for International Wireless Communications Holdings, Inc. and Subsidiary and PT Rajasa Hazanah Perkasa and Subsidiary are included herewith. Financial Statements for Syarikat Telefon Wireless, a foreign business will be filed by June 30, 1997 as permitted by Rule 3-09.
                                      F-1

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

                                                                                   1996 (1)    1995 (2)    1994 (3)
Current assets..................................................................   $161,974    $ 30,040    $ 14,367
Non-current assets..............................................................    237,507     119,528      52,530
Current liabilities.............................................................     48,397      19,318       6,462
Non-current liabilities.........................................................    254,073       2,701         353
Redeemable convertible preferred stock..........................................    103,021      98,845      19,578
Minority interest...............................................................      7,360         335         294
Revenues........................................................................     29,583      14,050       9,386
Gross profit....................................................................      2,769      10,418       7,265
Loss from operations............................................................    (54,386)    (12,787)     (2,773)
Net loss........................................................................    (71,730)    (15,081)     (3,327)

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

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
Note 6 -- INCOME TAXES -- Continued
The primary differences between the accumulated deficit for financial reporting purposes and the income tax loss carryforwards relate to the differences in the treatment of certain deferred cellular license acquisition costs, certain gains on dispositions of cellular interests, partnership losses, depreciation methods, estimated useful lives and compensation earned under the stock compensation plan. These carryforwards may be subject to annual limitation in the future in accordance with the Tax Reform Act of 1986 and the ability to use these carryforwards could be significantly impacted by a future "change of control" of the Company. The limitations, if any, arising from such future "change in control" cannot be known at this time.
Note 7 -- CAPITAL STOCK
COMMON STOCK
     In July 1994, the Board of Directors declared a 3 for 2 stock split of the Company's Class A common stock which was effected in the form of a dividend paid to shareholders of record on August 24, 1994 with cash paid for resultant fractional shares. The effect of the split has been retroactively applied to all Class A common stock and per share amounts disclosed in the accompanying financial statements and footnotes.
ACQUISITION OF CELLULAR INTERESTS
     The Company has registered 4,500,000 shares of its Class A common stock and 3,000,000 shares of its Class B common stock. The shares may be offered in connection with the acquisition of entities which have received or may receive an authorization or license from the FCC to provide cellular service. Through December 31, 1996, 2,707,957 of these registered shares of Class A common stock have been issued in conjunction with the acquisition of cellular markets.
STOCK COMPENSATION PLANS
     During 1994, the Board adopted the 1994 Long-Term Incentive Plan (the 1994
Plan). Under the provisions of the 1994 Plan, the Company may grant up to 3,000,000 shares of the Company's Class A common stock to officers, directors and key employees in the form of nonqualified stock options, incentive stock options, stock appreciation rights, unrestricted stock, restricted stock and performance shares. All stock options must require exercise prices of not less than the fair market value of the Company's Class A common stock on the date of the grant, except that certain incentive stock options must require exercise prices of not less than 110% of fair market value of the Company's Class A common stock on the date of the grant. Options granted under the 1994 Plan may not have a term greater than ten years from the date of grant and are not transferable except upon death. As of December 31, 1996, 21,575 shares were available for future grants.
     Upon adoption of the 1994 Plan, the Company's previously adopted stock option and stock compensation plans were terminated. Options granted and outstanding under these previous plans are still exercisable, but no further grants may be made under these plans.
RESTRICTED STOCK BONUSES
     During 1987, the Board granted restricted stock bonuses for a total of 3,469,554 shares of Class A common stock (i) to three key officers for 1,077,768 shares each and (ii) to a director and a key employee for an aggregate of 236,250 shares. In the event of a change in control of the Company prior to December 31, 1998, the participants will be reimbursed for certain individual income tax payments, as defined, on the shares vesting after February 1991. As of December 31, 1996, all of the shares have vested.
STOCK OPTIONS
     Under the terms of the Company's previous and current stock compensation plans, the Board has granted incentive stock options and nonqualified stock options requiring exercise prices approximating the fair market value of the Company's Class A common stock on the date of the grant.
     In January 1997, the Board of Directors authorized the cancellation of certain options with higher exercise prices and the reissuance of fewer options at a lower exercise price. Options for 896,000 shares with exercise prices ranging from $24.75 to
                                      F-18

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
Note 7 -- CAPITAL STOCK -- Continued
$25.125 were canceled and new options for 717,200 shares with an exercise price of $15.69 were issued. In addition, options for 1,403,750 shares with an exercise price ranging from $21.50 and $21.625 were canceled and new options for 1,263,375 shares with an exercise price of $15.69 were issued. The exercise price for all of these new options reflects the fair market value at the time of issuance.
     Stock option activity under the plans was as follows:

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

 The accompanying notes to condensed parent company financial statements are an integral part of these statements.
                                      F-24

                        VANGUARD CELLULAR SYSTEMS, INC.
        SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                                             1996           1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)....................................................................    $   6,449       $(7,013)      $ (22,347)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization of deferred debt issuance costs......................................          450        --              --
     Equity in earnings (losses) of Vanguard Cellular Financial Corp...................      (20,389)        7,013          22,347
     Amortization of bond investment discount                                                     15        --              --
     Change in accrued interest........................................................        3,840        --              --
       Net cash used in operating activities...........................................       (9,635)       --              --
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from dividends of investee..................................................       13,960        --              --
  Investment in Vanguard Cellular Financial Corp.......................................     (193,668)       (3,939)         (1,415)
       Net cash used in investing activities...........................................     (179,708)       (3,939)         (1,415)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock...........................................          454         3,939           1,415
  Repurchase of stock..................................................................       (4,325)       --              --
  Proceeds of long-term debt...........................................................      199,802        --              --
  Debt issuance costs..................................................................       (6,002)       --              --
       Net cash provided by financing activities.......................................      189,929         3,939           1,415
NET INCREASE IN CASH...................................................................          586        --              --
CASH, BEGINNING OF YEAR................................................................       --            --              --
CASH, END OF YEAR......................................................................    $     586       $--           $  --

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

(1) Accounts written off during the period.
(2) Represents allowance for doubtful accounts for entities acquired during the period.
                                      F-27

                       INDEPENDENT AUDITORS' REPORT

The Board of Directors

International Wireless Communications Holdings, Inc.:

        We have audited the accompanying consolidated balance sheets of International Wireless Communications Holdings, Inc. and subsidiary ("IWC Holdings") as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of IWC Holdings' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of PT Rajasa Hazanah Perkasa ("RHP"), an investment which is reflected in the accompanying consolidated financial statements using the equity method of accounting as of and for the years ended December 31, 1995 and 1996 (see Note 5). The investment in this company represents 25% and 17% of consolidated assets as of December 31, 1995 and 1996, respectively. The equity in its net loss was approximately $1,310,000 and $4,746,000 for the years ended December 31, 1995 and 1996, respectively. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for that company, is based on the report of other auditors.

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

        In our opinion, based on our audit and the report of other auditors for 1995 and 1996, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IWC Holdings as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                   KPMG Peat Marwick LLP

San Jose, California
April 11, 1997

                      INDEPENDENT AUDITORS' REPORT

REPORT NO. 27181S

The Board of Directors and Stockholders
PT RAJASA HAZANAH PERKASA AND SUBSIDIARY


        We have audited the consolidated balance sheets of PT Rajasa Hazanah Perkasa and Subsidiary as of December 31, 1995 and 1996, and the related consolidated statements of income and deficit and cash flows for the years then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audit in accordance with auditing standards established by the Indonesian Institute of Accountants, which are substantially similar to the generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PT Rajasa Hazanah Perkasa and its subsidiary as of December 31, 1995 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the Republic of Indonesia.

        Generally accepted accounting principles in Indonesia vary in certain respects with those in the United States of America. A description of the significant differences between those two generally accepted accounting principles and the approximate effects of those differences on net income and stockholders' equity are set forth in Notes 22 and 23 to the consolidated financial statements (not presented separately herein).


PRASETIO, UTOMO & CO.



Drs M.P. Sibarani
License No. SI.570/MK.17/1993

March 24, 1997

 INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1995 AND 1996
                 (In thousands, except share data)

                                ASSETS

                                              1995             1996
                                              ----             ----
Current assets:
  Cash and cash equivalents................ $25,398          $41,657
  Accounts receivable......................      --              348
  Notes receivable from affiliates.........     338              813
  Note receivable..........................      --            1,431
  Advances to affiliate....................     728               99
  License deposit..........................      --            5,255
  Investment in affiliate held for sale....      --            2,062
  Other current assets.....................     387            2,743
                                           --------         --------
      Total current assets.................  26,851           54,408

Property and equipment, net................   4,269           18,426
Investments in affiliates..................  52,280           68,394
Telecommunication licenses and other
  intangibles, net.........................  12,186           18,484
License deposit............................      --            3,042
Debt issuance costs, net...................      --            6,431
Other assets...............................      57              173
                                           --------         --------
      Total assets......................... $95,643         $169,358
                                           --------         --------
                                           --------         --------

    LIABILITIES, MINORITY INTERESTS, REDEEMABLE CONVERTIBLE PREFERRED
                  STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses....  $5,757           $7,313
  Notes payable to related party...........   1,800               --
  Note payable.............................   4,000               --
                                           --------         --------
      Total current liabilities............  11,557            7,313
Long-term debt, net........................      --           75,466
                                           --------         --------
      Total liabilities....................  11,557           82,779
Minority interests in consolidated
  subsidiaries.............................      --            5,685
Redeemable convertible preferred stock, $.01
  par value per share; 21,541,480 shares
  designated; 15,698,400 and 15,973,200
  shares issued and outstanding in 1995 and
  1996, respectively; net of note receivable
  from stockholder of $26 in 1995 and 1996;
  liquidation and minimum redemption value
  of $107,399 in 1996......................  98,845          103,021

Commitments and contingencies (Note 13)
Stockholders' deficit:
  Convertible preferred stock, $.01 par
    value per share; 1,200,000 shares
    designated; 1,200,000 and 933,200
    shares issued, and outstanding in 1995
    and 1996, respectively; liquidation
    value of $793..........................      12                9
  Common stock, $.01 par value per share;
    26,000,000 shares authorized;
    328,000 and 636,720 shares issued and
    outstanding in 1995 and 1996,
    respectively...........................       3                6
Additional paid-in capital.................     749           31,060
Note receivable from stockholder...........    (152)            (152)
Unrealized gain on investments.............      --               68
Cumulative translation adjustment..........      (1)             271
Accumulated deficit........................ (15,370)         (53,389)
                                           --------         --------
      Total stockholders' deficit.......... (14,759)         (22,127)
                                           --------         --------
      Total liabilities, minority
        interests, redeemable convertible
        preferred stock and stockholders'
        deficit............................ $95,643         $169,358
                                           --------         --------
                                           --------         --------

        See accompanying notes to consolidated financial statements.

    INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                               (In thousands)

                                      1994    1995        1996
                                      ----    ----        ----
Operating revenue .................    $-        $-       $869
Cost of revenue                         -         -      1,948
                                   -------  --------   --------
                                        -         -     (1,079)
Operating expenses:
   Selling, general and
     administrative expenses ......  2,481     6,365    17,333
   Equity in losses of affiliates .      -     3,756    11,783
   Minority interests in losses of
     consolidated subsidiaries ....      -        -       (275)
                                   -------  --------   --------
        Loss from operations ...... (2,481)  (10,121)  (29,920)
 Other income (expense):
   Interest income ................    106       232     1,823
   Interest expense ...............   (115)   (1,354)   (6,790)
   Other ..........................    (13)      (28)   (1,021)
                                   -------  --------  --------
        Net loss ..................$(2,503) $(11,271) $(35,908)
                                   -------  --------  --------
                                   -------  --------  --------


     See accompanying notes to consolidated financial statements.

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996

                    (In thousands, except share data)

                                                                                                                      Note

                                        Convertible                                              Additional        receivable

                                      preferred stock                   Common Stock               paid-in            from
                                ---------------------------  ------------------------------
                                   Shares          Amount          Shares          Amount          capital         stockholder
                                -------------  ------------  ----------------  ------------    ---------------  ----------------
Balances as of December 31,
1993.........................       1,229,240  $         11         1,200,000  $         12    $         1,407  $             -

Conversion of Series A
 preferred stock to
 Series B redeemable
 preferred stock.............      (1,229,240)          (11)                -             -               (933)               -

Conversion of common
 stock to Series A
 preferred stock.............       1,200,000            12        (1,200,000)          (12)                 -                -

Issuance of common stock.....               -             -            76,080             1                151             (152)

Accretion of redeemable
 preferred stock.............               -             -                 -             -                  -                -

Net loss.....................               -             -                 -             -                  -                -
                                -------------  ------------  ----------------  ------------    ---------------  ----------------
Balances as of December 31,
1994.........................       1,200,000            12            76,080             1                625             (152)

Issuance of common stock.....               -             -           251,920             2                124                -

Accretion of redeemable
 preferred stock.............               -             -                 -             -                  -                -

Foreign currency
 translation.................               -             -                 -             -                  -                -

Net loss.....................               -             -                 -             -                  -                -
                                -------------  ------------  ----------------  ------------    ---------------  ----------------

Balances as of December 31,
1995.........................       1,200,000            12           328,000             3                749             (152)

Conversion of Series A
 preferred stock to
 common stock................        (266,800)           (3)          266,800             3                  -                -

Exercise of stock options....               -             -            41,920             -                 11                -

Issuance of warrants.........               -             -                 -             -             30,300                -

Unrealized gain on
 investments.................               -             -                 -             -                  -                -

Foreign currency
 translation.................               -             -                 -             -                  -                -

Accretion of redeemable
 preferred stock.............               -             -                 -             -                  -                -

Net loss.....................               -             -                 -             -                  -                -
                                -------------  ------------  ----------------  ------------    ---------------  ----------------
Balances as of December 31,
1996.........................         933,200  $          9           636,720  $          6    $        31,060  $          (152)
                                -------------  ------------  ----------------  ------------    ---------------  ----------------
                                -------------  ------------  ----------------  ------------    ---------------  ----------------


                                                                                   Total
                                   Unrealized    Cumulative                    stockholders'
                                    gain on     translation      Accumulated      equity
                                  investments   adjustment         deficit      (deficit)
                                -------------- ------------ ------------------ -------------
Balances as of December 31,
1993.........................   $           -  $          -  $         (1,005) $        425

Conversion of Series A
 preferred stock to
 Series B redeemable
 preferred stock.............               -             -                 -          (944)

Conversion of common
 stock to Series A
 preferred stock.............               -             -                 -             -

Issuance of common stock.....               -             -                 -             -

Accretion of redeemable
 preferred stock.............               -             -              (132)         (132)

Net loss.....................               -             -            (2,503)       (2,503)
                                -------------  ------------  ----------------  ------------

Balances as of December 31,
1994.........................               -             -            (3,640)       (3,154)

Issuance of common stock.....               -             -                 -           126

Accretion of redeemable
 preferred stock.............               -             -              (459)         (459)

Foreign currency
 translation.................               -            (1)                -            (1)

Net loss.....................               -             -           (11,271)      (11,271)
                                -------------  ------------  ----------------  ------------

Balances as of December 31,
1995.........................               -            (1)          (15,370)      (14,759)

Conversion of Series A
 preferred stock to
 common stock................               -             -                 -             -

Exercise of stock options....               -             -                 -            11

Issuance of warrants.........               -             -                 -        30,300

Unrealized gain on
 investments.................              68             -                 -            68

Foreign currency
 translation.................               -           272                 -           272

Accretion of redeemable
 preferred stock.............                                          (2,111)       (2,111)

Net loss.....................                                         (35,908)      (35,908)
                                -------------  ------------  ----------------  ------------

Balances as of December 31,
1996.........................   $          68  $        271  $        (53,389) $    (22,127)
                                -------------  ------------  ----------------  ------------
                                -------------  ------------  ----------------  ------------


          See accompanying notes to consolidated financial statements.

     INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      DECEMBER 31, 1994, 1995 AND 1996
                               (In thousands)

                                                                 1994       1995        1996
                                                                 ----       ----        ----
Cash flows from operating activities:
  Net loss ................................................    $(2,503)   $(11,271)   $(35,908)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation ..........................................         15          37         732
    Amortization of telecommunication licenses and other
      intangibles .........................................         40         294       1,103
    Amortization of debt issuance costs ...................          -           -         369
    Amortization of long-term debt discount ...............          -           -       5,764
    Equity in losses of affiliates ........................          -       3,756      11,783
    Minority interest in losses of consolidated subsidiaries         -           -         275
    Unrealized gain on investments ........................          -           -          68
    Changes in operating assets and liabilities:
       Accounts receivable ................................          -           -        (138)
       Other current assets ...............................          5        (350)     (2,342)
       Accounts payable and accrued expenses ..............         45       5,557       1,246
                                                              --------     --------   --------
         Net cash used in operating activities ............     (2,398)     (1,977)    (17,048)
                                                              --------     --------   --------
Cash flows from investing activities:
    Issuances of notes receivable from affiliates .........          -           -      (1,058)
    Repayment of notes receivable from affiliates .........     (2,245)       (113)        583
    Issuance of note receivable ...........................          -           -      (3,231)
    Repayment of note receivable ..........................          -           -       1,800
    Advances to affiliate .................................          -        (728)     (1,921)
    Purchases of property and equipment ...................        (88)     (4,218)     (8,657)
    Purchase of TeamTalk Limited ..........................          -           -      (3,198)
    Investments in affiliates .............................     (3,704)    (19,589)    (31,943)
    Minority interest in consolidated subsidiaries ........          -           -       5,410
    Purchase of telecommunication licenses
     and other intangibles ................................          -     (12,153)     (5,772)
    License deposits ......................................          -           -      (8,297)
    Other assets ..........................................       (169)         70         100
                                                              --------     --------   --------
         Net cash used in investing activities ............     (6,206)    (36,731)    (56,184)
                                                              --------     --------   --------
 Cash flows from financing activities:
    Proceeds from issuance of notes payable ...............      5,180      28,138           -
    Repayment of notes payable ............................     (2,060)     (2,050)     (4,000)
    Net proceeds from issuance of stock and warrants ......     15,122      27,720      30,300
    Proceeds from revolving credit facility ...............          -           -       7,000
    Repayment of revolving credit facility ................          -           -      (7,000)
    Exercise of stock options .............................          -           -          11
    Debt issuance costs ...................................          -           -      (6,800)
    Proceeds from issuance of long-term debt ..............          -           -      69,702
                                                              --------     --------   --------
         Net cash provided by financing activities ........     18,242      53,808      89,213
                                                              --------     --------   --------
 Effect of foreign currency exchange rates on cash
   and cash equivalents ...................................          -           -         278
                                                              --------     --------   --------
 Net increase in cash and cash equivalents ................      9,638      15,100      16,259
 Cash and cash equivalents at beginning of year ...........        660      10,298      25,398
                                                              --------     --------   --------
 Cash and cash equivalents at end of year .................    $10,298     $25,398     $41,657
                                                              --------     --------   --------
                                                              --------     --------   --------

     INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      DECEMBER 31, 1994, 1995 AND 1996
                               (In thousands)

                                                                 1994       1995        1996
                                                                 ----       ----        ----
Supplemental cash flow information:
  Cash paid for interest .................................        $103        $949        $662
                                                              --------     --------   --------
                                                              --------     --------   --------
Noncash financing and investing activities:

Conversion of loans to equity ............................      $3,380     $24,307      $2,052
                                                              --------     --------   --------
                                                              --------     --------   --------
Conversion of note receivable to investment in affiliate .           -      $2,020          -
                                                              --------     --------   --------
                                                              --------     --------   --------
Note receivable from sale of stock .......................        $178           -          -
                                                              --------     --------   --------
                                                              --------     --------   --------
Exchange of preferred stock for investment in affiliates .           -     $25,000          -
                                                              --------     --------   --------
                                                              --------     --------   --------
Exchange of common stock for investment in CTP ...........           -        $125          -
                                                              --------     --------   --------
                                                              --------     --------   --------
Note payable assumed in connection with RHP investment ...           -      $4,000          -
                                                              --------     --------   --------
                                                              --------     --------   --------
Effect of net assets of TeamTalk Limited previously
 accounted for by the equity method ......................           -           -      $4,395
                                                              --------     --------   --------
                                                              --------     --------   --------



       See accompanying notes to consolidated financial statement.

    INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995 AND 1996

(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

        International Wireless Communications Holdings, Inc. ("IWC Holdings") was incorporated in Delaware in July 1996 as a holding company whose primary assets are all of the issued and outstanding capital stock of International Wireless Communications, Inc. ("IWC" or "the Company") and a note receivable from IWC in a principal amount equal to the net proceeds from the Debt Offering (see Note 9). IWC was incorporated in Delaware in January 1992 and develops, owns and operates wireless communications companies in emerging markets in Asia and Latin America. These local wireless businesses ("LWBs") provide a variety of communications services, including enhanced capacity trunked radio ("ECTR"), wireless local loop ("WLL"), cellular and paging. Together with local and strategic partners, IWC has interests in Brazil, China, India, Indonesia, Malaysia, Mexico, New Zealand, Pakistan, Peru, and the Philippines.

        The Company's operations to date have principally been in the early stage development of LWBs. In addition, the Company intends to pursue aggressively additional investment opportunities. The Company's existing cash balance is sufficient to meet its operating and contractual obligations for the next fiscal year. It is not sufficient, however, to meet the Company's business objective of participation in additional equity rounds to finance the infrastructure buildout of its operating and nonoperating LWBs. The ability of the Company to make additional investments is dependent on available external financing. In the event the Company is unable to obtain external financing it may ultimately be unable to either maintain its existing ownership interests or fully realize the underlying LWBs potential.

        Subsequent to the formation of IWC Holdings, IWC Holdings and IWC completed a reorganization in which IWC became a wholly owned subsidiary of IWC Holdings through the conversion of each share of the then outstanding capital stock of IWC into forty shares of the corresponding class and series of stock of IWC Holdings (the "Stock Conversion"). All data related to shares and per share amounts for all periods presented have been adjusted to reflect the effect of the reorganization and the Stock Conversion.

        Consistent with industry practice, the Company considers itself to be operating in one business segment.

BASIS OF CONSOLIDATION

        The accompanying consolidated financial statements include the accounts of IWC, its wholly owned subsidiaries, Servicos de Radio Comunicacoes Ltda. ("SRC"), TeamTalk Limited ("TeamTalk"), New Zealand Wireless Limited ("New Zealand Wireless"), International Wireless Communications Asia Holdings, B.V. ("IWC Asia") and International Wireless Communications Latin America Holdings, Limited ("IWC Latin America"), and four majority owned subsidiaries, M/S Mobilcom (Pte) Ltd. ("Mobilcom Pakistan"), PeruTel S.A. ("PeruTel"), Star Telecom Overseas (Cayman Islands) Limited ("STOL"), and Promociones Telefonicas S.A. ("Protelsa"). In February 1996, the Company, through a joint venture agreement, entered into a wireless data business and established Wireless Data Services, Ltd. ("WDS"). This entity, although 50% owned by the Company, has also been consolidated in the accompanying consolidated financial statements. Effective April 30, 1996, the Company acquired the remaining 50% interest of TeamTalk, and as such, the accompanying consolidated balance sheet as of December 31, 1996 also includes the accounts of TeamTalk. The consolidated statement of operations for the year ended December 31, 1996 also includes the accounts of the now wholly owned TeamTalk subsidiary since April 30, 1996, the effective date of the acquisition (see Note 5). Prior to May 1, 1996, the consolidated financial statements reflect TeamTalk as an investment accounted for under the equity method. In August 1996, IWC acquired a 70% interest in STOL, and as such, the accompanying consolidated balance sheet as of December 31, 1996 also includes the accounts of STOL. The consolidated statement of operations for the year ended December 31, 1996 also includes the accounts of STOL since the
date of acquisition.   In December 1996, IWC acquired a 66% interest in
Protelsa, and as such, the accompanying consolidated balance sheet as of December 31, 1996 also includes the accounts of Protelsa. The consolidated statement of operations for the year ended December 31, 1996 also includes the accounts of Protelsa since the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

        The functional currency for the Company's foreign operating entities is the applicable local currency, except for those entities located in highly inflationary countries. Translation from the applicable foreign currencies to U.S. dollars is performed for monetary assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses, net of applicable deferred income taxes, resulting from such translation, if material, are included in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in other income. For non-operating foreign investees and for the Company's investee in Brazil, a highly inflationary country, the functional currency is the U.S. dollar. Remeasurement adjustments for foreign entities, where the U.S. dollar is the functional currency, and exchange gains and losses arising from transactions denominated in a currency other than the functional currency, are included in other income and are not material in any of the years presented.

REVENUE RECOGNITION

        Revenue includes primarily access and usage charges for subscriber units under service agreements with the Company's consolidated subsidiaries that have commenced operations. The terms of these service agreements range from monthly to 36 month periods.

CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid instruments with a maturity of 90 days or less at the time of acquisition to be cash equivalents.

        The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and has classified its investments in certain debt and equity securities as "available for sale". Such investments are recorded at fair value, with unrealized gains and losses reported as a separate component of stockholders' deficit. The cost of securities sold is based upon the specific identification method.

PROPERTY AND EQUIPMENT

        Property and equipment are stated at original cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years for non-telecommunication equipment and ten years for telecommunication equipment.

INVESTMENTS IN AFFILIATED COMPANIES

        Investments in affiliated companies consist of the costs incurred to acquire development stage projects or interests in entities that have been awarded telecommunication licenses to provide various wireless telecommunication services.

        The cost method of accounting is used for the Company's investments in affiliated companies where the Company's voting interest is less than 20% and the Company does not exert significant influence. Under the cost method, the investment is recorded at cost, and income is recognized only to the extent distributed by the investee as dividends. No such dividends were declared or distributed for the years ended December 31, 1994, 1995 and 1996. Write-downs to the recorded historical cost are recognized when the Company believes that a permanent impairment in value has occurred.

        Where the Company's voting interest is 20% to 50% and the Company does not exercise control, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the investee, limited, in the case of losses, to the extent of the Company's investment therein, and the amortization of telecommunication licenses and other intangibles, if any. The amount of the purchase price that exceeded the fair value of the Company's percentage ownership of the equity investee's tangible assets at the date of acquisition reflects the existence of intangible assets of the equity investee. The primary intangible asset of each equity investee consists of the equity investee's telecommunication licenses or rights to participate in such licenses. Amounts attributable to other intangibles, such as workforce, customer lists, and agreements with local companies for transmitter and antenna locations, are not material. Accordingly, the Company has accounted for the excess purchase price as attributable to primarily telecommunication licenses and participation rights and amortizes such intangibles generally over a period of 20 years. To the extent that goodwill exists, the Company believes that the difference in amortization lives between telecommunication licenses and goodwill would not have a material effect on the accompanying financial statements. In some cases, the terms of the licenses held by the equity investees are less than twenty years. However, the Company believes that it will be able to renew the licenses indefinitely if it builds out the infrastructure and establishes commercial service. The costs of license renewal are expected to be nominal.

        The Company consolidates entities it controls, generally through greater than 50% ownership interest.

TELECOMMUNICATION LICENSES AND OTHER INTANGIBLES

        The Company has acquired majority ownership interest in various LWBs. These acquisitions have been accounted for under the purchase method and are included in the accompanying consolidated financial statements. The amount of the purchase price that exceeded the underlying fair value of the Company's pro rata ownership in the LWB's net tangible assets at the date of acquisition represents the level of intangible assets of the LWB. The primary intangible asset of each LWB consists of the LWB's telecommunication licenses or rights to participate in such licenses. Given the early stage nature of the acquired entities, amounts attributable to other intangibles, such as workforce, customer lists, and agreements with local companies for transmitter and antenna locations, are not deemed material. Accordingly, the Company has accounted for the excess purchase price as attributable primarily to telecommunication licenses and participation rights. To the extent that goodwill exists, the Company believes that the difference in amortization lives between licenses and goodwill would not have a material effect on the accompanying financial statements. Licenses are amortized generally over a period of 20 years, commencing upon the date of completion of the acquisition. In some cases, the terms of the licenses held by the LWB's are less than twenty years. However, the Company believes that it will be able to renew the licenses indefinitely if it builds out the infrastructure and establishes commercial service. The costs of license renewal are expected to be nominal. Amortization expense was approximately $40,000, $294,000, and $1,103,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

STOCK-BASED COMPENSATION

        The Company uses the intrinsic value-based method of Accounting Principles Board ("APB") Opinion No. 25 to account for all of its employee stock-based compensation plans.

INCOME TAXES

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

        Included in the Company's consolidated balance sheet as of December 31, 1995 and 1996, are long-term investments in various LWBs in such developing countries as Brazil, China, India, Indonesia, Malaysia, Pakistan, New Zealand, Peru, and the Philippines (see Note 14). These investments make up a significant portion of IWC's balance sheet (see Note 5).

        Each IWC affiliate has a unique and distinct market, operating environment, and local economy with different subscription rates and costs to build and operate the systems. Achieving each operating plan is dependent upon successfully contending not only with normal risks associated with constructing and operating wireless properties, but also risks unique to operating in foreign emerging countries, such as regulatory compliance, contractual restrictions, labor laws, expropriation, nationalization, political, economic or social instability, and confiscatory taxation.

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

        Most of the LWBs currently operating have incurred operating losses and negative cash flow from operations since inception, and the Company expects that most of its operating companies will continue to generate operating losses and negative cash flow from operations for the foreseeable future and accordingly, the Company expects its losses to increase. Most of these operating companies have only recently initiated providing commercial services and have a limited subscriber base. This is not uncommon in the wireless telecommunications industry, which requires significant capital investments in the initial years prior to obtaining a sufficient subscriber revenue base to support operations. Achievement of positive cash flow from operations will depend on successful execution of management's business plans. Those plans assume significant additional capital investment, in some cases, to expand the wireless network. There can be no assurance that such funding capacity will be available in the future.

RECOVERABILITY OF LONG-LIVED ASSETS

        In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. In 1996, the Company wrote off its investments in HFCL Mobile Radio, Ltd. ("HFCL") and PT Binamulti Visualindo ("PTBV") of $320,000 and $205,000, respectively, based on management's decisions to no longer pursue such projects.

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

RECLASSIFICATIONS

        Certain amounts in the accompanying 1994 and 1995 consolidated financial statements have been reclassified to conform with the 1996 consolidated financial statement presentation.

(2) CASH AND CASH EQUIVALENTS

        The Company has invested in a variety of short-term, highly liquid investments all with original maturities of 90 days or less. As of December 31, 1995, the Company had cash of $449,000 and cash equivalents consisting of money market mutual funds totaling $24,949,000. As of December 31, 1996, the Company had cash of $11,811,000, and cash equivalents consisting of money market mutual funds and U.S. government and agency obligations totaling $3,009,000 and $26,837,000, respectively. Unrealized gains on U.S. government and agency obligations of $68,000 is included as a component of stockholders' deficit on the accompanying consolidated balance sheet as of December 31, 1996.

(3) BALANCE SHEET COMPONENTS

        Balance sheet components as of December 31 are as follows (in thousands):

                                            1995        1996
                                            ----        ----
 Other current assets
   Employee receivables..................    $109        $179
   Taxes receivables.....................       -         820
   Other receivables.....................     153       1,373
   Prepaid expenses and other............     125         371
                                          -------    --------
                                             $387      $2,743
                                          -------    --------
                                          -------    --------

 Property and equipment
   Furniture and fixtures................     $40        $320
   Computer and office equipment.........     126         935
   Automobiles...........................      34         197
   Leasehold improvements................       -         276
   Telecommunication equipment...........       -       9,930
   Construction in process...............   4,125       7,620
                                          -------    --------
                                            4,325      19,278
   Less accumulated depreciation.........      56         852
                                          -------    --------
      Property and equipment, net........  $4,269     $18,426
                                          -------    --------
                                          -------    --------
 Telecommunication licenses and other
  intangibles
   SRC/Via 1 project.....................  $6,714      $6,680
   Mobilcom Pakistan.....................   5,439       5,439
   TeamTalk..............................       -       1,760
   STOL..................................       -       3,965
   Protelsa..............................       -       1,557
   WDS...................................       -         221
   Other.................................     200         200
                                          -------    --------
                                           12,353      19,822
   Less accumulated amortization.........     167       1,338
                                          -------    --------
      Telecommunication licenses and
        other intangibles, net........... $12,186     $18,484
                                          -------    --------
                                          -------    --------

 Accounts payable and accrued expenses
   Accounts payable...................... $     -      $5,163
   Professional services.................   3,041         718
   Employee compensation and benefits....     189         619
   Equipment purchases...................   1,719          27
   Remaining TeamTalk purchase price.....       -         156
   Payable to UTS........................       -         178
   Other.................................     808         452
                                          -------    --------
                                           $5,757      $7,313
                                          -------    --------
                                          -------    --------

(4) INVESTMENTS IN AFFILIATE HELD FOR SALE

       In June 1996, the Company entered into a put-call agreement (the Agreement) with various other shareholders of Corporacion Mobilcom, S.A. de C.V. ("Mobilcom Mexico") with the intention of selling its entire 2.23% shareholding of Mobilcom Mexico to one of the other shareholders of Mobilcom Mexico. The sale of the Company's investment will be triggered by any one of a variety of put events (as defined) in the Agreement, the earliest of which will occur on October 24, 1997, which is one year after the effective date of the Agreement. The Company carries this investment at its historical cost of $2,062,000. The Company anticipates that the sale price of this investment will exceed its historical cost.

(5) INVESTMENTS IN AFFILIATES

       The Company's investments in affiliates represent interests in various LWBs in several developing countries. These investments are accounted for under the equity or cost methods of accounting.

EQUITY INVESTMENTS

       For those investments in companies in which the Company's voting interest is 20% to 50%, or for investments in companies in which the Company exerts significant influence through board representation and management authority even if its ownership is less than 20%, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of losses of affiliates, limited to the extent of the Company's investment in and advances to affiliates, including any debt guarantees or other contractual funding commitments. All affiliated companies have fiscal years ended December 31. Investments in affiliated companies are as follows as of December 31, 1995 and 1996 (dollars in thousands):



                                                         Investments
                                           Percentage   in affiliated                Equity in losses of affiliates
             Affiliated                        of          companies     Additional  -------------------------------
Country       Company                       ownership       1994        investment   Amortization     Losses (gains)
---------    ----------                    -----------   -------------  ----------   ------------     --------------
             Syarikat Telefon Wireless
Malaysia     ("STW")                           30% (1)     $1,400         $20,770       $  638              $ 1,291

             PT Rajasa Hazanah Perkasa
Indonesia    ("RHP")                           25%               -         25,530          319                  991

New Zealand  TeamTalk                          50%             284          2,569            7                  508

India        HFCL                              49%               -            243            1                    -

Indonesia    PTBV                              49%                -           206            1                    -
                                                             ------      --------      -------              -------
                                                             $1,684       $49,318        $ 966               $2,790
                                                             ------      --------      -------              -------
                                                             ------      --------      -------              -------

                                                     Portion of
                                                     investment
                                                    exceeding the
                                                   Company's share
                               Investments        of the underlying
                              in affiliated           historical
               Affiliated       companies            net assets
Country         Company           1995                  1995
----------     ----------     -------------        -----------------
Malaysia       STW             $   20,241             $ 16,821

Indonesia      RHP                 24,220               23,361

New Zealand    TeamTalk             2,338                1,526

India          HFCL                   242                  242

Indonesia      PTBV                   205                  205
                                ---------              -------
                                  $47,246              $42,155
                              ---------              -------
                              ---------              -------


                                                         Investments
                                           Percentage   in affiliated                Equity in losses of affiliates
             Affiliated                        of          companies     Additional   ------------------------------
Country       Company                       ownership       1995        investment   Amortization     Losses (gains)
---------    ----------                    -----------   -------------  ----------   ------------     --------------

Malaysia     STW                               30% (1)     $20,241        $ 1,201 (2)   $  969            $ 3,563

Indonesia    RHP                               28% (3)      24,220          8,556 (3)    1,278              3,468

             Star Digitel Limited
China        ("SDL")                           40%               -         20,000          347              1,000

             Universal Telecommunications
Philippines  Service, Inc. ("UTS")             19%                -         1,906 (4)       51                (20)

New Zealand  TeamTalk                         100% (5)        2,338        (1,736)           -                602

India        HFCL                              49% (6)          242            78          320                    -

Indonesia    PTBV                              49% (6)          205             -          205                    -
                                                            -------      --------      -------              -------
                                                            $47,246       $30,005       $3,170               $8,613
                                                            -------      --------      -------              -------
                                                            -------      --------      -------              -------

                                                     Portion of
                                                     investment
                                                    exceeding the
                                                   Company's share
                               Investments        of the underlying
                              in affiliated           historical
               Affiliated       companies            net assets
Country         Company           1996                  1996
----------     ----------     -------------        -----------------
Malaysia        STW            $   16,910             $ 15,852

Indonesia       RHP                28,030               28,030

China           SDL                18,653               10,653

Philippines     UTS                 1,875                  882

New Zealand     TeamTalk                -                    -

India           HFCL                    -                    -

Indonesia       PTBV                    -                    -
                                ---------              -------
                                  $65,468              $55,417
                                ---------              -------
                                ---------              -------


-------------------------

(1) The Company, along with other STW shareholders, agreed to provide certain support in connection with a Malaysian Ringgit 91,000,000 (approximately $35,968,000) senior credit facility obtained by STW from a Malaysian bank (see Note 13).

(2) In October 1996, the Board approved and the Company funded $1,201,000 to STW as the Company's pro rata share of a capital call.

(3) In October 1996, the Company paid $8,556,000 to increase its interest in RHP to 29.2%, thereby increasing its indirect interest in Mobisel to 20.4%. In December 1996, Nissho Iwai International (Singapore) Pte. Ltd. purchased 3% of RHP, diluting the Company's ownership in RHP to 28.3%, thereby decreasing its indirect interest in Mobisel to 19.8%.

(4) Reflects an additional investment of $532,000, of which $354,000 was paid in 1996 and the remainder was paid in January 1997, pursuant to an agreement dated September 25, 1996. This investment was previously accounted for as a cost investment.

(5) Reflects acquisition of the remaining 50% of Team Talk, effective April 30, 1996, pursuant to an agreement dated June 24, 1996.

(6) This investment was fully written off during 1996 based on management's decision to no longer pursue the project.

        The Company acquired its interest in RHP, HFCL, and PTBV during 1995 and accounted for them using the purchase method.

        In June 1996, the Company entered into an agreement with the other 50% owner of TeamTalk to acquire their 1,700,000 shares of TeamTalk's common stock, as well as to assume TeamTalk's indebtedness to the shareholder totaling $3,022,000, for a purchase price of approximately $3,198,000. The transaction was accounted for by the purchase method effective April 30, 1996, with the majority of the purchase price paid in July 1996. As of December 31, 1996, TeamTalk is consolidated into the financial statements of the Company as a wholly owned subsidiary. In connection with the incremental investment, the Company reclassified the associated unamortized portion of investment exceeding the Company's share of underlying historical net assets to telecommunication licenses and other intangibles. The fair value of the assets acquired and the liabilities assumed in connection with the acquisition were $8,327,000 and $3,584,000, respectively.

        In September 1996, IWC entered into a subscription agreement (the "SDL Subscription Agreement") with Star Telecom Holding Limited ("STHL"), the Company's partner in STOL, to purchase a 40% equity interest in SDL for an aggregate purchase price of $20 million and accounted for by the purchase method. Pursuant to the Subscription Agreement, in September 1996, IWC also entered into an escrow agreement (the "SDL Escrow Agreement") and deposited, in escrow, $9 million of the $20 million purchase price. In November 1996, in connection with the closing of the Company's acquisition of an equity interest in SDL, the $9,000,000 held in escrow pursuant to the SDL Subscription Agreement and the SDL Escrow Agreement was released to STHL, and the Company funded an additional $11,000,000 to acquire its 40% interest in SDL for an aggregate purchase price of $20,000,000 and assigned $11,000,000 representing the amount of the purchase price that exceeded the fair value of the Company's percentage ownership of SDL's tangible net assets to participation rights in SDL's underlying projects.

        In October 1996, the Company paid $8,556,000 to increase its interest in RHP to 29.2% and accounted for this additional acquisition using the purchase method. The Company assigned the entire amount of the purchase price to the telecommunication license as the purchase price exceeded the fair value of the Company's percentage ownership of RHP's tangible net assets in full at the date of purchase. In December 1996, Nissho Iwai International (Singapore) Pte. Ltd. Purchased 3% of RHP, diluting the Company's ownership interest in RHP down to 28.3%.

        In October 1996, the Company paid $1,000,000 for an option to purchase 50% of Laranda Sdn Bhd, a 10% shareholder of STW, for an exercise price of $7,200,000 and certain other contractual rights. The Company, at its discretion, allowed the option to lapse on November 6, 1996 and subsequently expensed the entire $1,000,000, which is classified as other expense in the accompanying consolidated statement of operations.

        The following condensed financial statement data, presented in accordance with U.S. generally accepted accounting principles and stated in U.S. dollars for significant affiliated companies accounted for by the equity method, has been derived from audited financial statements. The financial information pertaining to RHP was derived from financial statements audited by other auditors. This information is as follows (in thousands):

                                            AS OF AND FOR THE YEAR ENDED
                                                   DECEMBER 31, 1995
                                                   -----------------
                                           STW          RHP(A)     TEAMTALK
                                           ---          ------     --------
 Current assets........................   $2,611        $5,316         $213
 Noncurrent assets.....................   33,299        21,336        6,307
 Current liabilities...................    2,988        17,496        3,933
 Noncurrent liabilities................   21,925         6,257        1,492
 Net revenues..........................      749         5,463          348
 Net loss..............................   (5,898)       (3,186)      (1,490)

                                                  AS OF AND FOR THE YEAR ENDED
                                                         DECEMBER 31, 1996
                                                         -----------------
                                           STW           RHP       TEAMTALK(B)    SDL
                                           ---          ------     --------       ---
  Current assets........................    $820       $13,354            -     $11,215
  Noncurrent assets.....................  41,686        64,556            -      55,617
  Current liabilities...................   6,909        23,341            -      12,460
  Noncurrent liabilities................  33,526        63,834            -      47,817
  Net revenues..........................   1,858        10,268            -         436
  Net loss.............................. (11,873)      (12,072)           -      (2,618)

-------------

(A) For the period March 28, 1995 through December 31, 1995. Net revenues and net loss for the period from January 1, 1995 through March 27, 1995 were $1,821,000 and $387,000, respectively.
(B) Effective April 30, 1996, TeamTalk became a wholly owned subsidiary of the Company. Net revenues and net loss for the period from January 1, 1996 through April 30, 1996 were $282,000 and $645,000, respectively.

COST INVESTMENTS

        The Company uses the cost method of accounting for two other investments as of December 31, 1996. They are PT Mobilkom Telekomindo ("Mobilkom") and RPG Paging Services Limited ("RPSL"), the latter of which the Company acquired in August 1996 as part of IWC's acquisition of STOL. As of December 31, 1996, the Company's indirect ownership percentages in these entities are 15% and 7%, respectively. Both are operating entities.

        Prior to September 25, 1996, the Company accounted for UTS as a cost investment. On September 25, 1996, the Company increased its ownership interest to 19%, excluding its 3% incentive option, and as such, changed its method of accounting to the equity method, as the Company felt it commenced to exert significant influence. It is anticipated that the Company will further increase its ownership percentage in the future.

        The Company's carrying value of these investments as of December 31 are as follows (in thousands):

                                               1995          1996
                                               ----          ----

                   Mobilcom Mexico.......... $ 2,062        $    -
                   Mobilkom.................   1,500         1,500
                   UTS......................   1,472             -
                   RPSL.....................       -         1,426
                                             -------        ------
                                             $ 5,034        $2,926
                                             -------        ------
                                             -------        ------

        The Company considers these investments to be long-term in nature and are not held for trading purposes. During 1996, the Company decided to offer Mobilcom Mexico for sale and has reclassified this investment as a current asset (see Note 4).

PRO FORMA SUMMARY

        The following unaudited pro forma summary combines the consolidated results of operations of the Company as if (i) TeamTalk had been a wholly owned consolidated subsidiary since January 1, 1995, (ii) ownership in STW and RHP had been 30% and 28.3%, respectively, since January 1, 1995, (iii) the merger with Vanguard International Telecommunications, Inc. ("VIT"), a wholly owned subsidiary of Vanguard (see Note 6) had occurred on January 1, 1995, (iv) the acquisition of STOL had occurred at January 1, 1995, (v) the acquisition of SDL had occurred at January 1, 1995, and (vi) the acquisition of Protelsa had occurred at January 1, 1995.

        This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company had acquired the entities as of January 1, 1995.

        Unaudited pro forma consolidated results of operations for the various acquisitions and mergers as described above are as follows (in thousands):

                                                            FOR THE YEAR ENDED
                                                               DECEMBER 31,
                                                               ------------
                                                           1995         1996
                                                           ----         ----
    Revenues ............................................    $369      $1,161
    Net loss ............................................ (17,068)    (40,830)

(6) RELATED PARTY TRANSACTIONS

ADVANCES TO AFFILIATES

        The advances to affiliate as of December 31, 1995 represented advances to TeamTalk in the amount of $728,000. As a result of the acquisition of the remaining 50% interest in TeamTalk, the Company eliminates advances to TeamTalk in consolidation.

        In January 1996, the Company advanced Philippine Peso 2,612,000 or approximately $99,000 to UTS. The advance is interest-free with no stated terms. Management believes the advance will be repaid during 1997.

NOTES RECEIVABLE FROM AFFILIATES

        Notes receivable from affiliates as of December 31, 1995, consisted primarily of a note due from Mobilcom Mexico for $158,000, which earns interest at 6% per annum; and an interest-free note due from RHP for $128,000.

        Notes receivable from affiliates as of December 31, 1996, consisted primarily of the note due from Mobilcom Mexico for $158,000, plus cumulative accrued interest of $20,000; and a series of interest-free promissory notes loaned to PT Mobile Selular Indonesia ("Mobisel"), an entity which the Company indirectly owns 19.8% through its investment in RHP, totaling
$635,000.   In April 1997, the Company collected the $635,000 note receivable from Mobisel. The Company expects to collect the note receivable from Mobilcom Mexico during 1997.

NOTES PAYABLE TO RELATED PARTY

        Notes payable to a related party as of December 31, 1995, consisted of two notes payable to Vanguard Cellular Operating Corp. ("Vanguard"), the Company's largest stockholder, each in the amount of $900,000 plus accrued interest and bearing interest at 9% compounded annually. The notes were due on the earlier of April 26, 1996 or the close of an initial public offering. On April 26, 1996, these notes, plus $252,000 of accrued interest, were converted into 274,800 shares of the Company's Series D Redeemable Convertible Preferred Stock.

VANGUARD MERGER

        On December 18, 1995, the Company merged with Vanguard International Telecommunications, Inc. ("VIT") (See Note 11), a wholly owned subsidiary of Vanguard. Prior to this merger, Vanguard owned 10.46% of the Company and provided a variety of services relating to the formation, development and operation of the Company's wireless communication businesses. In exchange for 3,972,240 shares of Series E Redeemable Convertible Preferred Stock with a liquidation preference of $6.29 per share, the Company acquired VIT's interests in TeamTalk and VIT's rights to acquire an interest in various international LWBs. The liquidation value was equal to the fair market value of the Series E preferred stock on the date of the merger. The resulting total value of $25,000,000, was allocated to the various LWBs based on their respective stage of development and an independent valuation study of the LWBs. As a result of this merger, Vanguard increased its ownership position to approximately 36% and continues to provide the services described above. The original cost to Vanguard of the net assets acquired by IWC in the merger was approximately $550,000. The value of these assets, however, appreciated significantly over time as licenses were subsequently granted, joint ventures and other strategic alliances formed and business plans developed.

        The excess of the allocated portion of the merger value to TeamTalk over the net book value of TeamTalk was attributed to telecommunication licenses and other intangibles. This excess amounted to $1,712,000 and is amortized on a straight-line basis over 20 years.

        The Company also acquired VIT's rights to participate in RHP, SRC, Mobilcom, HFCL and PTBV and other yet to be developed projects. Approximately $23,288,000 in aggregate was allocated to telecommunication licenses and other intangibles in the LWBs based on their relative stage of development. These amounts are amortized on a straight-line basis over 20 years.

REVOLVING CREDIT FACILITY

        On July 26, 1996, the Company entered into a Loan Agreement (the "1996 TD Loan Agreement") with Toronto Dominion (Texas), Inc., an affiliate of Toronto Dominion Capital (U.S.A.), Inc., a stockholder of the Company, providing for a $10.0 million revolving credit facility. Subject to the terms and conditions of the 1996 TD Loan Agreement, IWC was able to borrow funds in an initial amount of at least $2,000,000 and additional amounts in multiples of at least $1,000,000. All borrowings were evidenced by a promissory note bearing interest at a specified base rate plus a margin increasing from 2.25% to 3.75% over the term of the facility or a specified LIBOR rate plus a margin increasing from 3.5% to 5.0% over the term of the facility and were due in July 1997, subject to mandatory repayment, without premium, from the net proceeds from any public or private sale of debt or equity securities, the net proceeds from certain asset sales by the Company or its subsidiaries, or certain other events. The obligations of the Company under the 1996 TD Loan Agreement and the note issued pursuant thereto were secured by a pledge by the Company of all capital stock of the Company's subsidiaries and affiliates. On July 26, 1996, IWC borrowed $7,000,000 under the 1996 TD Loan Agreement. On August 15, 1996, this amount, plus interest and fees, was repaid in full with the proceeds from the Debt Offering (see Note 9).

OTHER RELATED PARTY TRANSACTIONS

        The Company has entered into arrangements with certain of the operating companies whereby the Company is reimbursed for direct costs, primarily salary and out-of-pocket costs, associated with technical, financial and administrative support provided by the Company. These amounts have been recorded as an offset to general and administrative expenses on the accompanying consolidated statements of operations. For the years ended December 31, 1994, 1995 and 1996, expense reimbursements were not material.

(7) NOTE RECEIVABLE

        On June 6, 1996, the Company loaned $3,080,000 to a co-shareholder of Mobilcom Mexico, a trunked radio services operator in Mexico. The loan, in the form of a promissory note, accrues interest at 13% per annum and is due upon written demand by the Company. The Company believes that this loan may facilitate future strategic investments in projects in which this co-shareholder is involved. As of December 31, 1996, the co-shareholder had repaid $1,800,000 of the total amount loaned, bringing the remaining
principal plus interest owed to $1,431,000.   In April 1997, the Company
collected an additional $900,000 and expects to collect the remainder of the note receivable during 1997.

(8) LICENSE DEPOSITS

        In June 1996, the Company deposited $3,042,000 with a Taiwanese corporation that is pursuing telecommunication licenses in Taiwan. This deposit represents a 20% interest in a number of telecommunication license applications currently being pursued. During the application process, the deposit will be held in an interest-bearing escrow account in the name of IWC. Once a license is granted, the deposit will become the Company's initial capital contribution to the venture that is ultimately formed. If the Taiwanese corporation is unsuccessful in securing these applications, the Company's deposit, less its pro rata share of application related expenses, will be returned to the Company.

        In August 1996, the Company deposited $2,250,000 for a 10% interest in a Taiwan paging project. Concurrently, STOL deposited $3,005,000 for a 20% interest in the Taiwan Paging Project. The total consolidated deposit is $5,255,000. Had a national paging license been granted to the project, the deposit would have become the Company's initial capital contribution to the venture that would ultimately have been formed to pursue the paging business in Taiwan. In early February 1997 it was announced, that this bid was unsuccessful, and the Company and STOL are expecting their deposits to be returned during 1997. The Company has, therefore, classified these deposits as a current asset.

(9) LONG-TERM DEBT AND DEBT ISSUANCE COSTS

        In August 1996, the Company issued 196,720 units, each consisting of a $1,000 principal amount 14% Senior Secured Discount Note due 2001 (a "Note" and, collectively, the "Notes") and one warrant to purchase 11.638 shares of common stock, $0.01 par value, for total gross proceeds of $100 million (the "Debt Offering"). Net proceeds, after repayment of $7.4 million, including interest and fees, borrowed under the 1996 TD Loan Agreement (see Note 6) and other offering expenses, totaled $86,602,000. Of the $100 million gross proceeds, $30.3 million was allocated to additional paid-in capital as the fair value of the warrants issued in the Debt Offering. Long-term debt is presented net of unamortized discount of $121,254,000 on the accompanying consolidated balance sheet as of December 31, 1996.

        The aggregate principal amount of the Notes is $196,720,000. The Notes are due on August 15, 2001 and bear interest at an effective interest rate of 22.05%, compounded semi-annually. There are no scheduled cash interest payments on the Notes. The Notes are senior secured obligations of the Company and will rank PARI PASSU in right of payment with all existing and future senior indebtedness of the Company and senior to all subordinated indebtedness of the Company. The Notes are effectively subordinated to all indebtedness and other liabilities (including trade payables) of the Company's subsidiaries and affiliated companies. The collateral securing the Notes consists of a pledge of all of the capital stock of the Company.

        There are no sinking fund requirements with respect to the principal of or the interest on the Notes. Upon the occurrence of a change of control (as defined in the indenture governing the Notes), each holder of the Notes will have the option to require the Company to repurchase all or a portion of such holder's Notes at 101% of the accreted value thereof to the date of repurchase.

        In connection with the Debt Offering, the Company entered into the Indenture, which contains certain covenants that, among other things, limits the ability of the Company and its subsidiaries and affiliates to incur additional indebtedness, limits the ability of the Company to merge, consolidate or sell substantially all of its assets; and limits the ability to make investments. In addition, the Indenture prohibits making restricted payments (as defined) and creating certain liens (as defined) (see Note 16).

        The Indenture also contained a provision that in the event the Company does not complete an initial public offering ("IPO") of common stock on or prior to May 15, 1997, each unexercised warrant, issued in connection with the Debt Offering, will entitle the holder thereof to purchase an
additional 2.645 shares of common stock.   The Company expects to issue such
additional warrants as it does not expect to complete an IPO of its common stock prior to May 15, 1997 (see Note 16).

        The costs related to the issuance of the long-term debt were capitalized and are being amortized to interest expense using the effective interest method over the life of the debt. Debt issuance costs are presented net of amortization of $369,000 on the accompanying consolidated balance sheet as of December 31, 1996.

        In November 1996, the Company exchanged new 14% Senior Secured Discount Notes due 2001 (the "Exchange Notes") which were registered under the Securities Act of 1933, as amended (the "1933 Act"), for its outstanding Notes that were issued and sold in a transaction exempt from registration under the 1933 Act. The terms of the Exchange Notes are substantially identical (including principal amount, interest rate, maturity, security and ranking) to the terms of the Notes.

(10) MINORITY INTEREST

        In February 1996, the Company formed WDS, a joint venture, to develop, install and support mobile data systems throughout the Pacific Rim. The Company has a 50% equity interest in WDS, and funded its operations on a pro rata basis for total equity funding during 1996 of $433,000. The Company anticipates that it will increase its equity interest in WDS in the future.

        In August 1996, the Company acquired a 70% equity interest in STOL for an aggregate purchase price of $13,500,000 which has been accounted for using the purchase method. STOL holds a minority interest in a paging project in India (RPSL) and is currently pursuing additional paging opportunities in Indonesia, Thailand and Taiwan. The Company's partner in STOL is STHL, the Company's partner in SDL. The Company allocated $3,965,000 of the purchase price to participation rights.

        In December 1996, the Company paid $1,600,000 to acquire a 66% equity interest in Protelsa, which has been awarded a national license to provide paging services in Peru and accounted for the acquisition using the purchase method. The Company allocated $1,557,000 of the purchase price to the telecommunication license.

        Minority shareholders' interests in the equity of WDS, STOL and Protelsa as of December 31, 1996 totaled approximately $198,000, $5,315,000 and $172,000, respectively.

(11) REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

        The Company is authorized to issue 23,080,000 shares of preferred stock, of which 21,541,480 are designated redeemable convertible preferred stock, 1,200,000 are designated nonredeemable convertible preferred stock, 338,520 are undesignated, and 26,000,000 shares of common stock, each with a par value of $0.01 per share.

        Nonredeemable convertible preferred stock as of December 31, 1995 and 1996, was comprised of 1,200,000 and 933,200 issued and outstanding shares of Series A preferred stock, respectively. In August 1996, a stockholder of the Company converted 266,800 shares of Series A preferred stock into 266,800 shares of common stock. Series A preferred stock has a liquidation value per share of $.85 and an aggregate liquidation value of $793,000.

        Redeemable convertible preferred stock as of December 31, 1996, was comprised of the following (in thousands except share and per share amounts):

                                        SHARES ISSUED    LIQUIDATION      AGGREGATE
REDEEMABLE CONVERTIBLE     SHARES            AND          VALUE PER      LIQUIDATION
PREFERRED STOCK:         DESIGNATED      OUTSTANDING        SHARE          VALUE
                         ----------      -----------        -----          -----

 Series B .............  1,229,240        1,229,240         .9652           $1,186
 Series C .............  2,460,000        1,762,280        2.3343            4,114
 Series D .............  5,800,000        3,652,960        6.8775           25,123
 Series E .............  3,972,240        3,972,240        6.7365           26,759
 Series F .............  8,080,000        5,356,480        9.3750           50,217
                        ----------       ----------                       --------
                        21,541,480       15,973,200                       $107,399
                        ----------       ----------                       --------
                        ----------       ----------                       --------

                Each series of redeemable preferred stock is being accreted to its respective minimum redemption amount, which is equal to the liquidation value.

        The rights, preferences, and privileges of the holders of preferred stock are as follows:

        -       LIQUIDATION

                In the event of Company liquidation, holders of Series F preferred stock shall be entitled to receive, prior and in preference to the holders of Series A, B, C, D and E preferred stock ("Junior preferred stock") and common stock an amount per share equal to the sum of (i) the product of (A) .50 multiplied by
        (B) the liquidation value per share specified above, as adjusted, and (ii) any declared but unpaid dividends thereon. Holders of Series B, C, D and E preferred stock shall next be entitled to receive an amount per share equal to the sum of (i) the product of
        (A) .55 multiplied by (B) an amount per share of .9193, 2.223, 6.55 and 6.2938, respectively, as adjusted and (ii) any declared but unpaid dividends thereon. Holders of the Junior preferred stock and Series F preferred stock shall next be entitled to receive the product of (1) .50 multiplied by (2) an amount per share of .9193, 2.223, 6.55, 6.55 and 9.375, respectively, as adjusted.

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

        -       DISTRIBUTIONS

                The holders of preferred stock are entitled to receive noncumulative dividends at the same time and on the same basis as holders of common stock when, and if, declared by the Board of Directors. No dividends had been declared through December 31, 1996.

        -       REDEMPTION

                Each share of Series B, C, D, E, and F preferred stock is redeemable at any time on or after December 31, 1998, but within 45 days after the receipt by the Company of a written request from the holders of a majority of the then outstanding shares of Series B, C, D, E and F preferred stock. The Company shall redeem all such shares by paying in cash a sum per share equal to the greater of
        (1) the then fair market value of such share of preferred stock on an as-converted basis, or (2) the redemption value of such share of preferred stock (hereinafter referred to as the redemption price). In the event the assets of the Company are insufficient to effect such redemption in full, the shares of preferred stock not redeemed shall remain outstanding and entitled to all the rights and preferences provided herein.

                In addition to the above redemption, at any time on or after December 31, 2000, but within 45 days after the receipt by the Company of a written request from the majority of the holders of Series F preferred stock, the Company shall redeem all outstanding shares of such stock by paying, in cash, an amount per share equal to the redemption price of such stock.

                Upon the occurrence of a change of control of the Company that is not approved by certain directors designated by the holders of Series F preferred stock, then the holders of a majority of the shares of Series F preferred stock then outstanding shall have the right, by written demand to the Company, to require the Company to redeem immediately all the shares of Series F preferred stock then outstanding, at a price per share equal to the redemption price of the Series F preferred stock.

        -       CONVERSION AND VOTING RIGHTS

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

                Each share of preferred stock has voting rights equal to that of common stock on an "as if converted" basis. The holder of Series E preferred stock is entitled to elect three directors to the Company's Board of Directors, and, for so long as 20% of the shares of Series F preferred stock remain outstanding, the holders of Series F preferred stock are entitled to elect three directors. As of December 31, 1996, the Company had 16,906,400 shares of common stock reserved for the conversion of preferred stock.

PREFERRED STOCK TRANSACTIONS

        -       THE SERIES A AND B FINANCINGS

                In January 1994, each share of then outstanding common stock was converted to an equal number of shares of Series A preferred stock. Concurrently, shares of Series A preferred stock were converted into an equal number of shares of Series B preferred stock.


        -       THE SERIES C FINANCING

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

        -       THE SERIES D FINANCING

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

                In connection with the issuance of bridge notes on April 6, 1995, the Company issued warrants (the "April Bridge Warrants") to purchase 10,720 shares of Series D preferred stock at $6.55 per share. The April Bridge Warrants are outstanding and are exercisable until April 6, 1998 or, if earlier, upon the closing of the Company's initial public offering.

                In July 1995, convertible secured bridge financing notes issued on April 24, 1995 were converted into 1,147,600 shares of Series D preferred stock for an aggregate purchase price of $7,517,000 (a purchase price of $6.55 per share).

                In connection with the Series D Financing, Vanguard loaned $1.8 million to the Company in exchange for two convertible notes in the amount of $900,000 each. Each note was due upon the earlier of April 26, 1996 or the occurrence of certain events which did not occur prior to that date. On April 26, 1996, Vanguard converted both notes including accrued interest into an aggregate of 274,800 shares of Series D Redeemable Convertible preferred stock (see
        Note 6).

        -       THE SERIES E FINANCING

                In July 1995, the Company entered into a merger agreement with Vanguard and VIT, a wholly-owned subsidiary of Vanguard, whereby VIT would merge their international interests in a number of international wireless projects into the Company in exchange for 3,972,240 shares of Series E preferred stock. This merger was completed on December 18, 1995, concurrent with the issuance of Series F preferred stock (see Note 6).

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

        -       THE SERIES F FINANCING

                In connection with the issuance of a note payable to an investor in July 1995, the Company issued for a purchase price of $15,000, a warrant to purchase 32,000 shares of Series F preferred stock at an exercise price of $9.38 per share. The number of shares and the exercise price are subject to adjustment in certain circumstances. The warrant is exercisable until December 18, 1998.

                Concurrent with the July 1995 Financing, for an aggregate purchase price of $72,000, the Company issued warrants to purchase an aggregate of 153,760 shares of Series F preferred stock (not including the warrant issued to Vanguard in connection with the first July 1995 note) at an exercise price of $9.38 per share. All share amounts and the exercise price are subject to adjustment in certain circumstances. The warrants are exercisable until December 18, 1998.

                On August 15, 1995 pursuant to a Note and Warrant Purchase Agreement dated as of August 14, 1995, the Company issued for a purchase price of $50,000 a warrant (the "First Warrant") to purchase 106,680 shares of Series F preferred stock at an exercise price of $9.38 per share, with the number of shares and exercise price subject to adjustment in certain circumstances. The First Warrant is exercisable until December 18, 1998.

                Pursuant to a Loan Agreement dated August 14, 1995 between the Company and an investor, the Company issued a second warrant (the "Second Warrant") to purchase 106,680 shares of Series F preferred stock at an exercise price of $9.38 per share, with the number of shares and the exercise price subject to adjustment in certain circumstances. The Second Warrant is exercisable until the same date, with the date being subject to change in the same circumstances, as the First Warrant.

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

                Pursuant to the Series F Purchase Agreement, the Company agreed to covenants customary in financing transactions of such type, including limits on incurring debt and granting liens and pledges and other negative covenants including limitations on payments, dividends, investments, mergers, asset sales, amendments of its Certificate of Incorporation or Bylaws that would adversely impact the rights of the Series F preferred, changes to its business, changes in control, and sales of equity securities.

WARRANTS

        The Company had the following warrants outstanding as of December 31, 1996:

                                 WARRANTS       EXERCISE
PREFERRED AND COMMON STOCK      OUTSTANDING      PRICE     EXPIRATION
--------------------------      -----------      -----     ----------
Series D preferred ............ 45,880          $6.55     May 6, 1997
Series C preferred ............ 273,440          2.22     May 15, 1997
Series D preferred ............ 393,120          6.55     May 15, 1997
Series D preferred ............ 440              6.55     May 23, 1997
Series D preferred ............ 120              6.55     June 12, 1997
Series C preferred ............ 50,440           2.22     December 18, 1997
Series D preferred ............ 10,760           6.55     April 6, 1998
Series F preferred ............ 399,160          9.38     December 18, 1998
Common stock ..... ............ 2,289,421        0.01     August 15, 2001
                                ---------
                                3,462,781
                                ---------
                                ---------


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

        In January 1994, the Company entered into an agreement to acquire a 70% interest in Corporate Technology Partners ("CTP"), a partnership established to develop a Personal Communications Services ("PCS") business, in exchange for 251,920 shares of common stock in the Company. CTP was owned, in part, by officers of the Company. This agreement was completed on December 18, 1995, concurrent with the issuance of Series F preferred stock. A total of 45,360 of these shares remain in escrow as of December 31, 1996 pending finalization of an ex-employee matter. The Company wrote-off its investment in 1995 as CTP was unsuccessful in obtaining any Federal Communications Commission PCS licenses.

        In October 1994, the Company loaned a Director of the Company, $178,000 to purchase 76,080 shares of common stock at a purchase price of $2.00 per share and 3,920 shares of redeemable convertible Series D preferred stock at a purchase price of $6.55 per share. The note bears interest at 7.69% per annum. Principal and accrued interest are due in October 2004. The note is secured by a pledge of the stock by the Director and is non-recourse to the Director. The note principal is included as a component of stockholders' equity and redeemable convertible preferred stock on the accompanying consolidated balance sheets as of December 31, 1995 and 1996.

 STOCK OPTION/STOCK ISSUANCE PLAN

        During 1994, the Board of Directors adopted the 1994 Stock Option/Stock Issuance Plan (the "Plan") under which incentive stock options may be granted to employees and officers and nonqualified (supplemental) stock options may be granted to employees, officers, directors, and consultants to purchase shares of the Company's common stock. Accordingly, the Company, as of December 31, 1995, had reserved a total of 1,000,000 shares of the Company's common sock for issuance upon the exercise of options granted pursuant to the Plan. Options granted under the Plan generally expire 10 years following the date of grant and are subject to limitations on transfer. During 1996, the Board of Directors approved the amendment to and restatement of the Plan, and authorized this issuance of an additional 1,400,000 shares of common stock thereunder.

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

        The Company has elected to use the intrinsic value-based method of APB Opinion No. 25 to account for the Plan. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for the Plan because the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each option.

        The Company has adopted the pro forma disclosure provisions of SFAS No. 123. Pro forma results may not be representative of the effects on reported net loss for future years. Had compensation cost for the Company's stock-based compensation plans been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company's net loss would be increased to the pro forma amounts indicated below (in thousands):

                                 1995             1996
                                 ----             ----
 Net loss      As reported     $(11,271)        $(35,908)
               Pro forma       $(11,290)        $(36,110)

        Pro forma net loss reflects only options granted in 1995 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts above because compensation cost is reflected over the options' vesting period of 4-5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

        The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing minimum value method model with the following weighted-average assumptions used for granted options in 1995 and 1996, respectively: zero dividend yield; zero expected volatility; risk-free interest rates of 5.91% and 5.88%, respectively; and weighted average expected lives of 2.65 years and 2.04 years, respectively.

        A summary of the status of the Company's Plan as of December 31, 1994, 1995 and 1996 is as follows:


                                          1994              1995                1996
                                    ----------------  ----------------- --------------------
                                            WEIGHTED           WEIGHTED             WEIGHTED
                                            AVERAGE            AVERAGE              AVERAGE
                                            EXERCISE           EXERCISE             EXERCISE
                                    SHARES   PRICE     SHARES    PRICE     SHARES     PRICE
                                    ------- -------    ------  --------    ------   --------
Outstanding at beginning of year          -   $   -    761,920   $0.41     881,920   $1.51
Granted                             761,920    0.41    160,000    6.41   1,142,000    8.43
Exercised                                 -      -           -       -     (41,920)   0.25
Canceled                                  -      -     (40,000)   0.25           -       -
                                    -------            -------           ---------
Outstanding at end of year          761,920    0.41    881,820    1.51   1,982,000    5.52
                                    -------            -------           ---------
                                    -------            -------           ---------
Options exercisable at end of year        -            433,001             568,080

Shares available for grant          238,080            118,080             376,080

Weighted average fair value of
 options granted during the year                         $0.90               $0.93


        The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                       OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                     -----------------------             --------------------
                                   WEIGHTED
                                    AVERAGE    WEIGHTED              WEIGHTED
                      NUMBER OF    REMAINING    AVERAGE   NUMBER OF   AVERAGE
RANGES OF            OUTSTANDING  CONTRACTUAL  EXERCISE  OUTSTANDING  EXERCISE
EXERCISE PRICE         OPTIONS       LIFE       PRICE     OPTIONS      PRICE
--------------       -----------  -----------  --------  -----------  --------
$0.25                   612,000      7.36      $  0.25    460,331     $0.25
From $2.00 to $2.50      68,000      6.55         2.09     42,750      2.08
From $6.25 to $9.38   1,302,000      8.05         8.18     64,999      6.40
                      ---------                           -------
From $0.25 to $9.38   1,982,000      7.78         5.52    568,080      1.09
                      ---------                           -------
                      ---------                           -------

(12) INCOME TAXES

        The Company has incurred net losses since inception and has not recorded any provision for income taxes. The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 34% to net loss before income taxes and the actual provision for income taxes as of December 31, 1994, 1995, and 1996 follows (in thousands):


                                                     1994         1995            1996
                                                    -----         ----            ----
Income tax (benefit) at statutory rate ..........   $(851)       $(3,832)       $(12,208)
License amortization ............................       -            341             302
Other ...........................................       -              -              18
Net operating loss and temporary differences
 for which no tax benefit was recognized ........     851          3,791          11,888
                                                    -----        -------        --------
                                                    $   -        $     -        $      -
                                                    -----        -------        --------
                                                    -----        -------        --------

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1995 and 1996 are as follows (in thousands):



                                                                   1995        1996
                                                                   ----        ----
Deferred tax assets:
 Loss carryovers and deferred start-up expenditures ............  $4,642      $12,788
 Equity in foreign investments .................................       -          501
                                                                  ------      -------
    Total gross deferred tax assets ............................   4,642       13,289
    Less valuation allowance ...................................    (655)      (9,948)
                                                                  ------      -------
       Total deferred tax assets ...............................   3,987        3,341

Deferred tax liabilities:
 Fixed assets ..................................................       -         (153)
 Equity in foreign investments .................................  (3,987)           -
 License fees ..................................................       -       (3,103)
 Debt issuance costs ...........................................       -          (85)
                                                                  ------      -------
       Total deferred tax liabilities ..........................  (3,987)      (3,341)
                                                                  ------      -------
       Net deferred tax assets .................................  $    -      $     -
                                                                  ------      -------
                                                                  ------      -------

        Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The valuation allowances as of December 31, 1995 and 1996 were $655,000 and $9,948,000, respectively. The net changes in valuation allowance during 1995 and 1996 was a decrease of $705,000 for 1995 and an increase of $9,293,000 for 1996.

        As of December 31, 1996, the Company has cumulative U.S. federal net operating losses of approximately $26,300,000, which can be used to offset future income subject to federal income taxes. The federal tax loss carryforwards will expire from 2008 through 2011. The Company has cumulative California net operating losses of approximately $17,800,000, which can be used to offset future income subject to California income taxes. The California tax loss carryforwards will expire from 1998 through 2001.

        The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" as defined. Most of the U.S. federal and California net operating loss carryforwards are subject to limitation as a result of these restrictions. The ownership change restrictions are not expected to impair the Company's ability to utilize the affected carryforward items. If there should be a subsequent ownership change, as defined, of the Company, its ability to utilize its carryforwards could be reduced.

        The Company's foreign subsidiaries have aggregate net operating losses of approximately $2,130,000. The foreign loss carryovers expire over periods varying from six years to indefinitely.

(13) COMMITMENTS AND CONTINGENCIES

LEASE AND OTHER COMMITMENTS

        The Company and its consolidated subsidiaries lease their facilities and certain equipment under noncancelable operating lease agreements expiring through 2001. Future minimum lease payments due under noncancelable operating leases total approximately $768,000, $705,000, $637,000, $605,000 and
$573,000 in 1997 through 2001, respectively.

        Total rent expense was approximately $47,000, $60,000 and $324,000 for the years ended December 31, 1994, 1995, and 1996, respectively.

        In October 1996, SRC entered into a contract with Nokia Telecommunications Oy to acquire approximately $12.3 million of trunking equipment and related services in six phases. It is anticipated that this contract will be assigned to Via 1 upon the legal formation of the joint venture, which is anticipated to occur during the second quarter of 1997.

CAPITAL CONTRIBUTIONS

        In order to protect the Company's investments in affiliates from ownership dilution, the Company has committed to make additional capital contributions to the LWBs as needed. During 1997, the Company anticipates making additional investments in various operating and nonoperating companies totaling $24,597,000.

 NOTE PAYABLE

        The Company was jointly and severally liable on a $16,000,000 note payable to an unrelated party in connection with its RHP investment. The note bore interest at 6.95% with principal and interest due October 10, 1996. The Company had recorded its pro rata share of this note on the accompanying consolidated balance sheet. In October 1996, the Company paid its $4,000,000 pro rata share of this note, plus $278,000 of accrued interest and the other shareholders of RHP paid their pro rata share.

CONTINGENT LIABILITY OF CONSOLIDATED SUBSIDIARY

        During 1996, the Company entered into an agreement with the major supplier of TeamTalk, agreeing to a moratorium on payments for work performed prior to April 30, 1996. Subsequent to the agreement, invoices relating to assets purchased prior to the cut-off period were submitted by the supplier and are currently in dispute by TeamTalk. TeamTalk has not recognized any liability pertaining to those invoices. The Company and TeamTalk expect to resolve this matter without any material adverse consequence.

GUARANTEE OF DEBT OF EQUITY INVESTEE

         In connection with a Malaysian Ringgit 91,000,000 (approximately $35,968,000 as translated using effective exchange rates at December 31,
1996) senior credit facility with a Malaysian bank obtained by the Company's 30% equity investee, STW, the Company along with other STW shareholders, executed a financial "keep well" covenant pursuant to which they have agreed
(i) to ensure that STW will remain solvent and be able to meet its financial liabilities when due and (ii) to ensure that the project is timely completed and to make additional debt and equity investments in STW to meet cost overruns. The loan is repayable by STW in eleven semi-annual installments beginning October 8, 1997. The Company and other STW shareholders have separately executed an agreement, whereby each shareholder has agreed to share in the liability on a pro rata basis in relation to their interest in STW. In the event that the bank were to seek repayment from the STW shareholders and the other shareholders were unable to honor their pro rata share in the liability, the Company might be liable for the full amount of the outstanding amount of the loan. As of December 31, 1996, the balance on this loan was Ringgit 91,000,000 or $35,968,000.

        The Company does not believe it is practicable to estimate the fair value of the guarantee and does not believe exposure to loss is likely. Accordingly, no provision has been made in the accompanying consolidated financial statements.

        The Company, indirectly through its affiliate, New Zealand Wireless Limited, owns 15% of PT Mobilkom Telekomindo (Mobilkom). Mobilkom expects to fund the continued buildout of its network and the acquisition of subscriber terminals primarily through a seven-year $50 million revolving/reducing credit facility which it has obtained from a syndicate of Thai banks. Borrowings under the credit facility bear interest at a floating rate based on LIBOR and are secured by substantially all of Mobilkom's assets and a pledge of all the capital stock held by the Company and Mobilkom's other shareholders. Another Mobilkom shareholder has guaranteed borrowings of up to $25 million under the credit facility. As of December 31, 1996, borrowings of approximately $20,210,000 were outstanding under this facility.

        The Company indirectly owns a 19.8% equity interest in PT Mobile Selular Indonesia ("Mobisel"), a provider of cellular services in Indonesia through its 28.3% ownership in RHP. Mobisel has obtained a six-year $60 million credit facility from Nissho Iwai International (Singapore) Pte. Ltd. ("Nissho Iwai") to finance the construction of its network. Borrowings under the credit facility bear interest at a floating rate based on LIBOR and are secured by all of Mobisel's assets and a pledge of all the capital stock held by RHP and Mobisel's other shareholders. RHP has also guaranteed the credit facility. As of December 31, 1996, borrowings of approximately $60 million were outstanding under this facility.

(14) GEOGRAPHIC INFORMATION

        Information about the Company's consolidated operations in different geographic areas for the three years ended December 31, 1994, 1995 and 1996 is as follows (in thousands):

                                     1994       1995        1996
                                     ----       ----        ----
 Revenues:
       Latin America .............       $-        $-         $-
        Southeast Asia ...........        -         -          -
        Pacific and Far East .....        -         -        869
        United States ............        -         -          -
                                    -------- ---------  ---------
                                         $-         $-      $869
                                    -------- ---------  ---------
                                    -------- ---------  ---------

 Operating loss:
        Latin America ...........        $-     $(154)   $(3,844)
        Southeast Asia ..........         -         -       (692)
        Pacific and Far East ....         -    (3,756)   (13,717)
        United States ...........    (2,481)   (6,211)   (11,667)
                                    -------- ---------  ---------
                                    $(2,481) $(10,121)  $(29,920)
                                    -------- ---------  ---------
                                    -------- ---------  ---------

 Identifiable assets:
        Latin America ...........    $2,157  $ 13,017    $19,712
        Southeast Asia ..........        10     5,658      6,541
        Pacific and Far East ....     3,429    50,017    104,966
        United States ...........    12,828    26,951     38,139
                                    -------- ---------  ---------
                                    $18,424   $95,643   $169,358
                                    -------- ---------  ---------
                                    -------- ---------  ---------



        The Company's consolidated operations in Latin America are in Brazil and Peru. The Company's consolidated operations in Southeast Asia are in Pakistan. The Company's consolidated operations in Pacific and Far East are in New Zealand and China. The Company's equity method and cost investees are included in the geographic areas in which principal operations exist or will exist (see Note 5).

(15) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying value of the Company's cash and cash equivalents, notes receivable from and advances to affiliates, accounts payable and accrued expenses, notes payable to related party and note payable approximates the fair market value due to the relatively short maturity of these instruments. The fair value of other financial instruments is described below.

        The following methods and assumptions were used to estimate the fair value of each category of financial instruments for which it is practicable to estimate that value:

        INVESTMENT IN AFFILIATE HELD FOR SALE -- The fair value of this instrument is determined by management to be the same as its carrying amount.

        INVESTMENTS IN AFFILIATES CARRIED ON THE COST METHOD -- The fair value of these instruments is estimated based upon recent transactions in this portfolio (see Note 5).

        LONG-TERM DEBT, NET -- The fair value of the Exchange Notes was estimated by management to be the same as the carrying amount as no change in prevailing interest rates had occurred since the August 1996 issuance of the Notes.

        The estimated fair values of the Company's financial assets (liabilities) as of December 31 are summarized as follows (in thousands):

                                                      1996
                                              ---------------------
                                              CARRYING    ESTIMATED
                                               AMOUNT     FAIR VALUE
                                              --------    ----------
Investment in affiliate held for sale ....     $2,062       $2,062
Investment in affiliates carried on
 the cost method .........................      2,926        3,833
Long-term debt, net ......................    (75,466)     (75,466)


(16) SUBSEQUENT EVENTS

        In January 1997, STOL acquired an additional 9% of RPSL for
$2,100,000.

        In March 1997, the Company loaned $3,500,000 to SDL. The loan, in the form of a promissory note, accrues interest at 9% per annum and is due upon written demand by the Company.

        As discussed above, the holders of the Warrants issued in connection with the Debt Offering are entitled to purchase 11.638 shares of common stock per Warrant, representing in the aggregate approximately 10.0% of the outstanding stock of the Company on a fully-diluted basis as of August 15, 1996 (see Note 9). In the event that a qualified initial public offering of common stock in which the Company raises at least $50 million in net cash proceeds does not occur on or prior to May 15, 1997, each unexercised Warrant will entitle the holder thereof to purchase an additional 2.645 shares of common stock. On March 27, 1997, the Board of Directors determined, based on discussions with the Company's prospective underwriters, that it was unlikely that the Company will complete such an offering on or prior to May 15, 1997.

        The Company was not in compliance with its bond indenture covenants to submit audited consolidated financial statements and a compliance certificate within 90 days of the Company's fiscal year end. The Trustee has indicated that it would not consider this matter to be an event of default and that such noncompliance is curable upon the delivery of this document and the compliance certificate to the Trustee prior to April 30, 1997.

                          INDEPENDENT AUDITORS' REPORT
Report No. 27181S
THE BOARD OF DIRECTORS AND STOCKHOLDERS
PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
     We have audited the consolidated balance sheets of PT Rajasa Hazanah Perkasa and Subsidiary as of December 31, 1995 and 1996, and the related consolidated statements of income and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audit in accordance with auditing standards established by the Indonesian Institute of Accountants, which are substantially similar to the generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PT Rajasa Hazanah Perkasa and Subsidiary as of December 31, 1995 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the Republic of Indonesia.
     Generally accepted accounting principles in Indonesia vary in certain respects with those in the United States of America. A description of the significant differences between those two generally accepted accounting principles and the approximate effects of those differences on net income and stockholders' equity are set forth in Notes 22 and 23 to the consolidated financial statements.
                                   PRASETIO, UTOMO & CO.
Drs M.P. Sibarani
License No. SI.570/MK.17/1993
March 24, 1997
                                      F-59

                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1995 AND 1996

                                                                                1995
                                                                             (RESTATED)
                                                                            (SEE NOTE 2)                     1996
                                                               NOTES             RP                 RP           U.S. $ (NOTE 3)
ASSETS
CURRENT ASSETS
Cash and cash equivalents................................      2,4,9,13      5,543,708,243     15,676,909,861        6,578,645
Accounts receivable
  Trade -- net of allowance for doubtful accounts of Rp
     568,483,998 in 1995 and Rp 7,600,569,741 in 1996....      2,5,9,13      2,617,547,345      5,099,085,512        2,139,776
  Others.................................................                       79,039,898        681,504,236          285,986
Inventories -- net of allowance for obsolescence of Rp
  3,858,732,612 in 1995 and Rp 2,282,225,057 in 1996.....         2,6,9      3,462,954,359      1,316,129,149          552,299
Prepaid taxes............................................                      296,370,438          2,404,474            1,008
Prepaid expenses.........................................             2        270,883,931      3,341,430,541        1,402,195
Advances.................................................            19                 --      5,704,584,928        2,393,867
Total Current Assets.....................................                   12,270,504,214     31,822,048,701       13,353,776
PROPERTY AND EQUIPMENT...................................   2,7,9,13,19
Cost                                                                        51,107,776,543    109,776,610,466       46,066,559
Accumulated depreciation.................................                   (2,491,591,496)    (7,180,710,614)      (3,013,307)
Net Book Value...........................................                   48,616,185,047    102,595,899,852       43,053,252
OTHER ASSETS
Advance for purchase of equipment........................             8                 --     45,064,135,670       18,910,673
Long-term prepayments....................................             2        410,858,052      4,390,264,725        1,842,327
Claims for tax refund....................................                               --      1,001,401,054          420,227
Refundable deposits......................................                      160,401,084        756,401,377          317,416
Preoperating expenses....................................             2         55,000,000         29,000,000           12,170
Total Other Assets.......................................                      626,259,136     51,241,202,826       21,502,813
Total Assets.............................................                   61,512,948,397    185,659,151,379       77,909,841
LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
CURRENT LIABILITIES
Short-term loans.........................................             9      9,475,366,558     15,485,200,000        6,498,196
Accounts payable
  Trade..................................................            10        564,424,841     11,585,958,918        4,861,921
  Others.................................................            11     15,094,628,251         73,413,519           30,807
Taxes payable............................................          2,12      4,923,954,854      8,716,465,563        3,657,770
Accrued expenses.........................................                    1,683,945,836     17,950,552,254        7,532,754
Current maturities of long-term debts....................            13      8,638,028,690      1,809,565,256          759,364
Total Current Liabilities................................                   40,380,349,030     55,621,155,510       23,340,812
LONG-TERM DEBTS -- NET OF CURRENT MATURITIES.............            13      2,291,291,579    143,010,194,291       60,012,671
DUE TO STOCKHOLDERS......................................          2,14                 --      6,003,518,250        2,519,311
MINORITY INTEREST IN EQUITY OF CONSOLIDATED SUBSIDIARY...                   12,150,167,821      2,953,733,963        1,239,502
STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Capital stock -- Rp 1,000,000 par value
  Authorized and issued -- 25,000 shares.................            15     25,000,000,000     25,000,000,000       10,490,978
Deficit..................................................                  (18,308,860,033)   (46,929,450,635)     (19,693,433)
Total Stockholders' Equity (Capital Deficiency)..........                    6,691,139,967    (21,929,450,635)      (9,202,455)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(CAPITAL DEFICIENCY).....................................                   61,512,948,397    185,659,151,379       77,909,841

          See accompanying Notes to Consolidated Financial Statements which are an integral part of the consolidated financial statements.
                                      F-60

                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME AND DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996

                                                                                1995
                                                                             (RESTATED)
                                                                            (SEE NOTE 2)                     1996
                                                                  NOTES          RP                 RP           U.S. $ (NOTE 3)
REVENUES.......................................................    2,16     16,812,363,798     24,469,261,033       10,268,259
COST OF REVENUES...............................................    2,17      7,831,126,477     27,290,182,329       11,452,028
GROSS PROFIT (LOSS)............................................              8,981,237,321     (2,820,921,296)      (1,183,769)
OPERATING EXPENSES.............................................             11,777,729,953     25,209,636,409       10,578,949
LOSS FROM OPERATIONS...........................................             (2,796,492,632)   (28,030,557,705)     (11,762,718)
OTHER INCOME (CHARGES)
Interest income................................................                403,155,251      2,029,190,074          851,527
Interest expense...............................................             (4,813,937,236)    (8,750,900,607)      (3,672,220)
Loss on foreign exchange -- net................................       2       (507,805,347)    (2,555,505,519)      (1,072,390)
Gain (loss) on disposal of property and equipment -- net.......       2        344,054,448       (113,865,638)         (47,782)
Miscellaneous -- net...........................................              2,971,641,507       (395,385,065)        (165,919)
Other Charges -- Net...........................................             (1,602,891,377)    (9,786,466,755)      (4,106,784)
LOSS BEFORE PROVISION FOR INCOME TAX...........................             (4,399,384,009)   (37,817,024,460)     (15,869,502)
PROVISION FOR INCOME TAX.......................................      12      4,173,487,000                 --               --
LOSS BEFORE MINORITY INTEREST..................................             (8,572,871,009)   (37,817,024,460)     (15,869,502)
MINORITY INTEREST IN NET LOSS OF SUBSIDIARY....................                326,750,179      9,196,433,858        3,859,183
NET LOSS.......................................................             (8,246,120,830)   (28,620,590,602)     (12,010,319)
DEFICIT AT BEGINNING OF YEAR...................................            (10,062,739,203)   (18,308,860,033)      (7,683,114)
DEFICIT AT END OF YEAR.........................................            (18,308,860,033)   (46,929,450,635)     (19,693,433)

          See accompanying Notes to Consolidated Financial Statements which are an integral part of the consolidated financial statements.
                                      F-61

                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996

                                                                               1995
                                                                            (RESTATED)
                                                                           (SEE NOTE 2)                     1996
                                                                                RP                 RP           U.S. $ (NOTE 3)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...............................................................    (8,246,120,830)   (28,620,590,602)     (12,010,319)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation.........................................................       786,350,586      7,096,919,730        2,978,145
  Provision for doubtful accounts......................................        62,739,169      8,102,437,967        3,400,100
  Provision for inventory obsolescence.................................     2,967,643,196     (1,576,507,555)        (661,564)
  Minority interest in net loss of consolidated subsidiary.............      (326,750,179)    (9,196,433,858)      (3,859,183)
  Amortization of deferred charges.....................................     4,819,331,622                 --               --
  Amortization of preoperating expenses................................                --         29,000,000           12,170
  Loss (gain) on disposal of property and equipment....................      (344,054,448)       113,865,638           47,782
  Changes in operating assets and liabilities:
     Accounts receivable...............................................       196,000,856    (11,186,440,472)      (4,694,268)
     Inventories.......................................................       348,812,887      3,751,126,484        1,574,119
     Prepaid taxes.....................................................      (232,806,380)       383,684,761          161,009
     Prepaid expenses..................................................      (164,817,811)    (7,139,672,080)      (2,996,086)
     Advances..........................................................                --     (5,704,584,928)      (2,393,867)
     Refundable deposits...............................................      (160,401,084)      (596,000,293)        (250,105)
     Claims for tax refund.............................................                --     (1,001,401,054)        (420,227)
     Advance for purchase of equipment.................................                --    (45,064,135,670)     (18,910,674)
     Accounts payable..................................................    10,709,592,486     (3,999,680,655)      (1,678,422)
     Taxes payable.....................................................    (3,402,494,577)     3,792,510,709        1,591,486
     Accrued expenses..................................................    (5,876,403,564)    16,266,606,418        6,826,104
Net Cash Used in Operating Activities..................................     1,136,621,929    (74,549,295,460)     (31,283,800)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposals of property and equipment......................       498,794,393        209,161,024           87,772
Acquisitions of property and equipment.................................    (6,259,361,352)   (61,427,454,916)     (25,777,362)
Addition in preoperating expenses......................................       (55,000,000)        (3,000,000)          (1,259)
Addition in deferred charges...........................................    38,150,067,797                 --               --
Increase in minority interest..........................................    12,476,918,000                 --               --
Net Cash Provided by (Used in) Investing Activities....................    44,811,418,838    (61,221,293,892)     (25,690,849)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in long-term debts.................................   (16,727,237,705)   133,890,439,278       56,185,665
Increase (decrease) in short-term loans................................    (6,347,377,490)     6,009,833,442        2,521,961
Decrease in due to stockholders........................................   (52,342,326,140)     6,003,518,250        2,519,311
Proceeds from capital stock issuance...................................    24,000,000,000                 --               --
Decrease in due from stockholders......................................     4,041,764,800                 --               --
Net Cash Provided by (Used in) Financing Activities....................   (47,375,176,535)   145,903,790,970       61,226,937
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................    (1,427,135,768)    10,133,201,618        4,252,288
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.........................     6,970,844,011      5,543,708,243        2,326,357
CASH AND CASH EQUIVALENTS AT END OF YEAR...............................     5,543,708,243     15,676,909,861        6,578,645

          See accompanying Notes to Consolidated Financial Statements which are an integral part of the consolidated financial statements.
                                      F-62

                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
     PT Rajasa Hazanah Perkasa (the Company) was established on December 17, 1984 based on notarial deed No. 22 of Pariwondo Soekarno SH. The deed of establishment was approved by the Ministry of Justice (MOJ) in its decision letter No. C2-2666-HT.01.01.TH'85 dated May 8, 1985, registered at the South Jakarta Court of Justice under No. 503/Not/1985/PN.JKT.SEL on July 24, 1985 and was published in the State Gazette No. 82, Supplement No. 1199 dated October 14, 1986. The Company's articles of association have been amended from time to time, most recently by notarial deed No. 106 of Sinta Susikto SH dated January 24, 1997 (see Note 15).
     According to Article No. 3 of the Company's articles of association, the Company is engaged in supplying non-wire telecommunication services and installing and operating domestic telephone lines.
     The Company changed its status to foreign capital investment based on the approval of Investment Coordinating Board No. 22/V/PMA/1995 dated May 26, 1995 and No. 1226/A.6/1995 dated September 28, 1995.
     On November 30, 1995, as covered by notarial deed No. 210 dated November 30, 1995 of Sinta Susikto SH, the Company, PT Telekomunikasi Indonesia (Telkom) and Yayasan Dana Pensiun Pegawai Telkom (YDPP Telkom) established a joint venture company named PT Mobile Selular Indonesia (Mobisel). In accordance with the joint venture agreement, the Company transferred network assets to Subsidiary as capital contribution.
     Under existing regulation, Subsidiary can only operate upon the approval of its articles of associations by MOJ. As such, the following arrangements and conditions are adopted with respect to the transfer and assumption of the operations of, and recognition and sharing of revenues being generated from, the above-mentioned assets transferred to Subsidiary:
     a. The operations of the network assets will be transferred to and assumed by Subsidiary effective on the 20th day of the month of approval of its articles of association by MOJ, with the condition that if the approval is made exactly on the 20th day of the said month, then the transfer shall be effective on that date.
     b. Revenues generated from the operations of the transferred assets can only be recognized by Subsidiary starting from the effectivity date of the transfer being referred to in point (a). Prior to the said date, all revenues generated are recognized by the Company.
     c. The revenue sharing agreement between Telkom and the Company covering the transferred assets is still valid as long as the condition in point (a) is not yet fulfilled.
     The Company, as a joint venture company, was granted an approval in principle to engage in providing facilities for mobile cellular phone services by the Ministry of Tourism, Posts and Telecommunications of the Republic of Indonesia on April 28, 1995, based on the letter No. PB.301/1/25/MPPT-95. Government Regulation No. 8 of 1993, which governs the Provision of Telecommunications Services, stipulates that the establishment of cooperation which aims to provide basic telecommunications services can be in the form of joint venture, joint operation or contract management. The said regulation further provides that entities cooperating with the domestic and/or international telecommunications organizing bodies must use the organizing bodies' existing telecommunications networks. If the telecommunications networks are not available, the government regulation requires that the cooperation shall be in the form of a joint venture capable of constructing the necessary networks.
     According to Article 3 of Subsidiary's articles of association, the scope of activities of Subsidiary comprises operating and providing facilities for Mobile Cellular Phone Services (Jasa Sambungan Telepon Bergerak Selular) in accordance with existing laws.
     Subsidiary's deed of establishment was approved by MOJ in its decision letter No. C2-1238.HT.01.01-TH'96 dated January 31, 1996. Accordingly, the Company is still entitled to the pulse sharing revenue until February 20, 1996.
                                      F-63

                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF CONSOLIDATED FINANCIAL STATEMENTS
     The consolidated financial statements have been prepared on the historical cost basis of accounting, except for inventory which are valued at the lower of cost or net realizable value (market).
PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of the Company and its 70% owned Subsidiary, PT Mobile Selular Indonesia (Mobisel). Mobisel was legally established on January 31, 1996. In recognition of its change in legal status as explained in Note 1 and for comparative purposes, the Company restated the 1995 accounts previously reported as if Subsidiary was legally established in 1995 and accordingly consolidated in 1995.
     All significant intercompany accounts and transactions have been eliminated.
CASH EQUIVALENTS
     Time deposits with maturities of three months or less at the time of placement or purchase are considered as "Cash Equivalents".
ALLOWANCE FOR DOUBTFUL ACCOUNTS
     Allowance are provided for doubtful accounts based on a review of the status of the individual receivable accounts at the end of the year.
PREPAID EXPENSES
     Prepaid expenses are amortized over the periods benefited using the straight-line method. Prepaid expenses which benefited more than one year are classified in "Other Assets -- Long-term Prepayments".
INVENTORIES
     Inventories are stated at the lower of cost or net realizable value (market). Cost is determined by the first-in, first-out method. The Company provides an allowance for obsolescence on inventories based on a periodic review of their condition.
TRANSACTIONS WITH RELATED PARTIES
     The Company and its Subsidiary have transactions with entities which are regarded as having special relationship as defined under Statement of Financial Accounting Standards No. 7, "Related Party Disclosures".
PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost less accumulated depreciation. The Company and its Subsidiary use double-declining balance method and straight-line methods, respectively, for computing the depreciation, based on the estimated useful lives of the assets as follows:

                                                                                      YEARS
Vehicles...........................................................................    2-4
Furniture and fixtures.............................................................    2-4
Building improvements..............................................................      4
Computer equipment.................................................................      4
Cellular mobile telephones.........................................................      4
Machinery and equipment............................................................      4
Maintenance and installer equipment................................................      4
Telecommunication network..........................................................      7

                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued
     Telecommunication network represents capitalized system costs for the development of the Subsidiary's cellular mobile telephone systems. This includes the costs of the construction, direct labor cost spent on the construction, and interest on loans used to finance the construction. Capitalization of interest ceases when the construction is completed and ready for its intended use.
     The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. When assets are retired or otherwise disposed of, their costs and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period.
CONSTRUCTION IN PROGRESS
     Construction in progress is stated at cost. The accumulated costs are reclassified to the appropriate property and equipment accounts when the construction is completed and ready for its intended use.
PREOPERATING EXPENSES
     Preoperating expenses are amortized over three years up to 1998, in accordance with the Statement of Financial Accounting Standards No. 6, "Accounting and Reporting for a Development Stage Company".
REVENUE AND EXPENSE RECOGNITION
     Revenue is recorded as earned when products are delivered to the customers or when services are rendered. Expenses are recognized when they are incurred.
     Revenue is obtained from three primary sources:
      -- connecting fee for each new line sold
      -- pulse-sharing
      -- sales, repair, maintenance and rental of outstations and accessories FOREIGN CURRENCY TRANSACTIONS AND BALANCES
     Transactions involving foreign currencies are recorded at the rates of exchange prevailing at the time the transactions are made. At the balance sheet date, assets and liabilities denominated in foreign currencies are adjusted to reflect the middle rate of Bank Indonesia prevailing at such date and the resulting gains or losses are credited or charged to operations of the current year.
PROVISION FOR INCOME TAX
     Provision for income tax is determined on the basis of estimated taxable income for the year. No deferred tax is provided for the timing differences in the recognition of income and expenses in the financial statements for financial reporting and income tax purposes.
3. TRANSLATIONS OF INDONESIAN RUPIAH AMOUNTS INTO UNITED STATES DOLLAR AMOUNTS The financial statements are stated in Indonesian rupiah. The translations of Indonesian rupiah amounts into United States dollars are included solely for the convenience of the readers, using the average buying and selling rates published by Bank Indonesia (Central Bank) on December 31, 1996 of Rp 2,383 to U.S.$ 1. The convenience translations should not be construed as representations that the Indonesian rupiah amounts have been, could have been, or could in the future be, converted into United States dollars at this or any other rate of exchange.
                                      F-65

                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
4. CASH AND CASH EQUIVALENTS
     Cash and cash equivalents consist of the following:

                                                                                             1995
                                                                                          (RESTATED)
                                                                                         (SEE NOTE 2)               1996
Cash on hand.......................................................................     Rp     22,438,597     Rp      28,161,045
Cash in banks......................................................................           830,916,549         10,169,998,816
Cash equivalents
  Time deposits, with annual interest rates ranging from 4.5% -- 6.06% for U.S.
  Dollar time deposit and 17% for Rupiah time deposit..............................         4,690,353,097          5,478,750,000
Total..............................................................................     Rp  5,543,708,243     Rp  15,676,909,861

     A portion of cash and cash equivalents amounting to Rp 4,740,770,937 and Rp 3,009,678,457 as of December 31, 1995 and 1996, respectively, are used as collateral for the short-term loans and long-term debts (see Notes 9 and 13).
5. ACCOUNTS RECEIVABLE -- TRADE
     The details of this account are as follows:

                                                                                             1995
                                                                                          (RESTATED)
                                                                                         (SEE NOTE 2)               1996
Pulse revenue receivables..........................................................     Rp  2,579,752,929     Rp  12,093,378,485
Outstation receivables.............................................................           606,278,414            606,276,768
Total..............................................................................         3,186,031,343         12,699,655,253
Less allowance for doubtful accounts...............................................           568,483,998          7,600,569,741
Net................................................................................     Rp  2,617,547,345     Rp   5,099,085,512

     Trade receivables are used as collaterals to secure the short-term loans and long-term debts (see Notes 9 and 13).
6. INVENTORIES
     Inventories consist of the following:

                                                                                            1995
                                                                                         (RESTATED)
                                                                                        (SEE NOTE 2)               1996
Cellular mobile telephones........................................................     Rp  5,009,533,582      Rp  1,342,094,659
Optional equipment................................................................         2,286,941,570          2,256,259,547
Mobile telephones in transit......................................................            25,211,819                     --
Total.............................................................................         7,321,686,971          3,598,354,206
Less allowance for obsolescence...................................................        (3,858,732,612)        (2,282,225,057)
Net...............................................................................     Rp  3,462,954,359      Rp  1,316,129,149

     Certain inventories are used as collateral to secure certain short-term loans (see Note 9).
     Allowance for inventory obsolescence is made for non-moving inventory of old and out-modelled mobile telephone equipment.
                                      F-66

                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
7. PROPERTY AND EQUIPMENT
     The details of property and equipment are as follows:

                      1995                             BEGINNING                                                ENDING
                   (RESTATED)                           BALANCE          ADDITIONS         DEDUCTIONS          BALANCE
                  (SEE NOTE 2)                            RP                 RP                RP                 RP
Cost
Vehicles.........................................     2,452,282,407        739,187,868       710,052,795      2,481,417,480
Furniture and fixtures...........................       403,108,997        121,921,924         2,276,940        522,753,981
Building improvements............................       474,708,473                 --                --        474,708,473
Computer equipment...............................       513,888,700        137,193,300        41,667,500        609,414,500
Cellular mobile telephones.......................       325,786,242                 --       146,149,131        179,637,111
Machinery and equipment..........................       203,951,126          1,035,000                --        204,986,126
Construction in progress.........................    41,374,835,612      5,260,023,260                --     46,634,858,872
Total............................................    45,748,561,557      6,259,361,352       900,146,366     51,107,776,543
Accumulated Depreciation
Vehicles.........................................     1,654,460,019        519,139,456       676,943,561      1,496,655,914
Furniture and fixtures...........................       234,032,459         62,877,847         1,759,910        295,150,396
Building improvements............................       261,340,006         53,342,117                --        314,682,123
Computer equipment...............................       149,419,287         96,819,502        18,620,970        227,617,819
Cellular mobile telephones.......................        68,304,517         21,353,642        48,081,980         41,576,179
Machinery and equipment..........................        83,091,043         32,818,022                --        115,909,065
Total............................................     2,450,647,331        786,350,586       745,406,421      2,491,591,496
Net Book Value...................................    43,297,914,226                                          48,616,185,047

                                                       BEGINNING                                                ENDING
                                                        BALANCE          ADDITIONS         DEDUCTIONS          BALANCE
                      1996                                RP                 RP                RP                 RP
Cost
Vehicles.........................................     2,481,417,480      2,429,220,000     1,198,837,868      3,711,799,612
Furniture and fixtures...........................       522,753,981        428,694,854       300,167,427        651,281,408
Building improvements............................       474,708,473                 --       474,708,473                 --
Computer equipment...............................       609,414,500        668,892,120       423,421,488        854,885,132
Cellular mobile telephones.......................       179,637,111                 --       179,637,111                 --
Machinery and equipment..........................       204,986,126                 --       181,848,626         23,137,500
Maintenance and installer equipment..............                --        131,800,000                --        131,800,000
Telecommunication network........................                --     45,916,993,858                --     45,916,993,858
Construction in progress.........................    46,634,858,872     57,754,810,761    45,902,956,677     58,486,712,956
Total............................................    51,107,776,543    107,330,411,593    48,661,577,670    109,776,610,466
Accumulated Depreciation
Vehicles.........................................     1,496,655,914        678,632,031     1,025,531,138      1,149,756,807
Furniture and fixtures...........................       295,150,396        209,480,847       300,167,427        204,463,816
Building improvements............................       314,682,123        160,026,350       474,708,473                 --
Computer equipment...............................       227,617,819        359,585,023       423,421,488        163,781,354
Cellular mobile telephones.......................        41,576,179         18,953,045        60,529,224                 --
Machinery and equipment..........................       115,909,065         30,671,297       123,442,862         23,137,500
Maintenance and installer equipment..............                --          2,745,834                --          2,745,834
Telecommunication network........................                --      5,636,825,303                --      5,636,825,303
Total............................................     2,491,591,496      7,096,919,730     2,407,800,612      7,180,710,614
Net Book Value...................................    48,616,185,047                                         102,595,899,852

                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
7. PROPERTY AND EQUIPMENT -- Continued
     Depreciation charged to operations amounted to Rp 786,350,586 and Rp 7,096,919,730 for the year ended December 31, 1995 and 1996, respectively. The Company's property and equipment are used as collateral to the short-term loans and long-term debts (see Notes 9 and 13).
8. ADVANCES FOR PURCHASE OF EQUIPMENT
     This account represents deposits in Deutsche Bank to secure letters of credit issued for purchase of certain equipment.
9. SHORT-TERM LOANS
     This account represents loans obtained from the following:

                                                                                             1995
                                                                                          (RESTATED)
                                                                                         (SEE NOTE 2)               1996
Nissho Iwai........................................................................     Rp             --     Rp  10,485,200,000
PT Bank Umum Servitia..............................................................                    --          5,000,000,000
PT Bank Utama......................................................................         9,475,000,000                     --
PT Lippobank.......................................................................               366,558                     --
Total..............................................................................     Rp  9,475,366,558     Rp  15,485,200,000

     As of December 31, 1996, the credit facility obtained from Nissho Iwai amounted to U.S.$ 4,400,000 and bears interest at 2.5% above LIBOR. The Company has pledged 773 of its ordinary shares as collateral for this credit. The credit is used to pay certain liabilities which are owed by the Company to Bank Utama.
     The credit facility obtained from PT Bank Utama bears annual interest ranging from 20% to 24%. The loan is collateralized with certain cash, receivables, inventories, property and equipment, and corporate guarantee from PT Bina Reksa Perdana, a stockholder, and certain property and equipment of PT Panutan Duta, affiliate.
     The loan facility obtained from PT Bank Umum Servitia bears interest at an annual rate of 23% and is collateralized on a pari passu basis with collaterals of long-term debt obtained from Nissho Iwai International (Singapore) Pte., Ltd. (see Note 13).
10. ACCOUNTS PAYABLE -- TRADE
     This account represents liabilities to:

                                                                                              1995
                                                                                           (RESTATED)
                                                                                          (SEE NOTE 2)              1996
Nokia Telecommunications Oy, Finland.................................................     Rp           --     Rp   3,884,753,279
PT Telekomunikasi Indonesia (Telkom).................................................                  --          3,494,041,002
Ericsson Radio System AB.............................................................                  --          2,093,452,328
PT Indonesian Satellite Corporation                                                                    --            962,996,540
Directorate General of Posts and Telecommunications..................................                  --            222,774,250
PT Satelit Palapa Indonesia..........................................................                  --            192,475,201
EDS Management Consulting............................................................                  --            141,875,000
Nokia Telecommunications, Jakarta....................................................                  --            131,879,987
Others (each below Rp 100 million)...................................................         564,424,841            461,711,331
Total................................................................................     Rp  564,424,841     Rp  11,585,958,918

                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
11. ACCOUNTS PAYABLE -- OTHERS
     As of December 31, 1995, this account mainly represents amounts due to a former stockholder and PT Telekomunikasi Indonesia (Telkom) of Rp 6,145 million and Rp 6,610 million, respectively. The amount due to Telkom represents the difference between the agreed price of Telkom's portion on the network assets transferred to Subsidiary and Telkom's share of the capital contribution in Subsidiary. As of December 31, 1996, the above liabilities have been settled.
12. TAXES PAYABLE

                                                                                              1995
                                                                                           (RESTATED)
                                                                                          (SEE NOTE 2)              1996
Estimated income tax payable (less tax prepayment of
  Rp 97,784,316 in 1995)............................................................     Rp  4,075,702,684     Rp             --
Income tax
  Article 21........................................................................           268,692,322           583,665,864
  Article 23........................................................................           361,833,151           542,096,601
  Article 25 and 29.................................................................            43,107,840         4,071,033,731
  Article 26........................................................................           174,618,857         2,618,090,566
Value added tax.....................................................................                    --           901,578,801
Total...............................................................................     Rp  4,923,954,854     Rp  8,716,465,563

     No provision was made for income tax for the year ended December 31, 1996 since the Company and its Subsidiary are in a fiscal loss position.
     A reconciliation between loss before provision for income tax, as shown in the statement of income, and estimated taxable income for the year ended December 31, 1995 is as follows:

Loss before provision for income tax per consolidated statement of income..............................     Rp  (4,399,384,009)
Loss of Subsidiary before provision for income tax.....................................................          1,089,167,264
Gain on sale of telecommunication network..............................................................         10,967,490,528
Income before provision for income tax.................................................................          7,657,273,783
Timing differences:
  Amortization of deferred charges.....................................................................          4,819,331,622
  Provision for inventory obsolescence.................................................................          2,967,643,196
  Difference in beginning balance of property and equipment as regulated by Directorate General of
     Taxes Circular Letter No. 44/1995.................................................................          1,211,445,061
  Depreciation.........................................................................................            473,000,943
  Provision for uncollectible trade receivables........................................................             62,739,169
  Gain on disposal of telecommunication network........................................................         (5,856,159,247)
  Gain on disposal of property and equipment...........................................................           (401,162,201)
Permanent differences:
  Donation.............................................................................................          2,090,349,100
  Employees' benefits in kind..........................................................................            599,409,987
  Entertainment........................................................................................            461,698,721
  Interest expense.....................................................................................            206,746,361
  Tax penalty and interest.............................................................................             17,415,989
Non-taxable income
  Interest already subjected to final income tax.......................................................           (368,942,024)
Estimated taxable income...............................................................................     Rp  13,940,790,460

                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
12. TAXES PAYABLE -- Continued
     The provision for income tax and computation of the estimated corporate income tax payable for the year ended December 31, 1995 are as follows:

Estimated taxable income (rounded-off)..................................................................     Rp  13,940,790,000
Provision for income tax................................................................................          4,173,487,000
Prepayments of income tax
  Article 22............................................................................................             52,898,433
  Article 23............................................................................................              1,350,000
  Article 25............................................................................................             43,535,883
                                                                                                                     97,784,316
Estimated corporate income tax payable..................................................................     Rp   4,075,702,684

13. LONG-TERM DEBTS
     This account represents long-term debts as follows:

                                                                                           1995
                                                                                        (RESTATED)
                                                                                       (SEE NOTE 2)               1996
Rupiah
  PT Bank Indonesia Raya........................................................     Rp   1,718,555,179     Rp    1,718,555,179
  PT Bank Tamara................................................................            676,853,686                      --
  PT Lippobank..................................................................            350,942,390                      --
  Others (each below Rp 100 million)............................................            211,173,942             121,204,368
U.S. Dollar
  Nissho Iwai International Pte. Ltd., Singapore................................                     --         142,980,000,000
  Svenska Handelsbanken, Singapore..............................................          7,971,795,072                      --
                                                                                         10,929,320,269         144,819,759,547
Less current maturities.........................................................          8,638,028,690           1,809,565,256
Long-term portion...............................................................     Rp   2,291,291,579     Rp  143,010,194,291

     On March 12, 1996, Subsidiary obtained a loan from Nissho Iwai International (Singapore) Pte. Ltd. (Nissho Iwai) with a maximum facility amounting to U.S.$ 60,000,000 to finance the construction and implementation of the NMT-450 Network in Bandar Lampung in Sumatra, Java, Bali and Lombok. The loan, which term is five years and inclusive of a two years grace period on principal payment, is repayable in six equal semi-annual installments. Proceeds from collections of Subsidiary's receivables are deposited directly into escrow accounts maintained with certain banks as chosen and agreed-upon by both parties.
     Based on the Joint Venture Agreement No. PKS 234/HK.810/UTA-00/95 dated November 30,1995 between the Company, Telkom and Yayasan Dana Pensiun Pegawai Telkom (YDPP Telkom), the Company transferred the balance of the loan from Svenska Handelsbanken, Singapore to Subsidiary as of June 30, 1995 amounting Rp 10,752,598,140.
     The above loans are collateralized with cash and cash equivalents, receivables, and property and equipment of the Company and Subsidiary, corporate guarantee from the Company and shares of Subsidiary. The Rupiah loans bear interest at rates ranging from 20% to 23% per annum. The loan from Nissho Iwai bears interest at an annual rate of 2.5% above LIBOR. The loan from Svenska Handelsbanken, Singapore bears annual interest at 0.55% above one month SIBOR.
     Certain loan agreements contain terms and conditions restricting the Company and Subsidiary from, without prior consent from the lenders, taking additional loans, entering into any investment, merger, consolidation, reorganization and changing ownership. In addition, the Company has to maintain certain financial ratios.
                                      F-70

                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
14. DUE TO STOCKHOLDERS
     Due to stockholders represents unsecured and non-interest bearing loans from:

                                                                                                                   1996
PT Bina Reksa Perdana....................................................................................     Rp  2,383,000,000
International Wireless Communications, Inc...............................................................         2,345,613,250
PT Deltona Satya Dinamika................................................................................         1,274,905,000
Total....................................................................................................     Rp  6,003,518,250

15. CAPITAL STOCK
     The stockholders and their respective stockholdings as of December 31, 1995 and 1996 are as follows:

                            STOCKHOLDERS                               NUMBER OF SHARES    % OF OWNERSHIP           AMOUNT
PT Bina Reksa Perdana...............................................        12,500                50%          Rp  12,500,000,000
International Wireless Communications, Inc..........................         6,250                25                6,250,000,000
PT Deltona Satya Dinamika...........................................         6,250                25                6,250,000,000
Total...............................................................        25,000               100%          Rp  25,000,000,000

     Based on notarial deed of Sinta Susikto SH No. 106 dated January 24, 1997, the Company changed certain parts of its Articles of Association including the change in authorized and issued capital stock from Rp 25,000,000,000 to Rp 25,773,000,000 and the change in share ownership. The notarial deed has been approved by MOJ in its decision letter No. C2-1331.HT.01.04.Th.97 dated February 27, 1997. Accordingly, the stockholders and their respective stockholdings after the above mentioned transaction are as follows:

                            STOCKHOLDERS                               NUMBER OF SHARES    % OF OWNERSHIP           AMOUNT
PT Bina Reksa Perdana...............................................        11,450              44.43%         Rp  11,450,000,000
International Wireless Communications, Inc..........................         7,300              28.32               7,300,000,000
PT Deltona Satya Dinamika...........................................         6,250              24.25               6,250,000,000
Nissho Iwai.........................................................           773               3.00                 773,000,000
Total...............................................................        25,773             100.00%         Rp  25,773,000,000

     The Company will receive U.S.$ 8,500,000 from Nissho Iwai for the additional issued capital. As of December 31, 1996, the Company has received U.S.$ 4,400,000 from Nissho Iwai as a prepayment for the issuance of the new shares. As agreed with Nissho Iwai, the prepayment has been treated as a loan and bears interest at 2.5% above LIBOR per annum after the MOJ approval has been obtained (see Note 9).
16. REVENUES
     Revenues are as follows:

                                                                                            1995
                                                                                         (RESTATED)
                                                                                        (SEE NOTE 2)               1996
Pulse sharing, monthly subscription charges and airtime..........................     Rp  12,249,170,887     Rp  23,149,038,764
Sales of outstations.............................................................          4,113,518,256            811,013,167
Connecting fee...................................................................            126,500,000            342,000,000
Repair, maintenance and others...................................................            323,174,655            167,209,102
Total............................................................................     Rp  16,812,363,798     Rp  24,469,261,033

                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
17. COST OF REVENUES
     Cost of revenues are as follows:

                                                                                             1995
                                                                                          (RESTATED)
                                                                                         (SEE NOTE 2)               1996
Pulse sharing and airtime..........................................................     Rp  5,465,526,989     Rp  24,884,675,582
Cost of outstations................................................................         2,055,407,793          2,365,219,867
Repair, maintenance and others.....................................................           310,191,695             40,286,880
Total..............................................................................     Rp  7,831,126,477     Rp  27,290,182,329

18. CONTINGENT LIABILITY
     The Company is in a dispute with PT Larikerindo relating to the settlement of a loan. On August 9, 1994, the court dismissed the claim against the Company. However, PT Larikerindo filed an appeal concerning the court decision. On December 29, 1995, the higher court again dismissed the claim. In the event the case is reappealed, the management believes that the Company will win the case and incur no significant cost.
19. CONSULTANCY AGREEMENTS
     Subsidiary had agreements with several parties in connection with the installation and development of infrastructure of the STKB-C (Cellular mobile telephone network) project. The agreements, made prior to the approval of Subsidiary's articles of association by MOJ, were entered into by the Company on behalf of Subsidiary. These agreements are as follows:
     a. Consultancy service agreement with Telecon Ltd. (Telecon), Finland, whereby Telecon agreed to provide an expert to work in Jakarta as a training manager in radio network planning of NMT 450i for Subsidiary. Telecon will charge U.S. $18,500 per month and Subsidiary provides accommodation. The work started in September 1996 and has a duration of six months.
     b. Technical support agreement with Broadcast Communications Limited (BCL), New Zealand, whereby BCL agreed to provide technical support services concerning the development of cellular mobile radio telecommunication and related business in Indonesia. The agreement commenced on May 20, 1996 and has a duration of 12 months. The fee for the services amounted to U.S.$ 32,839 per month (excluding Value Added Tax) and Subsidiary provides accommodation as defined under the agreement.
     c. Supply contract and technical support agreement with Nokia Telecommunications Oy, Finland, in connection with NMT-470 Network Expansion and Transmission System in order to provide new network coverage for NMT mobile telephone system. These contracts were made on January 19, 1996. Supply contract has a contract price of U.S.$ 20.9 million, while technical support is charged on a fixed annual fee basis as defined and set forth in the agreement. The fee amounted to U.S.$ 91,871 for the year 1996 and with approximate U.S.$ 1 million per year for the years 1997-2001.
     d. Service contract with Nokia Telecommunications Pte. Ltd., Singapore, for a contract price of U.S.$ 4.54 million. This is also in connection with NMT-470 Network Expansion and Transmission System in order to provide new network coverage for NMT mobile telephone system. This contract was made on January 19, 1996.
     e. Cooperation agreement on network interconnection of Subsidiary's Mobile Cellular Phone (STBS) with Telkom's Public Service Telephone Network (PSTN). This agreement contains the interconnection configuration points and capacities, operation and maintenance of interconnection equipment, other facilities and services, joint services and financial settlement. This agreement was entered into on August 21, 1996 and may be terminated at any time subject to the express written approval of both parties or their respective successors and permitted assigns.
     f. Service agreement with Telkom whereby Telkom will provide billing and collection service to the Company. As compensation, the Company will pay 1% of its collected revenue to Telkom. The agreement will expire on March 31, 1997.
                                      F-72

                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
19. CONSULTANCY AGREEMENTS -- Continued
     g. Subsidiary also has several agreements with contractors which among others include agreements for establishing telecommunication towers in Jakarta, Depok, Cikarang, East Java, Lampung and Bali with aggregate cost approximately amounting to Rp 5 billion and for interior design of Subsidiary's new office with total contract cost amounting to Rp 3.1 billion.
     h. The Company appointed CV Aporindo Consultant to assist the Company in handling the settlement of the corporate income tax for the year 1995 for a total amount Rp 3,800,000,000, inclusive of the consultant's fee. The Company has paid Rp 1,300,000,000 to December 31, 1996 and the fee is recorded as "Advance" in the consolidated balance sheet.
     Fees related to the installation and development of infrastructure of STKB-C are capitalized and recorded under "Property and Equipment" in the consolidated balance sheet.
20. COMMITMENTS
     a. Subsidiary has agreed to take over service equipment, spareparts and outstations owned by the Company amounting to Rp 1,453,000,000, as appraised by PT Aditya Appraisal Bhakti. As of December 31, 1996, only service equipment amounting to Rp 131,800,000 has been transferred to Subsidiary.
     b. As of December 31, 1996, Subsidiary has unused credit facilities aggregating to Rp 5,000,000,000 from PT Bank Umum Servitia.
21. SUBSEQUENT EVENTS
     a. Based on notarial deed No.106 of Sinta Susikto SH dated January 24, 1997, the Company's authorized capital stock was changed from Rp 25,000,000,000 divided into 25,000 shares with a par value of Rp 1,000,000 per share to Rp 25,773,000,000 divided into 25,773 shares of the same par value and other changes in the capital structure. The changes in the authorized capital stock was approved by the Ministry of Justice in its decision letter No. C2-1331.HT.01.04.Th.97 dated February 27, 1997 (see Note 14).
     b. On January 29, 1997, Subsidiary entered into a syndicated short-term notes facility agreement made with PT Bank Umum Servitia (BUS), as arranger. Under the agreement, the syndicated banks have agreed to purchase short-term notes amounting to Rp 60,000,000,000 and interest notes amounting to Rp 15,000,000,000 issued by the Company. Subsidiary is required to pay these loans prior to payment for all other loans.
     These short-term notes will be used to finance the working capital and expansion of Subsidiary prior to the issuance of the convertible bonds; while the interest notes will be used to finance any accrued interest payments on the short-term notes or the interest notes.
     c. Based on the decree No. KM.5/PR.301/MPPT-97 of Ministry of Tourism, Posts and Telecommunications of the Republic of Indonesia dated January 1, 1997, Subsidiary, as one of mobile cellular phone services providers, is entitled to get:
      -- 100% of long-distance interconnection fee from owned STBS to owned STBS which use owned network.
      -- 30% of long-distance call pulse from owned STBS to owned STBS which use PSTN network.
      -- 15% of long-distance call pulse from owned STBS to other STBS, and vice-versa, which use PSTN network.
      -- 40% of long-distance call pulse from owned STBS to PSTN which use owned network.
      -- 15% of long-distance call pulse from PSTN to owned STBS which use PSTN network.
                                      F-73

                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

22. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN ACCOUNTING PRINCIPLES FOLLOWED BY THE COMPANY AND U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES THE FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH INDONESIAN GAAP WHICH
DIFFER IN CERTAIN RESPECTS FROM U.S. GAAP.
     THE DIFFERENCES ARE REFLECTED IN THE APPROXIMATIONS PROVIDED IN NOTE 26 AND ARISE DUE TO THE ITEMS DISCUSSED IN THE FOLLOWING PARAGRAPHS:
     A. INCOME TAXES
     Under Indonesian GAAP, it is acceptable to recognize Income Tax expense based upon the estimated current Income Tax liability on the current year's earnings. When income and expense recognition for Income Tax purposes does not occur in the same year as income and expense recognition for financial reporting purposes, the resulting temporary differences are not considered in the computation of Income Tax expense for the year.
     Under U.S. GAAP, the liability method is used to calculate the Income Tax provision. Under the liability method, deferred tax assets or liabilities are recognized for differences between the financial reporting and tax bases of assets and liabilities at each reporting date.
     b. REGULATION
     The Company provides telephone service in Indonesia and therefore is subject to the regulatory control of the Minister of Tourism, Posts and Telecommunications of the Republic of Indonesia. Rates for services are tariff-regulated. Although changes in rates for services are authorized and computed based on a decree issued by the Minister of Tourism, Posts and Telecommunications of the Republic of Indonesia, these are not based on a fixed rate of return and are not designed to provide for the recovery of the Company's cost of services. Accordingly, the requirements of U.S. GAAP related to a business whose rates are regulated on the basis of its actual costs are not applicable to the Companies' financial statements.
     c. PRESENTATION OF THE STATEMENTS OF STOCKHOLDERS' EQUITY
     Under Indonesian GAAP, except for public companies, it is not required to present statements of retained earnings. Under U.S. GAAP, the Companies are required to present statements of stockholders' equity.
                                      F-74

                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

23. RECONCILIATION BETWEEN NET INCOME AND STOCKHOLDERS' EQUITY DETERMINED UNDER INDONESIAN AND U.S. GAAP THE FOLLOWING IS A SUMMARY OF THE SIGNIFICANT ADJUSTMENTS TO NET INCOME FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996 AND
TO STOCKHOLDERS' EQUITY AS OF DECEMBER 31, 1995 AND 1996 WHICH WOULD BE REQUIRED IF U.S. GAAP HAD BEEN APPLIED INSTEAD OF INDONESIAN GAAP IN THE FINANCIAL
STATEMENTS:

                                                                                 1995
                                                                              (RESTATED)
                                                                             (SEE NOTE 2)                    1996
                                                                                  RP                RP           U.S. $ (NOTE 3)
Net loss according to the financial statements prepared under Indonesian
  GAAP...................................................................   (8,246,120,830)   (28,620,590,602)     (12,010,319)
Adjustments due to:
  Income tax.............................................................    4,245,298,915     11,253,159,872        4,722,266
  Valuation allowance....................................................   (4,245,298,915)   (11,400,961,024)      (4,784,289)
Approximate net loss in accordance with U.S. GAAP........................   (8,246,120,830)   (28,768,391,754)     (12,072,342)
Stockholders' equity (capital deficiency) according to the financial
  statements prepared under Indonesian GAAP..............................    6,691,139,967    (21,929,450,635)      (9,202,455)
Adjustments due to:
  Income tax.............................................................    5,127,282,969     16,380,442,841        6,873,875
  Valuation allowance....................................................   (5,127,282,969)   (16,528,243,993)      (6,935,898)
Approximate stockholders' equity (capital deficiency) in accordance with
  U.S. GAAP..............................................................    6,691,139,967    (22,077,251,787)      (9,264,478)

     Regarding the consolidated balance sheets and statements of income and deficit, the following significant captions determined under U.S. GAAP would have been presented:

                                                                                1995
                                                                             (RESTATED)
                                                                            (SEE NOTE 2)                    1996
                                                                                 RP                RP           U.S. $ (NOTE 3)
Balance sheets:
  Current assets........................................................   12,270,504,214     31,822,048,701       13,353,776
  Total assets..........................................................   61,512,948,397    185,659,151,379       77,909,841
  Current liabilities...................................................   40,380,349,030     55,621,155,510       23,340,812
  Total liabilities.....................................................   54,821,808,430    207,736,403,166       87,174,319
Statements of income and deficit:
  Loss from operations..................................................    2,796,492,632     28,030,557,705       11,762,718

                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
24. ADDITIONAL FINANCIAL STATEMENT DISCLOSURES REQUIRED BY U.S. GAAP The following information is presented on the basis of U.S. GAAP:
INCOME TAX
     The tax effect on significant temporary differences is as follows:

                                                                                 1995
                                                                              (RESTATED)
                                                                             (SEE NOTE 2)                    1996
                                                                                  RP                RP           U.S. $ (NOTE 3)
Deferred tax assets -- current:
Allowance for inventory obsolescence.....................................    1,157,619,784        684,667,517          287,313
Allowance for doubtful accounts..........................................      170,545,199      2,280,170,922          956,849
                                                                             1,328,164,983      2,964,838,439        1,244,162
Valuation allowance......................................................   (1,328,164,983)    (2,964,838,439)      (1,244,162)
Total deferred tax assets -- current -- net..............................               --                 --               --

                                                                                 1995
                                                                              (RESTATED)
                                                                             (SEE NOTE 2)                    1996
                                                                                  RP                RP           U.S. $ (NOTE 3)
Deferred tax assets -- non-current:
Tax loss carryforwards...................................................       98,024,916     10,453,429,119        4,386,668
Property and equipment...................................................    3,701,093,070      3,105,626,435        1,303,242
Preoperating expenses....................................................               --          4,350,000            1,825
                                                                             3,799,117,986     13,563,405,554        5,691,735
Valuation allowance......................................................   (3,799,117,986)   (13,563,405,554)      (5,691,735)
Total deferred tax assets -- non-current -- net..........................               --                 --               --
Deferred tax liabilities -- non-current:
Property and equipment...................................................               --         51,079,045           21,435
Prepaid long-term rent...................................................               --         96,722,107           40,588
Deferred tax liabilities -- non current..................................               --        147,801,152           62,023
Deferred tax -- net......................................................               --        147,801,152           62,023

     The temporary differences, on which deferred tax assets have been computed are not deductible for income tax purposes until the provision for inventory obsolescence and provision for uncollectible trade receivable are written-off. The differences between the book and tax bases of property and equipment, prepaid long-term rent and preoperating expenses are due to the differing recognition methods for Income Tax and financial reporting purposes.
                                      F-76

                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
24. ADDITIONAL FINANCIAL STATEMENT DISCLOSURES REQUIRED BY U.S.
GAAP -- Continued
     The Income Tax provision recorded under U.S. GAAP differs from the expected provision at U.S. statutory rates due to certain permanent differences detailed below:

                                                                                 1995
                                                                              (RESTATED)
                                                                             (SEE NOTE 2)                    1996
                                                                                  RP                RP           U.S. $ (NOTE 3)
Approximate loss before Income Tax in accordance
  with U.S. GAAP.........................................................   (4,399,384,009)   (37,817,024,460)     (15,869,502)
Effect of permanent differences:
  Donation...............................................................    2,090,349,100         34,041,756           14,285
  Expenses incurred during preoperating stage of Subsidiary..............      762,417,085                 --               --
  Employees' benefits in kind............................................      599,499,987         47,837,543           20,075
  Entertainment..........................................................      461,698,721         33,906,969           14,229
  Interest expense.......................................................      206,746,361      2,114,346,227          887,262
  Tax penalty and interest...............................................       17,415,989        104,353,376           43,791
  Interest income which was already subjected to final tax...............     (368,942,024)    (2,027,994,320)        (851,026)
                                                                             3,769,185,219        306,491,551          128,616
Approximate loss before Income Tax in accordance
  with U.S. GAAP.........................................................     (630,198,790)   (37,510,532,909)     (15,740,886)
Provision for income tax (on tax loss) in accordance with U.S. GAAP
  before adjustment......................................................     (197,809,637)   (11,253,159,872)      (4,722,266)
Adjustment for enacted changes in tax rates..............................      125,997,722                 --               --
Increase in valuation allowance..........................................    4,245,298,915     11,400,961,024        4,784,289
Provision for income tax (on tax loss) in accordance with U.S. GAAP after
  adjustment.............................................................    4,173,487,000        147,801,152           62,023

     Donations amounting to Rp 2,079,486,000 were given to Yayasan Dana Pensiun Pegawai (YDPP) Telkom (Pension Fund of Telkom) as YDPP Telkom's contribution in Subsidiary.
     b. VALUATION AND QUALIFYING ACCOUNTS
     Activity in the Company's allowance for doubtful accounts for the years ended December 31, 1995 and 1996 are as follows:

                                                               BALANCE AT      CHARGED TO       WRITE-OFFS       BALANCE AT
                                                              BEGINNING OF      COSTS AND           AND            END OF
                    FOR THE YEARS ENDED                           YEAR          EXPENSES        DEDUCTIONS          YEAR
                                                                   RP              RP               RP               RP
December 31, 1995..........................................    505,744,829       62,739,169               --      568,483,998
December 31, 1996..........................................    568,483,998    8,102,437,967    1,070,352,224    7,600,569,741

     Activity in the Company's allowance for inventory obsolescence for the years ended December 31, 1995 and 1996 are as follows:

                                                             BALANCE AT       CHARGED TO       WRITE-OFFS       BALANCE AT
                                                            BEGINNING OF       COSTS AND           AND            END OF
                   FOR THE YEARS ENDED                          YEAR           EXPENSES        DEDUCTIONS          YEAR
                                                                 RP               RP               RP               RP
December 31, 1995........................................     891,089,416    2,967,643,196               --    3,858,732,612
December 31, 1996........................................   3,858,732,612               --    1,576,507,555    2,282,225,057

                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
25. RECLASSIFICATIONS OF ACCOUNTS
     Certain accounts in the 1995 financial statements have been reclassified to conform with the presentation of accounts in the 1996 financial statements.
                                      F-78

                                                                    ATTACHMENT I
                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
           STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996

                                                                     CAPITAL STOCK                               STOCKHOLDERS'
                                                                (ISSUED AND FULLY PAID)         DEFICIT             EQUITY
DESCRIPTION                                                               RP                      RP                  RP
BALANCE as of January 1, 1995...............................          1,000,000,000         (10,062,739,203)     (9,062,739,203)
Approved during the Extraordinary General Meeting of the
  Stockholders on November 9, 1995: Increase in the issued
  and fully paid-up capital from Rp 1,000,000,000 to Rp
  25,000,000,000............................................         24,000,000,000                      --      24,000,000,000
Net loss for 1995 (restated)................................                     --          (8,246,120,830)     (8,246,120,830)
BALANCE as of December 31, 1995 (restated)..................         25,000,000,000         (18,308,860,033)      6,691,139,967
Net loss for 1996...........................................                     --         (28,620,590,602)    (28,620,590,602)
BALANCE as of December 31, 1996.............................         25,000,000,000         (46,929,450,635)    (21,929,450,635)

                               INDEX TO EXHIBITS

EXHIBIT NO.   DESCRIPTION
   23(a)      Consent of Arthur Andersen LLP
   23(b)      Consent of KPMG Peat Marwick LLP
   23(c)      Consent of Prasetio, Utomo & Co.
