Form 10-Q
period 1997-03-31
VANGUARD CELLULAR SYSTEMS INC
filed 1997-05-15
CIK 771178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                 MARCH 31, 1997
                                        -----------------------------------
                                       or

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

The number of shares outstanding of the issuer's common stock as of April 30, 1997 was 40,279,502.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                                      INDEX



PART I.           FINANCIAL INFORMATION

  Item 1.         Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -                    I-1
                  March 31, 1997 and December 31, 1996.

                  Condensed Consolidated Statements of Operations -          I-2
                  Three months ended March 31, 1997 and 1996.

                  Condensed Consolidated Statements of Cash Flows -          I-3
                  Three months ended March 31, 1997 and 1996.

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

  Item 6.         Exhibits and Reports on Form 8-K                          II-1


SIGNATURES                                                                  II-2

Item 1. Financial Statements

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

                                                                                 MARCH 31,                   DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                             1997                          1996
-----------------------------------------------------------------------------------------------------------------------------
(Substantially all pledged on long-term debt)                                   (UNAUDITED)                   (SEE NOTE)
Current Assets:
   Cash                                                                         $        3,647                 $      11,180
   Accounts receivable, net of allowances for doubtful accounts of $4,957
     and $4,617                                                                         29,779                        29,907
   Cellular telephone inventories                                                       14,071                        15,921
   Deferred income tax asset                                                    3,877                         2,149
   Prepaid expenses                                                                      4,439                         2,057
-----------------------------------------------------------------------------------------------------------------------------
              Total current assets                                                      55,813                        61,214
-----------------------------------------------------------------------------------------------------------------------------

Investments                                                                            322,212                       333,371

Property and Equipment, net of accumulated depreciation of $130,984 and
         $119,470                                                                      340,459                       313,800

Other Assets, net of accumulated amortization of $7,980 and $6,965                      23,636                        22,196
-----------------------------------------------------------------------------------------------------------------------------
              Total assets                                                        $    742,120                  $    730,581
-----------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------

Current Liabilities:
   Current portion of long term debt                                            $        6,229               $             -
   Accounts payable and accrued expenses                                                67,149                        65,497
   Customer deposits                                                                     1,998                         1,679
-----------------------------------------------------------------------------------------------------------------------------
             Total current liabilities                                                  75,376                        67,176
-----------------------------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                         644,728                       629,954
-----------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Shareholders' Equity:
   Preferred stock - $.01 par value, 1,000 shares authorized, no shares
     issued                                                                              --                            --
   Common stock, Class A - $.01 par value, 250,000 shares authorized,
     40,765 and 41,085 shares issued and outstanding                                       408                           411
   Common stock, Class B - $.01 par value, 30,000 shares authorized,
     no shares issued                                                                    --                            --
   Additional capital in excess of par value                                           235,789                       237,640
   Net unrealized holding losses                                                       (21,479)                      (14,570)
   Accumulated deficit                                                                (192,702)                     (190,030)
-----------------------------------------------------------------------------------------------------------------------------
             Total shareholders' equity                                                 22,016                        33,451
-----------------------------------------------------------------------------------------------------------------------------
             Total liabilities and shareholders' equity                           $    742,120                  $    730,581
-----------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

NOTE: THE BALANCE SHEET AT DECEMBER 31, 1996 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

 (Amounts in thousands, except per share data)


------------------------------------------------------------------------------------------------------------
                                                                    1997                          1996
------------------------------------------------------------------------------------------------------------
                                                                 (UNAUDITED)                   (Unaudited)
Revenues:
       Service revenue                                          $      75,109                 $      62,168
       Cellular telephone equipment revenue                             4,754                         3,182
       Other                                                              452                           667
------------------------------------------------------------------------------------------------------------
                                                                       80,315                        66,017
------------------------------------------------------------------------------------------------------------


Costs and Expenses:
       Cost of service                                                  7,869                         9,391
       Cost of cellular telephone equipment                             8,643                         4,649
       General and administrative                                      23,275                        17,312
       Marketing and selling                                           14,494                        12,469
       Depreciation and amortization                                   14,952                        10,324
------------------------------------------------------------------------------------------------------------
                                                                       69,233                        54,145
------------------------------------------------------------------------------------------------------------
Income From Operations                                                 11,082                        11,872

Net Loss on Dispositions                                                 (189)                         (365)

Interest Expense                                                      (12,401)                      (10,099)

Equity in Earnings (Losses) of Unconsolidated Affiliates               (2,852)                          794

Other, net                                                                588                           406
------------------------------------------------------------------------------------------------------------
Income (Loss) Before Taxes                                             (3,772)                        2,608

Income Tax Benefit                                                      4,000                            --
------------------------------------------------------------------------------------------------------------
Income Before Minority Interests                                          228                         2,608

Minority Interests                                                         --                            13
------------------------------------------------------------------------------------------------------------
Net Income                                                      $         228                $        2,621
------------------------------------------------------------------------------------------------------------
Net Income Per Share                                            $         0.01               $         0.06
------------------------------------------------------------------------------------------------------------


Weighted Average Number of Common
  Shares Outstanding                                                   40,824                        41,313
------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

       (Dollar amounts in thousands)

       ------------------------------------------------------------------------------------------------------------------------
                                                                                           1997                    1996
       ------------------------------------------------------------------------------------------------------------------------
                                                                                      (UNAUDITED)             (Unaudited)
       Cash flows from operating activities:
            Net income                                                              $           228      $               2,621
            Adjustments to reconcile net loss to net cash provided by
               operating activities:
               Depreciation and amortization                                                 14,952                     10,324
               Amortization of deferred debt issuance costs                                     471                        311
               Equity method (income)  loss of unconsolidated entities                        2,852                       (794)
               Amortization of bond investment discount                                        (456)                      --
               Minority interests                                                           --                             (13)
               Net loss on dispositions                                                         189                        365
               Income tax benefit                                                            (4,020)                      --
               Noncash compensation for management consulting services                      --                            (667)
               Changes in current items:
                Accounts receivable, net                                                        128                      6,685
                Cellular telephone inventories                                                1,849                        795
                Accounts payable and accrued expenses                                        (3,339)                    (9,730)
                Other, net                                                                   (2,063)                      (758)
       ------------------------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                                    10,791                      9,139
       ------------------------------------------------------------------------------------------------------------------------

       Cash flows from investing activities:
            Purchases of property and equipment                                             (34,432)                   (24,954)
            Proceeds from dispositions of property and equipment                                 51                         64
            Payments for acquisition of investments                                             (31)                    (6,177)
            Capital contributions to unconsolidated cellular entities                       --                            (195)
       ------------------------------------------------------------------------------------------------------------------------
                Net cash used in investing activities                                       (34,412)                   (31,262)
       ------------------------------------------------------------------------------------------------------------------------

       Cash flows from financing activities:
            Principal payments of long-term debt                                             (4,002)                        (1)
            Repurchase of common stock                                                       (4,754)                      --
            Net proceeds from issuance of common stock                                      --                              22
            Proceeds of long-term debt                                                       25,000                     20,000
            Increase in other assets                                                           (156)                      (116)
       ------------------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                                    16,088                     19,905
       ------------------------------------------------------------------------------------------------------------------------

       Net decrease in cash                                                                  (7,533)                    (2,218)
       Cash, beginning of period                                                             11,180                      8,085
       ------------------------------------------------------------------------------------------------------------------------
       Cash, end of period                                                          $         3,647      $               5,867
       ------------------------------------------------------------------------------------------------------------------------

       SUPPLEMENTAL DISCLOSURE OF INTEREST PAID                                     $         7,184      $              10,627
       SUPPLEMENTAL DISCLOSURE OF INCOME TAXES PAID                                              20                       --
       ------------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
(UNAUDITED)
NOTE 1:           BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Vanguard Cellular Systems, Inc. and Subsidiaries (the Company) have been prepared without audit pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1996 annual report on Form 10-K and Form 10-K/A.

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

NOTE 2:           INVESTMENTS
                                                   March 31,  December 31,
                                                     1997         1996
INVESTMENTS IN CELLULAR ENTITIES:
     Consolidated entities
         License cost                              $ 300,811    $ 300,780
         Accumulated amortization                    (37,998)     (36,113)
                                                   ---------    ---------
                                                     262,813      264,667
                                                   ---------    ---------
     Entities carried on the equity method
         Cost                                         10,193       10,193
         Accumulated share of earnings                 1,594        2,056
                                                   ---------    ---------
                                                      11,787       12,249
                                                   ---------    ---------

Entities carried on the cost method                    9,993        9,993
                                                   ---------    ---------
                                                     284,593      286,909
                                                   ---------    ---------

INVESTMENTS IN NONCELLULAR ENTITIES:
     Entities carried on the equity method
         Cost                                         23,823       23,823
         Accumulated share of losses                 (20,629)     (18,239)
                                                   ---------    ---------
                                                       3,194        5,584
                                                   ---------    ---------
     Investments carried as "available for sale"
         Cost                                         37,736       37,736
         Net unrealized holding losses               (21,479)     (14,570)
                                                   ---------    ---------
                                                      16,257       23,166
                                                   ---------    ---------

         Investment in debentures
              At par                                  18,000       18,000
              Discount                                (7,933)      (8,389)
                                                   ---------    ---------
                                                      10,067        9,611
                                                   ---------    ---------
     Other investments, at cost                        8,101        8,101
                                                   ---------    ---------
                                                      37,619       46,462
                                                   ---------    ---------

                                                   $ 322,212    $ 333,371
                                                   =========    =========


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

NONCELLULAR INVESTMENTS

International Wireless Communications Holdings, Inc. and Foreign Investments

The Company owns approximately 36% of the outstanding stock of IWC and has invested an aggregate of $13.8 million. IWC is a development stage Company specializing in securing, building and operating wireless businesses generally other than cellular telephone systems primarily in Asia and Latin America. The Company records its proportionate share of these losses under the equity method of accounting. During 1996 and 1995, the Company recognized an amount of losses on the equity method from IWC that is equal to the Company's equity investment in IWC. As a result, the Company has suspended the recognition of losses attributable to IWC until such time that the equity method income is available to offset the Company's share of IWC's future losses.

During the first quarter of 1997, the Company entered into a stock purchase agreement to purchase from an unrelated third party 7% of the outstanding shares of Star Digitel Limited ("SDL"), a Hong Kong Company whose principal business activities relate to the provision and development of cellular telecommunications services in the People's Republic of China. Pursuant to the stock purchase agreement, the Company's purchase of such shares will occur in two closings, which are subject to the satisfaction of certain conditions, for an aggregate cash consideration of $8.4 million. IWC also recently acquired and maintains a 40% ownership interest in SDL. Subsequent to March 31, 1997 the Company made an initial investment of $3.5 million.

Inter(bullet)Act Systems, Incorporated.

As of March 31, 1997, the Company had invested $10.0 million in Inter(bullet)Act for an ownership interest of approximately 26%. Inter(bullet)Act is a development stage Company that provides consumer product manufacturers and retailers (currently supermarkets) the ability to offer targeted promotions to retail customers at the point of entry of a retail outlet through an interactive multi-media system utilizing ATM-like terminals. The Company records its proportionate share of these losses under the equity method of accounting. The Company anticipates that during the second quarter of 1997 its cumulative proportionate share of Inter(bullet)Act losses will exceed the remaining portion of its investment in Inter(bullet)Act. Accordingly the Company will suspend the recognition of losses attributable to Inter(bullet)Act until such time that the equity method income is available to offset the Company's share of Inter(bullet)Act's future losses.

In addition to the current ownership held by the Company, certain officers, directors and entities affiliated with certain directors of the Company maintain an additional 27% ownership interest in Inter(bullet)Act.

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

Financial Information of Equity Method Investees

Combined financial position and operating results of the Company's equity method investees, IWC, Inter(bullet)Act, and its Eastern North Carolina Joint Venture for the first three months of 1997 and 1996 are as follows (in thousands):

                                            1997               1996
                                        -----------        ------------
Revenues............................... $   4,276           $   3,566
Gross profit...........................       408               1,559
Loss from operations...................   (15,786)             (4,700)
Net loss...............................   (22,733)             (4,533)

Information for each investee is summarized from the available financial information for each entity.


NOTE 3:           LONG-TERM DEBT

The Company's long-term financing arrangements consist primarily of a $675 million Credit Facility and $200 million of Senior Debentures due 2006. The Credit Facility is senior to the Senior Debentures through the use of structured subordination whereby Vanguard is the borrower on the Senior Debentures and Vanguard Cellular Financial Corp. ("VCFC"), Vanguard's only direct subsidiary, is the primary obligor on the Credit Facility.

Long-term debt consists of the following as of March 31, 1997 and December 31, 1996 (in thousands):

                                                                                        March 31,  December 31,
                                                                                           1997        1996
Debt of VCFC:
  Borrowings under the Credit Facility:
     Term Loan........................................................................$    325,000   $325,000
     Revolving Loan ...................................................................    126,000    105,000
  Other Long-Term Debt ................................................................        135        137
                                                                                          --------   --------
                                                                                           451,135    430,137
     Less Current Portion .............................................................      6,229       --
                                                                                          --------   --------
                                                                                           444,906    430,137
Debt of Vanguard:
  Senior Debentures due 2006, net of
           unamortized discount of $178 and $183 ......................................    199,822    199,817
                                                                                          --------   --------
                                                                                          $644,728   $629,954
                                                                                          ========   ========

CREDIT FACILITY OF VCFC.

The Credit Facility consists of a "Term Loan" and a "Revolving Loan." The Term Loan, in the amount of $325 million, was used to repay the Company's borrowings under the prior credit facility. The Revolving Loan, in the amount of up to $350 million, is available for capital expenditures, to make acquisitions of and investments in cellular and other wireless communication interests, and for other general corporate purposes. As of March 31, 1997, $126 million had been borrowed under the Revolving Loan and the terms of these agreements limit additional available borrowing during the second quarter of 1997 to $83.4 million. See Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations--Liquidity and Capital Resources section for further information.

INTEREST RATE PROTECTION. The Company maintains interest rate swaps and interest rate caps which provide protection against interest rate risk. At March 31, 1997 the Company had interest rate cap agreements in place covering a notional amount of $200 million. The interest rate cap agreements provide protection to the extent that LIBOR exceeds the strike level through the expiration date as follows (in thousands):

          Strike Level              Notional Amount          Expiration Date

             9.00%                    $   50,000               December 1997
             9.75                         50,000               December 1997
             7.50                         50,000               February 1999
             7.50                         50,000               February 1999
                                       ---------
                                       $ 200,000

The cost of these interest rate cap agreements of $545,000 has been recorded in other assets in the accompanying consolidated balance sheet and is being amortized over the lives of the agreements as a component of interest expense.

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

On December 9, 1996, the Company entered into two 10 year reverse interest rate swaps with notional amounts totaling $75 million. The reverse swaps effectively convert $75 million of the Debentures into floating rate debt with interest payable at the six month LIBOR rate plus 3.1%. Simultaneous with this transaction, the Company purchased an interest rate cap that limits the total interest on the $75 million to 10% for the first three years should interest rates rise. The all-in-rate for the first six month period is 8.64% or .735% below the coupon rate on the Debentures. Additionally, during the first quarter of 1997, the Company entered into two 9 year reverse interest rate swaps with notional amounts totaling $25 million. The reverse swaps effectively convert $25 million of the Debentures into floating rate debt with interest payable at the six-month LIBOR rate plus 2.61%. Simultaneously with this transaction, the Company purchased an interest rate cap that limits the total interest on the $25 million to 10% for the first three years. The all-in-rate for the first six month period is 8.61% or .765% below the coupon rate on the Debentures.

The effect of interest rate protection agreements on the operating results of the Company was to decrease interest expense in the first quarter of 1997 by $42,000 and increase interest expense by $134,000 in the same period in 1996. The Company does not hold or issue financial instruments for trading purposes.


--------------------------------------------------------------------------------

NOTE 4:           CAPITAL STOCK

On November 4, 1996, the Company's Board of Directors authorized the repurchase of up to 2,500,000 shares of its Class A Common Stock from time to time in open market or other transactions. As of December 31, 1996 the Company had repurchased 255,000 shares at an average price per share of approximately $17.00. Through March 31, 1997, the Company had repurchased 320,000 additional shares at an average price per share of approximately $14.85. Subsequent to March 31, 1997, the Company repurchased an additional 500,000 shares at an average price of $13.565 per share.

In January 1997, the Compensation Committee of the Board of Directors authorized the cancellation of certain options with higher exercise prices and the reissuance of fewer options at a lower exercise price. Options for 2,299,750 shares with exercise prices ranging from $21.50 to $25.125 were canceled and new options for 1,980,575 shares with an exercise price of $15.69 were issued (the "January 1997 Options"). The exercise price for all of these new options reflects the fair market value at the time of issuance. In April 1997, the Compensation Committee authorized amendment of certain options, nearly all of which were January 1997 Options, to lower the exercise price to $10.00, the fair market value at that time.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

The following is a summary of the Company's ownership interests in cellular markets in which the Company's ownership interests exceeded 20% at March 31, 1997 and 1996. This table does not include any ownership interests that were contracted for at these dates.

                                                                            March 31,
CELLULAR MARKETS                                                  1997                   1996
----------------                                                  ----                   ----
MID-ATLANTIC SUPERSYSTEM:
         Allentown, PA/NJ                                          100.0%                 100.0%
         Wilkes-Barre/Scranton, PA                                 100.0                  100.0
         Harrisburg, PA                                            100.0                  100.0
         Lancaster, PA                                             100.0                  100.0
         York, PA                                                  100.0                  100.0
         Reading, PA                                               100.0                  100.0
         Altoona, PA                                               100.0                  100.0
         State College, PA                                         100.0                   97.0
         Williamsport, PA                                          100.0                   93.3
         Union, PA (PA-8 RSA)                                      100.0                  100.0
         Chambersburg, PA (PA-10 East RSA)                         100.0                   92.1
         Lebanon, PA (PA-12 RSA)                                   100.0                  100.0
         Mifflin, PA (PA-11 RSA)                                   100.0                  100.0
         Wayne, PA (PA-5 RSA)                                      100.0                  100.0
         Orange County, NY                                          --                    100.0
         Binghamton, NY                                            100.0                  100.0
         Elmira, NY                                                100.0                  100.0

NEW ENGLAND METRO-CLUSTER:
         Portland, ME                                              100.0                  100.0
         Portsmouth, NH/ME                                         100.0                  100.0
         Bar Harbor, ME (ME-4 RSA)                                 100.0                  100.0

FLORIDA METRO-CLUSTER:
         Pensacola, FL                                             100.0                  100.0
         Fort Walton Beach, FL                                     100.0                  100.0

WEST VIRGINIA METRO-CLUSTER:
         Huntington, WV/KY/OH                                      100.0                  100.0
         Charleston, WV                                            100.0                  100.0
         Mason, WV (WV-1 RSA)                                      100.0                  100.0
         Logan, WV (WV-6 RSA)                                      100.0                     --
         Parkersburg-Marietta, WV/OH                               100.0                     --
         Ross, OH (OH-9 RSA)                                       100.0                     --
         Perry, OH (OH-10 South RSA)                               100.0                     --

CAROLINAS METRO-CLUSTER:
         Myrtle Beach, SC (SC-5 RSA)                               100.0                  100.0
         Wilmington, NC                                             48.0                   47.7
         Jacksonville, NC                                           47.8                   47.3

RESULTS OF OPERATIONS

The following is a discussion and analysis of the historical financial condition and results of operations of the Company and factors affecting the Company's financial resources. This discussion should be read in conjunction with the Company's condensed consolidated financial statements, including the notes thereto.

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Service revenue in the first quarter of 1997 rose 21% to $75.1 million from $62.2 million in the same period in 1996. This increase was primarily the result of a 27,000 or 13% increase in the number of subscribers in majority-owned markets to approximately 540,000 in the first three months of 1997, as compared to approximately 405,000 in the same period in 1996. Penetration, computed as a percentage of the Company's subscribers to total POPs in majority owned cellular markets, increased to 7.1% in the first quarter of 1997 from 5.7% in the same period last year. The increase in subscribers is the result of the growing acceptance of cellular communications and the Company's efforts to capitalize on this increasing acceptance through an expanded sales and distribution network. This increase was affected slightly by a decrease in "churn" to 2.1% in the first quarter of 1997 from 2.2% in the same period last year. Churn is the monthly rate of customer deactivations expressed as a percentage of the subscriber base.

     Service revenue attributable to the Company's own subscribers ("Local Revenue") increased 24% during the first quarter of 1997 to $65.7 million as compared to $52.8 million in first quarter of 1996. Average monthly Local Revenue per subscriber declined 7% to $42 in the first quarter of 1997 compared to $45 in the same period in the prior year. This decline was primarily due to the continued pattern of increased incremental penetration into the segment of consumers who generally use their cellular phones less frequently. Service revenue generated by nonsubscribers roaming into the Company's markets increased less than 1% to $9.4 million in the first quarter of 1997 as compared to $9.3 million in the prior year period. This slight increase resulted from increased usage offset by continued reductions in daily access and usage rates which are occurring in the industry with increasing frequency. The reduced rates affect the Company both as a provider and purchaser of roaming services. The revenue from the Company's customers combined with roaming revenue resulted in overall average monthly revenue per subscriber for the first quarter of 1997 of $48, a decline of 10% from $53 in the prior year period.

Cost of service as a percentage of service revenue decreased to 10% during the first quarter of 1997 from 15% during the same period in 1996 primarily as a result of the Company's continuing effort to reduce the charges associated with roamer fraud. The Company estimates that charges associated with roamer fraud included in cost of service decreased from approximately 3% of service revenue in the first quarter of 1996 to less than 1% during the first quarter of 1997. To address the industry wide increase in fraud, the Company continues its use of detection procedures such as computerized systems which trigger alarms when cellular usage conflicts with subscriber profiles. In addition, implementation of additional technology designed to authenticate valid users will assist the Company in preventing fraud in the future. The costs of these continued detection efforts and implementation of new technologies are expected to be approximately $1.5 million in 1997. Cellular fraud is expected to be a significant industry issue for the foreseeable future.

General and administrative expenses increased 34% or $6.0 million during the first quarter of 1997 as compared to the same period in 1996. General and administrative expenses as a percentage of service revenue remained constant at 31% when compared to the fourth quarter of 1996, but increased from 28% in the first quarter of 1996. This increase is due primarily to compensation expense resulting from increases in the Company's employee base generally in the areas of technical services, customer operations, and new product development. The Company does not anticipate significantly expanding its employee base for the remainder of the year and believes that general and administrative expenses will stabilize as a percentage of service revenue over the remainder of the year.

Marketing and selling expenses increased 16% to $14.5 million during the first quarter of 1997, compared to $12.5 million in the same period in 1996. As a percentage of service revenue, these expenses decreased from 20% in the first quarter of 1996 to 19% in the 1997 period. During the first quarter of 1997, marketing and selling expenses including the net loss on cellular equipment ("Combined Marketing and Selling Expenses") increased to $18.4 million from $13.9 million in the same period in 1996. Combined Marketing and Selling Expenses per net subscriber addition (excluding subscribers gained through acquisitions) increased 17% to $681 in the first quarter of 1997 from $581 during the first quarter of 1996. This increase is primarily due to an increase in the net loss on cellular equipment. Net loss on cellular equipment increased from $1.5 million in the first quarter of 1996 to $3.9 million in the first quarter of 1997, an increase of $2.4 million. The Company continues to sell telephones at or below cost for marketing purposes, and has become more aggressive with phone pricing in response to competitive pressures. Combined Marketing and Selling Expenses per gross subscriber addition (excluding subscribers gained through acquisitions) increased to $312 in the first quarter of 1997 from $277 in the same period in 1996.

Depreciation and amortization expenses increased $4.6 million or 45% during the first quarter of 1997 as compared to 1996. Property and equipment placed in service since April 1, 1996 of approximately $126.5 million accounted for substantially all of this increase.

Interest expense increased $2.3 million or 23% during the first quarter of 1997. This increase primarily resulted from an increase in average borrowings of approximately $112.5 million, and an increase in interest rates on $200 million of borrowings represented by the Debentures, and, to a lesser extent, an increase in average interest rates charged.

Equity in losses of unconsolidated investments increased by $3.6 million. This increase resulted primarily from higher operating, amortization and interest expenses incurred by Inter(bullet)Act as a result of expanding operations which were made possible by a high yield debt financing completed during the third quarter of 1996 for approximately $200 million. See "Liquidity and Capital Resources." As of December 31, 1996, the Company had recognized an amount of losses equal to its investment in IWC and accordingly has suspended recognition of losses on IWC. Similarly, the Company expects to do so for Inter(bullet)Act during 1997.

In the first quarter of 1997, the Company recognized a deferred income tax benefit of $4.0 million, offset by current income tax expense of $20,000. In the fourth quarter of 1996, the Company recognized a deferred income tax benefit of $5.0 million, offset by current income tax expense of $891,000. Management concluded that it is "more likely than not" that a portion of the Company's net deferred income tax assets will be realized. This assessment considered the Company's historical operating trends, current forecasts and certain other factors. Prior to the fourth quarter of 1996, the Company made the assessment that realization of its net deferred income tax assets was uncertain due primarily to its history of operating losses. See "Liquidity and Capital Resources -- Income Taxes".

Net income for the period was $228,000, or $0.01 per share, compared with net income of $2.6 million, or $0.06 per share, reported for the same period a year ago. Net income in the first quarter included an income tax benefit of $4.0 million, or $0.10 per share, resulting from recognition of deferred income tax assets. The Company's first quarter results also included non-operating expenses of $2.3 million, substantially all of which are attributable to the Company's estimate of its proportionate share of losses of Inter(bullet)Act. The Company anticipates recording additional proportionate losses totaling $3.2 million from its investment in Inter(bullet)Act, all of which are expected to be incurred in the second quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to acquire, construct, operate and expand its cellular systems. The Company also explores, on an ongoing basis, possible acquisitions of cellular systems and properties as well as other investment opportunities, some of which may involve significant expenditures or commitments. In addition, although the initial buildout of its cellular system is complete, the Company will continue to construct additional cell sites and purchase cellular equipment to increase capacity as subscribers are added and usage increases, to expand geographic coverage, and to provide for increased portable usage. The Company spent approximately $38.8 million and exchanged certain cellular assets in connection with acquisitions in 1996 and spent approximately $130.8 million on total capital expenditures in 1996. During the three months ended March 31, 1997 the Company incurred approximately $39.4 million in capital expenditures.

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

EBITDA does not represent and should not be considered as an alternative to net income or operating income as determined by generally accepted accounting principles. It should not be considered in isolation from other measures of performance according to such principles, including operating results and cash flows. EBITDA increased to $26.0 million during the first three months of 1997 from $22.2 million in the same period in 1996. Net cash provided by operating activities as shown on the Statement of Cash Flows increased to $10.8 million in the first three months of 1997 as compared to $9.1 million in the same period in 1996. Net cash provided by operating activities in the first three months of 1997 reflects a $2.3 million increase in interest expense, and a change in working capital items of $3.4 million. Investing activities, primarily purchases of property and equipment and acquisitions of investments, used net cash of $34.4 million and $31.3 million in the first three months of 1997 and 1996, respectively. Financing activities provided net cash of $16.1 million and $19.9 million in 1997 and 1996, respectively.

LONG-TERM DEBT. The Company's long-term debt consists primarily of a $675 million credit facility (the "Credit Facility") and $200 million of 93/8% senior debentures (the "Debentures"). On December 23, 1994, the Company completed the closing of its Credit Facility, pursuant to an Amended and Restated Loan Agreement, with various lenders led by The Toronto-

Dominion Bank and The Bank of New York. The Credit Facility, which refinanced the Company's $390 million 1993 Loan Agreement, consists of a $325 million term loan ("Term Loan") and a $350 million revolving loan ("Revolving Loan"). The Revolving Loan is available for capital expenditures, acquisitions of and investments in cellular and other wireless communication interests, and for other general corporate purposes. On April 10, 1996, the Company issued $200 million aggregate principal amount of 93/8% Senior Debentures due 2006 through an underwritten public offering and entered into a related amendment to the Credit Facility. The Credit Facility was amended to permit the issuance of the Debentures and require the structural subordination of the Debentures by making a subsidiary the primary obligor of the Credit Facility and all liabilities of the Company (other than the Debentures) and the owner of all stock and partnership interests of the Company's operating subsidiaries. The net proceeds of the sale of the Debentures were approximately $194.8 million. As of March 31, 1997, $451 million had been borrowed under the Credit Facility, and the Company had available borrowings, subject to certain limitations, under the Revolving Loan portion of the Credit Facility of approximately $224 million.

According to the terms of the Credit Facility, the outstanding amount of the Term Loan as of March 30, 1998 is to be repaid in increasing quarterly installments commencing on March 31, 1998 and terminating at maturity on December 23, 2003. The quarterly installment payments begin at 1.875% of the outstanding principal amount at March 30, 1998 and gradually increase to 5.625% of the principal amount at March 31, 2003, at which time the Term Loan will be repaid. The available borrowings under the Revolving Loan will also be reduced on a quarterly basis commencing on March 31, 1998 and terminating on December 31, 2003. The quarterly reduction begins at 1.875% of the Revolving Loan commitment at March 30, 1998 and gradually increases to 5.625% of the commitment on March 31, 2003 at which time the Revolving Loan will be repaid. As of March 31, 1997, the current portion of long-term debt borrowed under the Credit Facility was $6.2 million.

The Term Loan and the Revolving Loan bear interest at a rate equal to the Company's choice of the Prime Rate (as defined) or Eurodollar Rate (as defined) plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. As of March 31, 1997, the applicable margins on the borrowings were 0.0% and 1.125% per annum for the Prime Rate and Eurodollar Rate, respectively.

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

International Wireless Communication Holdings, Inc. and Foreign Investments. As of March 31, 1996, the Company had invested $13.8 million in International Wireless Communication Holdings, Inc. ("IWC") and owns approximately 36% of the outstanding stock of IWC. IWC is a development stage Company specializing in securing, building and operating wireless businesses, generally other than cellular telephone systems, primarily in Asia and Latin America.

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

In the first quarter of 1997, the Company entered into a stock purchase agreement to purchase from an unrelated third party 7% of the outstanding shares of Star Digitel Limited ("SDL"), a Hong Kong Company whose principal business activities relate to the provision and development of cellular telecommunications services in the People's Republic of China. Pursuant to the stock purchase agreement, the Company's purchase of such shares will occur in two closings, which are subject to the satisfaction of certain conditions, for an aggregate cash consideration of $8.4 million. IWC also recently acquired and maintains a 40% ownership interest in SDL. Subsequent to March 31, 1997, the Company made an initial investment of $3.5 million.

Inter(bullet)Act Systems, Incorporated. As of March 31, 1997, the Company had invested $10.0 million in Inter(bullet)Act Systems, Incorporated ("Inter(bullet)Act") for an ownership interest of approximately 26% of Inter(bullet)Act's outstanding common stock. Inter(bullet)Act is a development stage Company that provides consumer products manufacturers and retailers (currently supermarkets) the ability to offer targeted promotions to retail customers at the point of entry of a retail outlet through an interactive multi-media system utilizing ATM-like terminals.

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

Inter(bullet)Act received approximately $91 million in net proceeds from the above financing which will be used to accelerate the roll-out of its systems in retail supermarkets and, as a result, the net losses incurred by Inter(bullet)Act are expected to grow significantly in future years. The Company records its proportionate share of these losses under the equity method of accounting. The Company anticipates that during the second quarter of 1997 its cumulative proportionate share of Inter(bullet)Act losses will exceed the remaining portion of its investment in Inter(bullet)Act. Accordingly the Company will suspend the recognition of losses attributable to Inter(bullet)Act until such time that the equity method income is available to offset the

Company's share of Inter(bullet)Act's future losses.

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

CAPITAL EXPENDITURES. As of March 31, 1997, the Company had $409.3 million of property and equipment in service. The Company historically has incurred capital expenditures primarily based upon capacity needs in its existing markets resulting from continued subscriber growth. In order to increase geographic coverage and provide for additional portable usage the Company continues to increase the number of sites and add additional capacity to existing sites as it has done over the past few years. As a result of this accelerated network buildout and the continued growth of the Company's subscriber base, capital expenditures were $130.8 million during 1996.

During 1997, the Company plans to continue this accelerated buildout. Capital expenditures for 1997 are estimated to be approximately $120 million and are expected to be funded primarily through internally generated funds. Approximately $90 million of those capital expenditures will be for cellular network equipment, and the remainder will be primarily for rental telephones and computer equipment. During the first quarter of 1997, the Company incurred approximately $39.4 million in capital expenditures.

CAPITAL STOCK. On November 4, 1996, the Company's Board of Directors authorized the repurchase of up to 2,500,000 shares of its Class A Common Stock from time to time in open market or other transactions. As of December 31, 1996 the Company had repurchased 255,000 shares at an average price per share of approximately $17.00. Through March 31, 1997, the Company had repurchased 320,000 additional shares at an average price per share of approximately $14.85. Subsequent to March 31, 1997, the Company repurchased an additional 500,000 shares at an average repurchase price of $13.565 per share.

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

Since inception, the Company has steadily increased its subscriber base and improved its revenues and operating results at rates consistent with management's annual internal forecasts. The Company achieved profitability in 1996 for financial reporting purposes, and management expects improvements in operating results in 1997 and future periods. Although the Company's ongoing operations have generated Federal taxable losses since inception, it expects taxable income in future periods. There can be no assurance that the Company will achieve improvements in its results of operations. See the "Safe Harbor" statement below for a description of certain risks and uncertainties that may affect the Company. Because of these risks and uncertainties, management concluded that forecasts could be made with enough certainty to recognize net deferred income tax assets only over a relatively short-term period. Therefore, the Company recognized only $5.0 million of its $104.2 million net deferred income tax assets at December 31, 1996 and maintained a valuation allowance for the remainder of the Company's $99.2 million of net deferred income tax assets. In the first quarter of 1997, the Company recognized an additional $4.0 million of its net deferred income tax assets. The Company will continue to assess the recognition of additional net deferred tax assets based on its ongoing evaluation of its actual performance and ability to estimate future performance.

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

(b) On March 31, 1997, the Company filed a Form 8-K reporting "Item 5. Other Information," which Item 5 contained a "safe harbor" statement under
     Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to any forward-looking statements that the Company may make in its filings with the Securities and Exchange Commission, press releases and other disclosures.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    VANGUARD CELLULAR SYSTEMS, INC.

Date:         May 15, 1997          By:    /s/        Stephen R.  Leeolou
                                         --------------------------------
                                                      Stephen R.  Leeolou
                                                            President
                                                               and
                                                 Co-Chief Executive Officer


Date:         May 15, 1997          By:    /s/       Stephen L. Holcombe
                                        -------------------------------
                                                      Stephen L. Holcombe
                                                    Executive Vice President
                                                              and
                                                      Chief Financial Officer
                                                    (principal accounting and
                                                    principal financial officer)

                                INDEX TO EXHIBITS


EXHIBIT NO.                                         DESCRIPTION


*3(a) Articles of Incorporation of Registrant as amended through July 25,1995, filed as Exhibit 1 to the Registrant's Form 8-A/A dated July 25, 1995.

*3(b)             Bylaws of Registrant (compilation of July 25, 1995), filed as
                  Exhibit 2 to the Registrant's Form 8-A/A dated July 25, 1995.

*4(a) Specimen Common Stock Certificate, filed as Exhibit 2 to the Registrant's Form 8- A/A dated July 25, 1995.

*4(b)(1) Second Amended and Restated Loan Agreement between Vanguard Cellular Operating Corp. and various lenders led by The Bank of New York and The Toronto-Dominion Bank as agents, dated as of April 10, 1996, filed as Exhibit 4(d)(1) to the Registrant's Form 10-Q/A dated March 31, 1996.

*4(b)(2) VCOC Security Agreement between Vanguard Cellular Operating Corp. and various lenders led by The Bank of New York and The Toronto-Dominion Bank as Secured Party, dated as of April 10, 1996, filed as Exhibit 4(d)(2) to the Registrant's Form 10-Q/A dated March 31, 1996.

*4(b)(3) Second Amended and Restated Master Subsidiary Security Agreement between certain subsidiaries of the Registrant and various lenders led by The Bank of New York and The Toronto-Dominion Bank, as Secured Party, dated as of April 10, 1996, filed as Exhibit 4(d)(3) to the Registrant's Form 10-Q/A dated March 31, 1996.

*4(b)(4) Assignment, Bill of Sale and Assumption Agreement by and between Registrant and Vanguard Cellular Financial Corp., dated as of April 10, 1996, filed as Exhibit 4(d)(4) to the Registrant's Form 10-Q/A dated March 31, 1996.

*4(b)(5) First Amendment to Second Amended and Restated Loan Agreement between Vanguard Cellular Operating Corp. and various lenders led by the Bank of New York and the Toronto-Dominion Bank as agents, dated as of July 31, 1996, filed as Exhibit 4(d)(5) to the Registrant's Form 10-Q dated September 30, 1996 and confirmed electronically as Exhibit 4(d)(5) to the Registrant's 10-Q/A dated September 30, 1996.

*4(b)(6) Second Amendment to Second Amended and Restated Loan Agreement between

                  Vanguard Cellular Operating Corp. and various lenders led by the Bank of New York and The Toronto-Dominion Bank as agents, dated as of October 9, 1996, filed as Exhibit 4(d)(6) to the Registrant's Form 10-Q dated September 30, 1996 and confirmed electronically as Exhibit 4(d)(6) to the Registrant's 10-Q/A dated September 30, 1996.


4(b)(7)           Third Amendment to Second Amended and Restated Loan
                  Agreement between Vanguard Celluar Operating Corp. and various lenders led by the Bank of New York and The Toronto-Dominion Bank as agents, dated as of March 31, 1997.

*4(c)(1) Indenture dated as of April 1, 1996 between Registrant and The Bank of New York as Trustee, filed as Exhibit 4(e)(1) to the Registrant's Form 10-Q/A dated March 31, 1996.

*4(c)(2) First Supplemental Indenture, dated as of April 1, 1996 between Registrant and The Bank of New York as Trustee, filed as Exhibit 4(e)(2) to the Registrant's Form 10-Q/A dated March 31, 1996.

11 Calculation of fully diluted earnings per share for the three months ended March 31, 1997 and 1996.

27                Financial Data Schedule.


-------------------------


*    Incorporated by reference to the statement or report indicated.