Form 10-K/A
period 1996-12-31
VANGUARD CELLULAR SYSTEMS INC
filed 1997-06-30
CIK 771178

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 2)

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

                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           YES   [X]     NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [X]

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


                                         VANGUARD CELLULAR SYSTEMS, INC.

                                         By: /s/      STEPHEN L. HOLCOMBE

                                                    STEPHEN L. HOLCOMBE
                                                  CHIEF FINANCIAL OFFICER
                                                 (PRINCIPAL ACCOUNTING AND
                                               PRINCIPAL FINANCIAL OFFICER)

Date: June 30, 1997

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                                          PAGE
Vanguard Cellular Systems, Inc. and Subsidiaries
  Consolidated Balance Sheets, December 31, 1996 and 1995..............................................................    *
  Consolidated Statements of Operations for the Years ended December 31, 1996, 1995 and 1994...........................    *
  Consolidated Statements of Changes in Shareholders' Equity for the Years ended
     December 31, 1996, 1995 and 1994..................................................................................    *
  Consolidated Statements of Cash Flows for the Years ended December 31, 1996, 1995 and 1994...........................    *
  Notes to Consolidated Financial Statements...........................................................................    *
  Report of Independent Public Accountants.............................................................................    *
  Schedule I -- Condensed Financial Information of the Registrant......................................................    *
  Schedule II -- Valuation and Qualifying Accounts.....................................................................    *
Financial Statements of Certain Significant 50% or less Owned Persons..................................................    F-2**

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

 * Previously filed as Financial Statements and Schedules of Form 10-K.

** Financial Statements for Syarikat Telefon Wireless (M) Sdn Bhd and its subsidiary, a foreign business, are filed herein as permitted by Rule 3-09. All other Financial Statements of Certain Significant 50% or less Owned Persons were previously filed as Financial Statements and Schedules of Form 10-K.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Syarikat Telefon Wireless (M) Sdn Bhd

We have audited the consolidated balance sheets of Syarikat Telefon Wireless (M) Sdn Bhd ("STW") and its subsidiary as at 31 December 1996 and 1995 and the related consolidated profit and loss accounts, statements of shareholders' equity and cash flow for the three years ended 31 December 1996 together with the notes, set out on pages F-7 to F-13. These Consolidated Financial Statements are the responsibility of STW's management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

We conducted our audits in accordance with registrant's local standards that are substantially equivalent to auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects the financial position of STW and its subsidiary as of 31 December 1996 and 1995, and of the results of their operations and cash flows for each of the years in the three year period ended 31 December 1996, in conformity with generally accepted accounting principles in Malaysia.

The accompanying financial statements have been prepared assuming that STW will continue as a going concern. As reflected in the financial statements, STW has suffered recurring losses from operations and has net current liabilities that raise doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Generally accepted accounting principles in Malaysia vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have affected stockholders' equity as of 31 December 1996 and 1995, and results of operations for each of the years in the three year period ended 31 December 1996 to the extent summarised in Note 19 to the Consolidated Financial Statements.

                                      KPMG PEAT MARWICK
                                      Public Accountants
                                      Kuala Lumpur

Date: 17 April 1997

           SYARIKAT TELEFON WIRELESS (M) SDN. BHD. AND ITS SUBSIDIARY
                           (INCORPORATED IN MALAYSIA)

      CONSOLIDATED BALANCE SHEETS AT 31 DECEMBER 1996 AND 31 DECEMBER 1995

                                                                                       1996           1996           1995
                                                                                        USD            RM             RM
ASSETS
CURRENT ASSETS
  Cash and cash equivalent (Note 3)..............................................        80,038        200,094      3,067,969
  Trade debtors, net of allowance for doubtful debts of RM500,000 (1996) and nil
     (1995)......................................................................       363,258        908,146        334,409
  Interconnect debtor -- net (Note 4)............................................        35,899         89,748             --
  Other debtors..................................................................        69,996        174,990        439,274
  Deposits & prepayments.........................................................       294,280        735,699        471,918
Total current assets.............................................................       843,471      2,108,677      4,313,570
Fixed assets, net of accumulated depreciation of RM14,460,521 (1996) and
  RM5,993,049 (1995)( Note 6)....................................................    40,221,566    100,553,915     80,383,813
License fee and related costs, net of accumulated amortisation of RM938,600
  (1996) and RM30,000 (1995) (Note 7)............................................       638,160      1,595,400      2,504,000
Fixed deposit (Note 3)...........................................................       400,000      1,000,000      1,000,000
Total assets.....................................................................    42,103,197    105,257,992     88,201,383
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable...............................................................        37,856         94,640             --
  Interconnect creditor -- net (Note 4)..........................................            --             --        531,499
  Customers deposits.............................................................       242,912        607,279        233,471
  Other creditors and accruals...................................................     1,212,158      3,030,395        257,381
  Equipment supplier creditor....................................................     2,747,196      6,867,991      3,926,233
  Consultancy fees payable.......................................................            --             --        392,573
  Provision for compensation to former shareholder...............................            --             --      2,000,000
  Current portion of term loan (secured) (Note 8)................................     2,600,000      6,500,000             --
  Hire purchase creditors (Note 9)...............................................        55,316        138,290        108,398
  Taxes payable..................................................................       109,708        274,270         43,550
Total current liabilities........................................................     7,005,146     17,512,865      7,493,105
Term loan (secured) less current position (Note 8)...............................    33,778,689     84,446,722     54,639,164
Hire purchase creditors (Note 9).................................................       149,632        374,080        349,477
SHAREHOLDERS' EQUITY:
  Common stock -- RM1.00 par value, authorised 50,000,000 shares;
     issued and fully paid-up 50,000,000 (1996) and 46,418,000 (1995)
     shares (Note 10)............................................................    20,000,000     50,000,000     46,418,000
  Common stock subscription monies (Note 11).....................................     1,600,000      4,000,000             --
  Revaluation reserve (Note 12)..................................................     1,188,573      2,971,432      2,971,432
  Accumulated deficit............................................................   (21,618,843)   (54,047,107)   (23,669,795)
Total shareholders' equity.......................................................     1,169,730      2,924,325     25,719,637
Total liabilities and shareholders' equity.......................................    42,103,197    105,257,992     88,201,383

 The notes set out on pages F-7 to F-13 form an integral part of, and should be read in conjunction with, these accounts.

           SYARIKAT TELEFON WIRELESS (M) SDN. BHD. AND ITS SUBSIDIARY
                           (INCORPORATED IN MALAYSIA)

                     CONSOLIDATED PROFIT AND LOSS ACCOUNTS

                   FOR THE THREE YEARS ENDED 31 DECEMBER 1996

                                                                         1996           1996           1995           1994
                                                                          USD            RM             RM             RM
REVENUE
  Telecommunication revenues.......................................     1,491,917      3,729,792        934,808        43,240
  Income from property rentals.....................................       381,034        952,584        944,485       191,258
Total revenue......................................................     1,872,951      4,682,376      1,879,293       234,498
OPERATING EXPENSES
  Cost of telecommunication revenues...............................     1,833,304      4,583,260      1,481,697       288,959
  Depreciation.....................................................     3,658,315      9,145,787      5,669,938       662,039
  Loss on return of fixed assets to a vendor.......................       986,574      2,466,435             --            --
  Loss on disposal of fixed assets.................................            --             --         36,700            --
  Fixed assets written off.........................................       318,504        796,261             --            --
  Amortisation of licence fee and related costs....................       363,440        908,600         15,000        15,000
  General and administrative expenses..............................     2,999,740      7,499,350      9,747,688     3,772,420
  Preliminary and pre-operating expenses...........................            --             --             --       406,500
Total operating expenses...........................................    10,159,877     25,399,693     16,951,023     5,144,918
Operating loss.....................................................    (8,286,926)   (20,717,317)   (15,071,730)   (4,910,420)
OTHER INCOME/(EXPENSE)
  Provision for compensation to former shareholder.................            --             --     (2,000,000)           --
  Interest income..................................................        76,646        191,614         27,466       102,923
  Interest expense.................................................    (3,848,644)    (9,621,609)    (1,661,690)     (105,117)
Net loss before income taxes.......................................   (12,058,924)   (30,147,312)   (18,705,954)   (4,912,614)
Income taxes (Note 15).............................................       (92,000)      (230,000)       (17,000)      (26,753)
Net loss...........................................................   (12,150,924)   (30,377,312)   (18,722,954)   (4,939,367)

 The notes set out on pages F-7 to F-13 form an integral part of, and should be read in conjunction with, these accounts.

                    SYARIKAT TELEFON WIRELESS (M) SDN. BHD.
                           (INCORPORATED IN MALAYSIA)

                       CONSOLIDATED CASH FLOW STATEMENTS

                   FOR THE THREE YEARS ENDED 31 DECEMBER 1996

                                                                        1996           1996           1995           1994
                                                                         USD            RM             RM             RM
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss........................................................   (12,150,924)   (30,377,312)   (18,722,954)    (4,939,367)
  Adjustments to reconcile net loss to cash used in operating activities
  Depreciation....................................................     3,658,315      9,145,787      5,669,938        662,039
  Loss on return of fixed assets to a vendor......................       986,574      2,466,435             --             --
  Loss on disposal of fixed assets................................            --             --         36,700             --
  Provision for compensation to former shareholder................            --             --      2,000,000             --
  Amortisation of license fee and related costs...................       363,440        908,600         15,000         15,000
  (Increase)/decrease in interconnect, trade and other debtors....      (372,280)      (930,700)      (157,527)            --
  Increase/(decrease) in other current liabilities................     1,231,555      3,078,887        (72,346)     1,454,381
  Increase in fixed deposits......................................            --             --     (1,000,000)            --
  Increase in licence fee and related costs.......................            --             --     (2,234,000)      (300,000)
  Decrease in deferred expenses...................................            --             --             --        404,000
  Fixed assets written off........................................       318,504        796,261             --             --
  Payment of compensation to former shareholder...................      (800,000)    (2,000,000)            --             --
  Tax refund......................................................           288            720             --             --
  Net cash used in operating activities...........................    (6,764,528)   (16,911,322)   (14,465,189)    (2,703,947)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets........................................   (16,881,540)   (42,203,849)   (54,169,326)   (29,690,572)
  Proceeds from return of fixed assets to a vendor................     3,850,106      9,625,266             --             --
  Proceeds from disposal of fixed assets..........................            --             --         96,500          8,363
  Increase in deposits and prepayments............................      (105,512)      (263,781)      (346,672)      (604,399)
  Increase in equipment supplier creditor.........................     1,176,703      2,941,758      3,926,233       (125,246)
  Net cash used in investing activities...........................   (11,960,243)   (29,900,606)   (50,493,265)   (30,411,854)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from term loan.........................................    14,523,023     36,307,558     54,639,164      6,245,498
  Repayment of term loan..........................................            --             --     (6,245,498)            --
  Loan (to)/from shareholders.....................................            --             --    (13,670,700)    13,670,700
  Common stock subscription monies................................     1,600,000      4,000,000             --             --
  Proceeds from issue of shares...................................     1,432,800      3,582,000     30,138,000     13,780,000
  Increase in hire purchase.......................................        21,798         54,495        345,894        111,981
  Net cash from financing activities..............................    17,577,621     43,944,053     65,206,860     33,808,179
Net (decrease)/increase in cash and cash equivalents..............    (1,147,150)    (2,867,875)       248,406        692,378
Cash and cash equivalents at beginning of year....................     1,227,188      3,067,969      2,819,563      2,127,185
Cash and cash equivalents at end of year..........................        80,038        200,094      3,067,969      2,819,563
Supplemental information:
(i)   Cash paid for:
       Interest...................................................     2,648,033      6,620,082      1,661,690        106,048
       Income taxes...............................................            --             --            450            753
(ii)  Supplemental schedules on non-cash investing activities:
       Revaluation of fixed assets................................            --             --      2,971,432             --

 The notes set out on pages F-7 to F-13 form an integral part of, and should be read in conjunction with, these accounts.

                    SYARIKAT TELEFON WIRELESS (M) SDN. BHD.
                           (INCORPORATED IN MALAYSIA)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   FOR THE THREE YEARS ENDED 31 DECEMBER 1996

                                                      ORDINARY SHARES     SUBSCRIPTION                    REVALUATION
                                                        OF RM1 EACH          MONIES          DEFICIT        RESERVE         TOTAL
                                                             RM                RM              RM             RM             RM
BALANCE AT 31 December 1993........................       2,500,000                --           (7,474)           --      2,492,526

1994
Ordinary shares issued.............................      13,780,000                --               --            --    13,780,000
Net loss for the year ended 31 December 1995.......              --                --       (4,939,367)           --    (4,939,367)
BALANCE AT 31 DECEMBER 1994........................      16,280,000                --       (4,946,841)           --    11,331,159

1995
Ordinary shares issued.............................      30,138,000                --               --            --    30,138,000
Revaluation reserve................................              --                --               --     2,971,432     2,971,432
Net loss for the year ended 31 December 1995.......              --                --      (18,722,954)           --   (18,722,954)
BALANCE AT 31 DECEMBER 1995........................      46,418,000                --      (23,669,795)    2,971,432    25,719,637

1996
Ordinary shares issued.............................       3,582,000                --               --            --     3,582,000
Common stock subscription monies...................              --         4,000,000               --            --     4,000,000
Net loss for the year ended 31 December 1996.......              --                --      (30,377,312)           --   (30,377,312)
BALANCE AT 31 DECEMBER 1996........................      50,000,000         4,000,000      (54,047,107)    2,971,432     2,924,325

 The notes set out on pages F-7 to F-13 form an integral part of, and should be read in conjunction with, these accounts.

                    SYARIKAT TELEFON WIRELESS (M) SDN. BHD.
                           (INCORPORATED IN MALAYSIA)

                             NOTES TO THE ACCOUNTS

1. PRINCIPAL ACTIVITIES

     The principal activity of the Company is provision of telecommunication services. The principal activities of the subsidiary is disclosed in Note 5.

     These activities have remained unchanged during the period.

2. SIGNIFICANT ACCOUNTING POLICIES

  2.1 BASIS OF PREPARATION

     The accounts of the Company and its subsidiary have been prepared under the historical cost convention modified to include the revaluation of certain properties and in compliance with approved Malaysian accounting standards, and on a going concern basis on the assumption that the shareholders and/or lender banks will continue to provide the necessary financial support to enable the Company to continue its operations.

     Certain comparative figures have been reclassified to conform with the current year's presentation.

  2.2 BASIS OF CONSOLIDATION

     The consolidated accounts incorporate the audited accounts of the Company and its subsidiary.

     Inter-company transactions are eliminated on consolidation and the consolidated accounts reflect external transactions only.

  2.3 FIXED ASSETS AND DEPRECIATION

     Leasehold land and building will be amortised over the period of the lease. Other fixed assets are stated at cost less accumulated depreciation.

     Depreciation of fixed assets is calculated on the straight lines basis to write off the cost of the assets over their expected useful lives.

     The principal annual rates used are as follows:

Leasehold land and building                              Over the period of the lease of 80 years
Furniture and fittings                                                     15%
Office equipment                                                           15%
Telecommunication network equipment                                       5%-15%
Plant and machinery                                                        20%
Motor vehicles                                                             20%
Renovation                                                                 15%

  2.4 DEFERRED TAXATION

     Provision for deferred taxation is made on the liability method for all timing differences except where no liability is expected to arise in the foreseeable future. Deferred tax benefits are only recognised when there is a reasonable expectation of realisation in the near future.

  2.5 FOREIGN CURRENCY

     Assets and liabilities in foreign currencies are translated into Ringgit Malaysia at rates of exchange ruling at the balance sheet date and items in the profit and loss account are converted at rates ruling on the transaction dates. Exchange differences are dealt with in the profit and loss account. There were no significant exchange differences during the three years ended 31 December 1996.

                    SYARIKAT TELEFON WIRELESS (M) SDN. BHD.
                           (INCORPORATED IN MALAYSIA)

                       NOTES TO THE ACCOUNTS -- CONTINUED

2. SIGNIFICANT ACCOUNTING POLICIES -- Continued
  2.6 HIRE PURCHASE

     Fixed assets acquired under hire purchase agreements are capitalised in the accounts and the corresponding obligation treated as a liability. Finance charges are allocated to the profit and loss account over the lease periods to give a constant periodic rate of interest on the remaining hire purchase liabilities.

  2.7 CAPITALISATION OF BORROWING COSTS

     Borrowing costs which relate to fixed assets have not been capitalised as the time taken to install and to bring the fixed assets to their present location and condition, and ready for their intended use, is insignificant.

  2.8 TRANSLATIONS OF MALAYSIAN RINGGIT AMOUNT INTO UNITED STATES DOLLAR AMOUNTS

     The financial statements are stated in Ringgit Malaysia (RM). The translations of the RM amounts into United States dollars (USD) are included solely for the convenience of the readers, using the standard average buying and selling rates used by the Group for 31 December 1996 of RM2.50 to USD1. The convenience translations should not be construed as representations that the RM amounts have been, could have been, or could in the future be, converted into USD at this or any other rate of exchange.

3. CASH AND CASH EQUIVALENTS AND DEPOSITS

                                                                                             1996          1995
                                                                                              RM            RM
Cash and bank balances.................................................................      200,094       267,969
Deposits with licenced banks...........................................................    1,000,000     3,800,000
                                                                                           1,200,094     4,067,969
Non-current deposits...................................................................   (1,000,000)   (1,000,000)
Cash and cash equivalents..............................................................      200,094     3,067,969

     Non-current deposits with licenced banks comprise RM1,000,000 (1995-RM1,000,000) pledged as security for a syndicated term loan granted to the Company.

4. INTERCONNECT DEBTOR/(CREDITOR) -- NET

                                                                                               1996         1995
                                                                                                RM           RM
Interconnect debtor......................................................................    1,660,468          --
Interconnect creditor....................................................................   (1,570,720)   (531,499)
Net debtor/(creditor)....................................................................       89,748    (531,499)

     These amounts arise from interconnect charges between the Company and the largest telephone operator in Malaysia.

5. SUBSIDIARY COMPANY

     The subsidiary company, incorporated in Malaysia, is as follows:

                                                                                                 PERCENTAGE OF
                                                                                                  EQUITY HELD
               NAME OF COMPANY                               PRINCIPAL ACTIVITIES                1996     1995
Segar Kasturi Sdn Bhd                                       Investment in property               100%     100%
The investment in the subsidiary was acquired in 1994.

                    SYARIKAT TELEFON WIRELESS (M) SDN. BHD.
                           (INCORPORATED IN MALAYSIA)

                       NOTES TO THE ACCOUNTS -- CONTINUED

6. FIXED ASSETS

                                                                                                      DEPRECIATION
                                                            COST/       ACCUMULATED     NET BOOK      CHARGE FOR
                                                          VALUATION     DEPRECIATION      VALUE        THE YEAR
1996                                                         RM             RM             RM             RM
Freehold land -- at cost..............................       104,755            --         104,755             --
Leasehold land and building -- at valuation
  and cost............................................    15,070,000       137,396      14,932,604        137,396
Telecommunication network equipment...................    90,594,407    12,223,274      78,371,133      7,628,091
Renovation............................................     2,439,547       617,305       1,822,242        365,927
Furniture and fittings................................       455,061       136,805         318,256         68,253
Office equipment......................................     4,578,373       817,480       3,760,893        670,875
Plant and machinery...................................       325,170       125,487         199,683         65,033
Motor vehicles........................................     1,056,860       402,774         654,086        210,212
Equipment in suspense.................................       390,263            --         390,263             --
                                                         115,014,436    14,460,521     100,553,915      9,145,787


                                                                                                      DEPRECIATION
                                                            COST/       ACCUMULATED     NET BOOK      CHARGE FOR
                                                          VALUATION     DEPRECIATION      VALUE        THE YEAR
1995                                                         RM             RM             RM             RM
Freehold land -- at cost..............................       104,755            --         104,755             --
Leasehold land and building -- at valuation...........    15,070,000            --      15,070,000        155,110
Telecommunication network equipment...................    67,358,973     5,273,497      62,085,476      4,882,949
Renovation............................................     1,582,727       251,379       1,331,348        237,409
Furniture and fittings................................       380,322        68,552         311,770         57,049
Office equipment......................................       771,929       146,605         625,324        115,790
Plant and machinery...................................       302,270        60,454         241,816         60,454
Motor vehicles........................................       805,886       192,562         613,324        161,177
                                                          86,376,862     5,993,049      80,383,813      5,669,938

     Certain telecommunication network equipment with net book value of approximately RM41.1 million (1995 -- RM25.5 million) have not commenced utilisation for operations [see Note 18 (iii)].

     During the year ended 31 December 1995, the leasehold land and building of a subsidiary company was revalued by a firm of professional valuers on a fair market value basis (refer note 12). Subsequent additions are stated at cost.

     The leasehold land and building are charged to a financial institution as security for a syndicated term loan granted to the Company (refer note 8).

     Motor vehicles include amounts acquired under hire purchase agreements amounting to RM918,949 (1995 -- RM667,977) at cost.

7. LICENCE FEE AND RELATED COSTS

     This represents licence fee (RM300,000) and other related costs (RM2,234,000) and is amortised over a period of 5 years.

     The 1996 results of operations include amortisation charge for 1995 and 1996 since the other related costs were treated as amount due from a director in 1995. The impact of this change is not material on the Company's consolidated financial statements.

                    SYARIKAT TELEFON WIRELESS (M) SDN. BHD.
                           (INCORPORATED IN MALAYSIA)

                       NOTES TO THE ACCOUNTS -- CONTINUED

8. TERM LOAN (SECURED)

                                                                                1996          1995
                                                                                 RM            RM
Amount outstanding........................................................   90,946,722    54,639,164
Less: Amount due and repayable and due within twelve months...............    6,500,000            --
                                                                             84,446,722    54,639,164

     The term loan facility of RM91.0 million has been almost fully drawn down during the year and is secured by way of fixed and floating amounts of certain assets of the Group including leasehold land and building and fixed deposits with licenced bank and are jointly and severally guaranteed by certain directors of the Company and a corporate guarantee from a majority shareholder. The loans are subject to interest at 2.5% above the base lending rates of the participating financial institutions. The loans are repayable in eleven instalments, the first instalment of which is due on 8 October 1997 and subsequent instalments due on six monthly intervals thereafter.

9. HIRE PURCHASE CREDITORS

                                                                                    1996       1995
                                                                                     RM         RM
Amount outstanding..............................................................   680,799    603,361
Less: Unearned interest.........................................................   168,429    145,486
                                                                                   512,370    457,875

Amount due within twelve months.................................................   138,290    108,398
Amount due after twelve months..................................................   374,080    349,477
                                                                                   512,370    457,875

     The hire purchase agreements are unsecured, bear interest rates ranging from 5.8% to 7.5% and are repayable at equal instalments on a monthly basis over a maximum period of 60 months.

10. SHARE CAPITAL (COMMON STOCK)

                                                                  1996          1995          1994
                                                                   RM            RM            RM
Authorised -- Ordinary shares of RM1 each
  At 1 January..............................................   50,000,000    50,000,000     5,000,000
  Increase during the year..................................           --            --    45,000,000
  At 31 December............................................   50,000,000    50,000,000    50,000,000
Issued and fully paid -- Ordinary shares of RM1 each
  At 1 January..............................................   46,418,000    16,280,000     2,500,000
  Add: Issue of ordinary shares at par......................    3,582,000    30,138,000    13,780,000
  At 31 December............................................   50,000,000    46,418,000    16,280,000

11. COMMON STOCK SUBSCRIPTION MONIES

     These are amounts paid by existing shareholders for the purpose of conversion into issued and paid-up share capital. These amounts were fully converted into issued and paid-up capital subsequent to the year end as disclosed in Note 18 (i).

                    SYARIKAT TELEFON WIRELESS (M) SDN. BHD.
                           (INCORPORATED IN MALAYSIA)

                       NOTES TO THE ACCOUNTS -- CONTINUED

12. REVALUATION RESERVE

     In 1995, leasehold land and building were re-appraised to give a valuation of RM15,070,000 based on open market value by an independent firm of professional valuers. This revaluation was incorporated in the accounts at 31 December 1995.

13. HOLDING COMPANY

     The holding company (majority shareholder) is Shubila Holdings Sdn. Bhd., a company incorporated in Malaysia.

14. TURNOVER

     Turnover comprises gross billings in the provision of telecommunication services and rental of office block.

15. INCOME TAXES

                                                                            1996       1995      1994
                                                                             RM         RM        RM
Current taxation........................................................   230,000    17,000    27,000
Overprovision of income taxes in the prior years........................        --        --      (247)
                                                                           230,000    17,000    26,753

     The income taxes of the Group mainly relates to rental income of the subsidiary.

16. DEFERRED TAXATION

     Subject to agreement by the Inland Revenue Board, the Group has potential deferred tax benefit at 30% amounting to RM12,811,000 (1995 -- RM6,089,000; 1994 -- 1,250,000) not taken up in the accounts as calculated under the liability method in respect of the following items:

                                                                 1996           1995           1994
                                                                  RM             RM             RM
Unabsorbed capital allowances..............................    36,707,000     22,524,000     5,128,000
Excess of net book value on book basis over tax
  basis of fixed assets....................................   (23,310,000)   (16,834,000)   (4,652,000)
                                                               13,397,000      5,690,000       476,000
Unabsorbed tax losses......................................    28,807,000     14,606,000     3,691,000
Other timing differences...................................       500,000             --            --
                                                               42,704,000     20,296,000     4,167,000

17. CONTRACTUAL COMMITMENT

     The Company has contracted with an equipment supplier that purchases of telecommunication equipment for 500,000 lines will be from this supplier. The Company is currently negotiating to terminate this agreement and the directors are of the opinion that the outcome will be successful and there will be no further financial obligation arising from this termination.

18. EVENTS SUBSEQUENT TO BALANCE SHEET DATE

     The following events occurred subsequent to the balance sheet date:

          (i) There was an increase in the issued and paid-up capital by RM10,000,000 comprising RM4,000,000 conversion of subscription monies and a further capital injection of RM6,000,000 by existing shareholders.

                    SYARIKAT TELEFON WIRELESS (M) SDN. BHD.
                           (INCORPORATED IN MALAYSIA)

                       NOTES TO THE ACCOUNTS -- CONTINUED

18. EVENTS SUBSEQUENT TO BALANCE SHEET DATE -- Continued
          (ii) The Company has finalised the terms of the Interconnect Agreement with Telekom Malaysia Bhd which shall apply nationwide and the said agreement is expected to be signed shortly.

          (iii) Consequent to signing of the Interconnect Agreement as stated above, the Company will be positioned to commence services in the Klang Valley where STW's telecommunication equipment which have been installed are ready for commencement of operations.

          (iv) The Company has approved to enter into contract to purchase Wireless Local Loop telecommunication equipment on long term credit basis from Lucent Technology Sdn Bhd and the contract is likely to be signed in late April 1997.

19. RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
(GAAP)

     The accompanying financial statements are prepared in accordance with GAAP in Malaysia, which differ in certain significant respects to the GAAP in the United States (US). The significant differences are described below. Other differences do not have a significant effect on the consolidated net loss after tax or shareholders' equity.

     The estimated effects of the significant adjustments to the consolidated net loss after tax and shareholders' equity which would be required if US GAAP were applied instead of Malaysian GAAP are summarised as follows:

                                                                  1996           1995           1994
                                                      NOTE         RM             RM             RM
Net loss after tax -- Malaysian GAAP...............            (30,377,312)   (18,722,954)   (4,939,367)
Adjustments:
  Preliminary expenditure..........................    (i)              --             --         6,591
  Pre-operating expenditure........................    (i)              --             --       397,409
  Consultants fees.................................              1,332,769      2,124,087     1,110,705
  Amortisation of consultants fees.................   (ii)        (228,378)      (106,205)      (55,535)
  Debt issuance costs..............................                114,947      2,413,712            --
  Amortisation of debt issuance costs..............   (iii)       (361,237)      (344,816)           --
  Depreciation of leasehold land & building........   (iv)        (172,824)      (155,110)     (155,110)
Net loss after tax -- US GAAP......................            (29,692,035)   (14,791,286)   (3,635,307)


                                                                  1996           1995           1994
                                                      NOTE         RM             RM             RM
Total shareholders equity -- Malaysian GAAP........              2,924,325     25,719,637    11,333,159
Adjustments:
  Preliminary expenditure..........................    (i)              --             --         6,591
  Pre-operating expenditure........................    (i)              --             --       397,409
  Consultants fees -- (cumulative).................   (ii)       4,567,561      3,234,792     1,110,705
  Amortisation of consultants fees --
     (cumulative)..................................   (ii)        (390,118)      (161,740)      (55,535)
  Debt issuance costs..............................   (iii)      2,528,659      2,413,712            --
  Amortisation of debt issuance costs..............   (iii)       (706,053)      (344,816)           --
  Depreciation of leasehold land &
     building -- (cumulative)......................   (iv)        (483,044)      (310,220)     (155,110)
  Revaluation reserve..............................    (v)      (2,971,432)    (2,971,432)           --
  Total shareholders equity -- US GAAP.............              5,469,898     27,579,933    12,637,219

                    SYARIKAT TELEFON WIRELESS (M) SDN. BHD.
                           (INCORPORATED IN MALAYSIA)

                       NOTES TO THE ACCOUNTS -- CONTINUED

19. RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
(GAAP) -- Continued
     (i) Preliminary and pre-operating expenditure

     Preliminary and pre-operating expenditure are deferred for Malaysian GAAP and written off in the year the company commences operations. However, these costs are normally expensed as incurred under US GAAP.

     (ii) Consultants fees

     Consultants fees in relation to the installation of telecommunication has been written-off as incurred as allowed under Malaysia GAAP. However, these costs are normally capitalised and amortised under US GAAP.

     (iii) Debt issuance costs

     Debt issuance costs in relation to the term loan has been written-off as incurred as allowed under Malaysian GAAP. However, these amounts are normally capitalised and amortised under US GAAP.

     The amortisation rate used is 7 years, consistent with the tenure of the loan.

     (iv) Depreciation of leasehold land and buildings

     Leasehold land and building have been depreciated over the lease period of 80 years as allowed under Malaysian GAAP. However, under US GAAP, assets may be depreciated up to 40 years only.

     (v) Revaluation reserve

     Revaluation performed by professional valuers of fixed assets are taken up in the accounts for Malaysian GAAP. However, this is not incorporated in the accounts under US GAAP.

20. VALUATION AND QUALIFYING ACCOUNTS

     Activity in the Group's allowance for doubtful accounts for the years ended 31 December 1995 and 1996 are as follows:

                                                       BALANCE AT     CHARGED TO    WRITE-OFFS    BALANCE AT
                                                      BEGINNING OF    COSTS AND        AND          END OF
FOR THE YEARS ENDED                                       YEAR         EXPENSES     DEDUCTIONS       YEAR
                                                          RM             RM            RM            RM
31 December 1995...................................           --             --            --            --
31 December 1996...................................           --        500,000            --       500,000

                               INDEX TO EXHIBITS

                                                                                            SEQUENTIAL
                                                                                            PAGE
EXHIBIT NO.                                 DESCRIPTION                                     NO.
*   3(a)       Articles of Incorporation of Registrant as amended through July 25,
               1995, filed as Exhibit 1 to the Registrant's Form 8-A/A dated July 25,
               1995.
*   3(b)       Bylaws of Registrant (compilation of July 25, 1995), filed as Exhibit 2 to the Registrant's Form 8-A/A dated July 25, 1995.
*   4(a)       Specimen Common Stock Certificate, filed as Exhibit 4(a) to the
               Registrant's Registration Statement on Form S-1 (File No. 33-18067).
*   4(b)(1)    Amended and Restated Loan Agreement between the Registrant and various lenders led by The Bank of New York and The Toronto-Dominion Bank as
               agents, dated as of December 23, 1994, filed as Exhibit 2(a) to the
               Registrant's Current Report on Form 8-K dated as of December 23, 1994.
*   4(b)(2)    Security Agreement between the Registrant and various lenders led by The
               Bank of New York and The Toronto-Dominion Bank, as Secured Party, dated as of December 23, 1994, filed as Exhibit 2(b) to the Registrant's
               Current Report on Form 8-K dated as of December 23, 1994.
*   4(b)(3)    Master Subsidiary Security Agreement between the Registrant, certain of its subsidiaries and various lenders led by The Bank of New York and The
               Toronto-Dominion Bank, as Secured Party, dated as of December 23, 1994, `
               filed as Exhibit 2(c) to the Registrant's Current Report on Form 8-K
               dated as of December 23, 1994.
*   4(b)(4)    Second Amended and Restated Loan Agreement between Vanguard Cellular
               Operating Corp. and various lenders led by The Bank of New York and The
               Toronto-Dominion Bank as agents, dated as of April 10, 1996, filed as
               Exhibit 4(d)(1) to the Registrant's Form 10-Q/A dated March 31, 1996.
*   4(b)(5)    VCOC Security Agreement between Vanguard Cellular Operating Corp. and various lenders led by The Bank of New York and The Toronto-Dominion
               Bank as Secured Party, dated as of April 10, 1996, filed as Exhibit
               4(d)(2) to the Registrant's Form 10-Q/A dated March 31, 1996.
*   4(b)(6)    Second Amended and Restated Master Subsidiary Security Agreement between certain subsidiaries of the Registrant and various lenders led by The
               Bank of New York and The Toronto-Dominion Bank, as Secured Party, dated as of April 10, 1996, filed as Exhibit 4(d)(3) to the Registrant's Form
               10-Q/A dated March 31, 1996.
*   4(b)(7)    Assignment, Bill of Sale and Assumption Agreement by and between
               Registrant and Vanguard Cellular Financial Corp., dated as of April 10,
               1996, filed as Exhibit 4(d)(4) to the Registrant's Form 10-Q/A dated
               March 31, 1996.
*   4(b)(8)    Indenture dated as of April 1, 1996 between Registrant and The Bank of
               New York as Trustee, filed as Exhibit 4(e)(1) to the Registrant's Form
               10-Q/A dated March 31, 1996.
*   4(b)(9)    First Supplemental Indenture, dated as of April 1, 1996 between
               Registrant and The Bank of New York as Trustee, filed as Exhibit 4(e)(2)
               to the Registrant's Form 10-Q/A dated March 31, 1996.
*  10(a)(1)    Amended and Restated Stock Compensation Plan of the Registrant approved
               April 22, 1987 by the Shareholders of the Registrant, with forms of stock bonus and stock option agreements attached, filed as Exhibit 10
               (a) to the Registrant's Registration Statement, on Form S - 1 (File No.
               33 - 18067).
*  10(a)(2)    Amendment to Amended and Restated Stock Compensation Plan of the
               Registrant approved May 2, 1989 by the Shareholders of the Registrant, filed as Exhibit 4(h)(2) to the Registrant's Quarterly Report on Form
               10-Q for the quarter ended March 31, 1989.

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

                                                                                            SEQUENTIAL
                                                                                            PAGE
EXHIBIT NO.                                 DESCRIPTION                                     NO.
*  10(a)(14)   Form on Nonqualified Option Agreements dated October 12, 1987 between the Registrant and Stephen L. Holcombe, Ralph E. Hiskey, John F. Dille,
               Jr., Charles T. Hagel, L. Richardson Preyer, Sr. and Robert A.
               Silverberg, filed as Exhibit 10(a)(5) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
*  10(a)(15)   Nonqualified Option Agreements dated October 12, 1987 between the
               Registrant and Robert M. DeMichele, John F. Dille, Jr., L. Richardson
               Preyer, Sr., Robert A. Silverberg and Thomas I. Storrs, filed as Exhibit
               10(a)(8) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
*  10(a)(16)   Form of Incentive Stock Option Agreements dated March 3, 1988 between the Registrant and Stephen L. Holcombe and Richard C. Rowlenson, filed as Exhibit 10(a)(9) to the Registrant's Annual Report on Form 10-K for
               the fiscal year ended December 31, 1988.
*  10(a)(17)   Form of Incentive Stock Option Agreements dated June 23, 1988 between the Registrant and Charles T. Hagel, Haynes G. Griffin, L. Richardson
               Preyer, Jr., and Stephen R. Leeolou, filed as Exhibit 10(a)(10) to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1988.
* *10(a)(18)   Amended and restated 1994 Long-Term Incentive Plan, approved by the
               Registrant's Board of Directors on February 26, 1997.
*  10(a)(19)   Senior Management Severance Plan of the Registrant adopted March 8,
               1995, filed as Exhibit 10(a)(19) to the Registrant's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1994.
*  10(a)(20)   Form of Severance Agreement for Senior Management Employees of the
               Registrant, filed as Exhibit 10(a)(20) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
*  10(a)(21)   Form of Incentive Stock Agreement dated March 7, 1995 between the
               Registrant and Haynes G. Griffin, Steven L. Holcombe, Richard C.
               Rowlenson and Stuart S. Richardson filed as Exhibit 10(a)(21) to the
               Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995.
*  10(a)(22)   Form of Nonqualified Option Agreement dated March 7, 1995 between the
               Registrant and Haynes G. Griffin, Stephen R. Leeolou, L. Richardson
               Preyer, Jr., Stephen L. Holcombe, Richard C. Rowlenson and Stuart S.
               Richardson, filed as Exhibit 10(a)(22) to the Registrant's Quarterly
               Report on Form 10-Q for the quarterly period ended March 31, 1995.
*  10(b)(1)    Loan Agreement between the Registrant and various lenders led by The
               Bank of New York and The Toronto-Dominion Bank as agents, dated as of
               December 23, 1994, filed as Exhibit 2(a) to the Registrant's Current
               Report on Form 8-K dated as of December 23, 1994.
*  10(b)(2)    Security Agreement between the Registrant and various lenders led by The
               Bank of New York and The Toronto-Dominion Bank, as Secured Party, dated as of December 23, 1994, filed as Exhibit 2(b) to the Registrant's
               Current Report on Form 8-K dated as of December 23, 1994.
*  10(b)(3)    Master Subsidiary Security Agreement between the Registrant, certain of its subsidiaries and various lenders led by The Bank of New York and The
               Toronto-Dominion Bank, as Secured Party, dated as of December 23, 1994 filed as Exhibit 2(c) to the Registrant's Current Report on Form 8-K
               dated as of December 23, 1994.
*  10(d)(1)    1989 Stock Option Plan of the Registrant approved by the Board of
               Directors of the Registrant on December 21, 1989, and approved by
               Shareholders at a meeting held on May 10, 1990, filed as Exhibit
               10(h)(1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

                                                                                            SEQUENTIAL
                                                                                            PAGE
EXHIBIT NO.                                 DESCRIPTION                                     NO.
*  10(d)(2)    Form of Nonqualified Stock Option Agreements dated March 1, 1990 between the Registrant and Haynes G. Griffin, L. Richardson Preyer, Jr., Stephen
               R. Leeolou, Stephen L. Holcombe and Stuart S. Richardson, filed as
               Exhibit 10(h)(2) to the Registrant's annual Report on Form 10-K for the fiscal year ended December 31, 1989.
*  10(d)(3)    Form of Incentive Stock Option Agreement dated March 1, 1990 between the
               Registrant and Richard C. Rowlenson, filed as Exhibit 10(h)(2) to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1989.
*  10(d)(4)    Form of Incentive Stock Option Agreement dated July 30, 1990 between the
               Registrant and Stephen L. Holcombe, Richard C. Rowlenson, Sunir Kochhar
               and Timothy G. Biltz, filed as Exhibit 10(f)(4) to the Registrant's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
*  10(d)(5)    Stock Option Agreement dated November 28, 1990 between the Registrant and Stuart Smith Richardson, filed as Exhibit 10(f)(5) to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1990.
*  10(d)(6)    Form of Stock Option Agreements dated November 28, 1990 between the
               Registrant and Haynes G. Griffin, Stephen R. Leeolou, L. Richardson
               Preyer, Jr. and Stephen L. Holcombe, filed as Exhibit 10(f)(6) to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1990.
*  10(d)(7)    Incentive Stock Option Agreements dated November 28, 1990 between the
               Registrant and Richard C. Rowlenson, filed as Exhibit 10(f)(7) to the
               Registrant's December 31, 1990.
*  10(e)(1)    Joint Venture Agreement by and among W&J Metronet, Inc., Vanguard
               Cellular Systems of Coastal Carolina, Inc., Providence Journal
               Telecommunications and the Registrant dated as of January 19, 1990, filed as Exhibit 10(j) to the Registrant's Registration Statement on
               Form S-4 (File No. 33-35054).
*  10(e)(2)    First Amendment and Assumption Agreement dated as of the 28th day of
               December, 1990 to Joint Venture Agreement by and among W&J Metronet,
               Inc., Vanguard Cellular Systems of Coastal Carolina, Inc., Providence
               Journal Telecommunications and the Registrant dated as of January 19,
               1990, filed as Exhibit 10(g)(2) to the Registrant's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1990.
*  10(f)(1)    Stockholders Voting Agreement dated as of February 23, 1994, filed as
               Exhibit 7 to Amendment 1 of Schedule 13D dated February 23, 1994 with respect to the Common Stock of Geotek Communications,
* *10(g)(1)    Nonqualified Deferred Compensation Plan with Form of Salary Reduction
               Agreement.
* *11          Calculation of fully diluted net income per share for the years ended
               December 31, 1996, 1995, and 1994.
* *22          Subsidiaries of the Registrant.
* *23(a)       Consent of Arthur Andersen LLP
* *23(b)       Consent of KPMG Peat Marwick LLP
* *23(c)       Consent of Prasetio, Utomo & Co.
   23(d)       Consent of KPMG Peat Marwick
* *27          Financial Data Schedule.


* Incorporated by reference to the statement or report indicated.

** Previously filed as Exhibits to Form 10-K.