Form 10-Q
period 1997-06-30
VANGUARD CELLULAR SYSTEMS INC
filed 1997-08-14
CIK 771178

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                   FORM 10-Q

(MARK ONE)


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                     JUNE 30, 1997
                                        ----------------------------------------
                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION A3 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from________________ to _____________________

COMMISSION FILE NUMBER  0-16560

                         VANGUARD CELLULAR SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

       NORTH CAROLINA                                    56-1549590
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


   2002 Pisgah Church Road, Suite 300                     27455-3314
      Greensboro, North Carolina                          (Zip Code)
(Address of principal executive offices)

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
                                   Yes  X  No    .
                                       ---    ---
The number of shares outstanding of the issuer's common stock as of July 8, 1997 was 40,279,772.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets =                            I-1
          June 30, 1997 and December 31, 1996.

          Condensed Consolidated Statements of Operations =                  I-2
          Three months and six months ended June 30, 1997 and 1996.

          Condensed Consolidated Statements of Cash Flows =                  I-3
          Three months and six months ended June 30, 1997 and 1996.

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

  Item 6. Exhibits and Reports on Form 8-K                                  II-2

SIGNATURES                                                                  II-3

ITEM 1.       FINANCIAL STATEMENTS

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

                                                                                JUNE 30,      DECEMBER 31,
----------------------------------------------------------------------------------------------------------
ASSETS                                                                            1997            1996
----------------------------------------------------------------------------------------------------------
(Substantially all pledged on long-term debt)                                 (UNAUDITED)      (SEE NOTE)
Current Assets:
   Cash                                                                       $     5,286      $   11,180
   Accounts receivable, net of allowances for doubtful accounts of $5,345
     and $4,617                                                                    53,955          29,907
   Cellular telephone inventories                                                  15,539          15,921
   Deferred income tax asset                                                        5,596           2,149
   Prepaid expenses                                                                 3,399           2,057
----------------------------------------------------------------------------------------------------------
              Total current assets                                                 83,775          61,214
----------------------------------------------------------------------------------------------------------
Investments                                                                       323,900         333,371

Property and Equipment, net of accumulated depreciation of $141,195 and
         $119,470                                                                 368,483         313,800

Other Assets, net of accumulated amortization of $9,006 and $6,965                 24,936          22,196
----------------------------------------------------------------------------------------------------------
              Total assets                                                    $   801,094     $   730,581
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------
Current Liabilities:
   Current portion of long term debt                                          $    12,321     $         -
   Accounts payable and accrued expenses                                           59,379          65,497
   Customer deposits                                                                1,711           1,679
----------------------------------------------------------------------------------------------------------
             Total current liabilities                                             73,411          67,176
----------------------------------------------------------------------------------------------------------
Long-Term Debt                                                                    709,639         629,954
----------------------------------------------------------------------------------------------------------
Commitments and Contingencies

Shareholders' Equity:
   Preferred stock - $.01 par value, 1,000 shares authorized, no shares
     issued                                                                            --              --
   Common stock, Class A - $.01 par value, 250,000 shares authorized,
     40,280 and 41,085 shares issued and outstanding                                  403             411
   Common stock, Class B - $.01 par value, 30,000 shares authorized,
     no shares issued                                                                  --              --
   Additional capital in excess of par value                                      232,932         237,640
   Net unrealized holding losses                                                  (20,057)        (14,570)
   Accumulated deficit                                                           (195,234)       (190,030)
----------------------------------------------------------------------------------------------------------
             Total shareholders' equity                                            18,044          33,451
----------------------------------------------------------------------------------------------------------
             Total liabilities and shareholders' equity                       $   801,094     $   730,581
----------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

NOTE: THE BALANCE SHEET AT DECEMBER 31, 1996 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


(Amounts in thousands, except per share data)

                                                    THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
------------------------------------------------------------------------------------------------------------------
                                                        1997         1996                    1997          1996
------------------------------------------------------------------------------------------------------------------
                                                    (Unaudited)   (Unaudited)            (Unaudited)   (Unaudited)
Revenues:
      Service revenue                               $   88,348    $   70,595             $   163,457   $  132,763
      Cellular telephone equipment revenue               5,347         3,398                  10,101        6,580
      Other                                                453         1,628                     905        2,295
------------------------------------------------------------------------------------------------------------------
                                                        94,148        75,621                 174,463      141,638
------------------------------------------------------------------------------------------------------------------
Costs and Expenses:
      Cost of service                                    8,000         8,021                  15,869       17,412
      Cost of cellular telephone equipment               9,256         5,457                  17,899       10,106
      General and administrative                        25,229        19,232                  48,504       36,544
      Marketing and selling                             20,185        14,831                  34,679       27,300
      Depreciation and amortization                     16,185        11,219                  31,137       21,543
------------------------------------------------------------------------------------------------------------------
                                                        78,855        58,760                 148,088      112,905
------------------------------------------------------------------------------------------------------------------
Income From Operations                                  15,293        16,861                  26,375       28,733

Net Loss on Dispositions                                (2,247)         (265)                 (2,436)        (630)

Interest Expense                                       (14,224)      (11,622)                (26,625)     (21,721)

Equity in Earnings (Losses) of Unconsolidated
   Affiliates                                           (3,431)         (401)                 (6,283)         393

Other, net                                                 683           176                   1,271          582
------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Taxes                              (3,926)        4,749                  (7,698)       7,357

Income Tax Benefit                                       4,000             -                   8,000            -
------------------------------------------------------------------------------------------------------------------
Income Before Minority Interests                            74         4,749                     302        7,357

Minority Interests                                           -            23                       -           36
------------------------------------------------------------------------------------------------------------------
Net Income                                          $       74      $  4,772             $       302   $    7,393
------------------------------------------------------------------------------------------------------------------
Net Income Per Share                                $     0.00      $   0.12             $      0.01   $     0.18
------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Common
  Shares Outstanding                                    40,298        41,322                  40,560       41,317
------------------------------------------------------------------------------------------------------------------

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

(Dollar amounts in thousands)
---------------------------------------------------------------------------------------------------
                                                                          1997              1996
---------------------------------------------------------------------------------------------------
                                                                      (Unaudited)       (Unaudited)
Cash flows from operating activities:
      Net income                                                       $     302         $   7,393
      Adjustments to reconcile net loss to net cash provided by
         operating activities:
         Depreciation and amortization                                    31,137            21,544
         Amortization of deferred debt issuance costs                        967               803
         Equity method (income)  loss of unconsolidated entities           6,283              (393)
         Amortization of bond investment discount                           (925)               --
         Minority interests                                                 --                 (37)
         Net loss on dispositions                                          2,436               630
         Deferred Income tax benefit                                      (8,000)               --
         Noncash compensation for management consulting services            --              (1,557)
         Changes in current items:
          Accounts receivable, net                                       (24,048)              395
          Cellular telephone inventories                                     382              (168)
          Accounts payable and accrued expenses                              879            (4,614)
          Other, net                                                      (1,310)             (772)
---------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                        8,103            23,224
---------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Purchases of property and equipment                                (90,471)          (57,477)
      Proceeds from dispositions of property and equipment                    78                78
      Payments for acquisition of investments                             (5,144)           (6,852)
      Capital contributions to unconsolidated cellular entities             --                (203)
---------------------------------------------------------------------------------------------------
          Net cash used in investing activities                          (95,537)          (64,454)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Principal payments of long-term debt                                (4,004)         (186,003)
      Repurchase of common stock                                         (10,257)               --
      Net proceeds from issuance of common stock                              35               448
      Proceeds of long-term debt                                          96,000           229,802
      Debt issuance cost                                                    --              (6,755)
      Decrease (Increase) in other assets                                   (234)               28
---------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                       81,540            37,520
---------------------------------------------------------------------------------------------------
Net decrease in cash                                                      (5,894)           (3,710)
Cash, beginning of period                                                 11,180             8,085
---------------------------------------------------------------------------------------------------
Cash, end of period                                                        5,286        $    4,375
---------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF INTEREST PAID                                  23,820        $   20,066
SUPPLEMENTAL DISCLOSURE OF INCOME TAXES PAID                                  20                --
---------------------------------------------------------------------------------------------------

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
(UNAUDITED)
NOTE 1:  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Vanguard Cellular Systems, Inc. and Subsidiaries (the Company) have been prepared without audit pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1996 annual report on Form 10-K and Form 10-K/A.

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

NOTE 2:  INVESTMENTS

                                                       June 30,           December 31,
                                                        1997                  1996
INVESTMENTS IN DOMESTIC CELLULAR ENTITIES:
     Consolidated entities
         License cost                            $       300,805          $   300,780
         Accumulated amortization                        (39,883)             (36,113)
                                                 ---------------          ------------
                                                         260,922              264,667
                                                 ---------------          -----------
     Entities carried on the equity method
         Cost                                             10,193               10,193
         Accumulated share of earnings                     1,358                2,056
                                                 ---------------          ------------
                                                          11,551               12,249
                                                 ---------------          ------------

     Entities carried on the cost method                   9,993                9,993
                                                 ---------------          ------------
                                                         282,466              286,909
                                                 ---------------          ------------

INVESTMENTS IN OTHER ENTITIES:
     Entities carried on the equity method
         Cost                                             23,823               23,823
         Accumulated share of losses                     (23,823)             (18,239)
                                                 ---------------          ------------
                                                               0                5,584
                                                 ---------------          ------------
     Investments carried as "available for sale"
         Cost                                             37,736               37,736
         Net unrealized holding losses                   (20,057)             (14,570)
                                                 ---------------          ------------
                                                          17,679               23,166
                                                 ---------------          ------------

     Investment in debentures
         At par                                           18,000               18,000
         Discount                                         (7,463)              (8,389)
                                                 ---------------          ------------
                                                          10,537                9,611
                                                 ---------------          ------------
     Other investments, at cost                           13,218                8,101
                                                 ---------------          ------------
                                                          41,434               46,462
                                                 ---------------          ------------
                                                     $   323,900          $   333,371
                                                 ===============          ============

DOMESTIC CELLULAR ENTITIES

The Company continues to expand its ownership of cellular markets through strategic acquisitions. The Company explores, on an ongoing basis, possible acquisitions of additional cellular systems and licenses. The Company currently has no agreements in principle regarding any such acquisition.

OTHER INVESTMENTS

INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND FOREIGN INVESTMENTS

The Company owns approximately 36% of the outstanding stock of IWC and has invested an aggregate of $13.8 million. IWC is a development stage company specializing in securing, building and operating wireless businesses, generally other than cellular telephone systems, primarily in Asia and Latin America. The Company records its proportionate share of these losses under the equity method of accounting. During 1996 and 1995, the Company recognized an amount of losses on the equity method from IWC that is equal to the Company's equity investment in IWC. As a result, the Company has suspended the recognition of losses attributable to IWC until such time that the equity method income is available to offset the Company's share of IWC's future losses or until such time that the Company makes additional financial commitments to IWC.

During the first quarter of 1997, the Company entered into a stock purchase agreement to purchase from an unrelated third party 7% of the outstanding shares of Star Digitel Limited ("SDL"), a Hong Kong company whose principal business activities relate to the provision and development of cellular telecommunications services in the People's Republic of China. Pursuant to the stock purchase agreement, the Company's purchase of such shares will occur in two closings, which are subject to the satisfaction of certain conditions, for an aggregate cash consideration of $8.4 million. IWC also recently acquired and maintains a 40% ownership interest in SDL. Through June 30, 1997, the Company has invested $5.1 million in SDL.


In August, 1997, the Company entered into an agreement to purchase from an unrelated third party a 6% indirect ownership interest in Pakistan Mobile Communications, Ltd. ("PMCL"), a company whose principal business activity is operating a nationwide cellular telecommunications system in Pakistan. Pursuant to the agreement, the Company will purchase this ownership interest for $7.1 million in cash. Simultaneous with the closing of this transaction, IWC will purchase a 20% indirect ownership interest in PMCL for $22.0 million under substantially the same terms as the Company. In addition, the Company will advance to IWC $2.9 million to fund a portion of its investment in PMCL. The Company will account for its investment using the equity method of accounting.

INTER(BULLET)ACT SYSTEMS, INCORPORATED

As of June 30, 1997, the Company had invested $10.0 million in Inter(bullet)Act common stock for an ownership interest of approximately 26%. Inter(bullet)Act is a development stage company that provides consumer product manufacturers and retailers (currently supermarkets) the ability to offer targeted promotions to retail customers at the point of entry of a retail outlet through an interactive multi-media system utilizing ATM-like terminals.

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

The Company records its proportionate share of the losses of Inter(bullet)Act under the equity method of accounting. During the second quarter of 1997, the Company's cumulative proportionate share of Inter(bullet)Act losses exceeded the remaining portion of its common stock investment in Inter(bullet)Act. Subsequent to June 30, 1997, the Company determined it will use the modified equity method of accounting and will recognize its proportionate share of losses attributable to its $12.0 million investment in Inter(bullet)Act notes and warrants based on its ownership interest in Inter(bullet)Act common stock.

FINANCIAL INFORMATION OF EQUITY METHOD INVESTEES

Combined financial position and operating results of the Company's equity method investees, IWC, Inter(bullet)Act, and its Eastern North Carolina Joint Venture for the first six months of 1997 and 1996 are as follows (in thousands):

                                                          1997            1996
                                                        ------------------------
Revenues................................................$  8,758        $ 8,009
Gross profit............................................   1,282          3,120
Loss from operations.................................... (36,133)       (11,916)
Net loss................................................ (49,350)       (11,523)

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

Long-term debt consists of the following as of June 30, 1997 and December 31, 1996 (in thousands):


                                                     June 30,       December 31,
                                                       1997             1996
                                                    -----------     -----------
Debt of VCFC:
  Borrowings under the Credit Facility:
     Term Loan......................................$   325,000      $  325,000
     Revolving Loan.................................    197,000         105,000
  Other Long-Term Debt..............................        133             137
                                                    ---------------------------
                                                        522,133         430,137
     Less Current Portion...........................     12,321              --
                                                    -----------     -----------
                                                        509,812         430,137
Debt of Vanguard:
  Senior Debentures due 2006, net of
     unamortized discount of $173 and $183..........    199,827         199,817
                                                     ----------     -----------
                                                      $ 709,639     $   629,954
                                                     ==========     ===========

CREDIT FACILITY OF VCFC. The Credit Facility consists of a "Term Loan" and a "Revolving Loan." The Term Loan, in the amount of $325 million, was used to repay the Company's borrowings under the prior credit facility. The Revolving Loan, in the amount of up to $350 million, is available for capital expenditures, to make acquisitions of and investments in cellular and other wireless communication interests, and for other general corporate purposes. As of June 30, 1997, $197 million had been borrowed under the Revolving Loan and the terms of these agreements limit additional available borrowing during the third quarter of 1997 to $65 million. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further information.

INTEREST RATE PROTECTION. The Company maintains interest rate swaps and interest rate caps which provide protection against interest rate risk. At June 30, 1997 the Company had interest rate cap agreements in place covering a notional amount of $200 million. The interest rate cap agreements provide protection to the extent that LIBOR exceeds the strike level through the expiration date as follows (in thousands):

Strike Level       Notional Amount     Expiration Date

   9.00%             $  50,000          December 1997
   9.75                 50,000          December 1997
   7.50                 50,000          February 1999
   7.50                 50,000          February 1999
                    ----------
                     $ 200,000
                    ==========

The cost of these interest rate cap agreements of $545,000 has been recorded in other assets in the accompanying consolidated balance sheet and is being amortized over the lives of the agreements as a component of interest expense. Subsequent to June 30, 1997, the Company purchased a two year interest rate cap with an 8% strike level covering a $25 million notional amount which expires in August, 1999.

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

On December 9, 1996, the Company entered into two 10 year reverse interest rate swaps with notional amounts totaling $75 million. The reverse swaps effectively convert $75 million of the Debentures into floating rate debt with interest payable at the six month LIBOR rate plus 3.1%. Simultaneous with this transaction, the Company purchased an interest rate cap that limits the total interest on the $75 million to 10% for the first three years should interest rates rise. The all-in-rate for the first six month period ending April 15, 1997 was 8.64% or .735% below the coupon rate on the Debentures. The all-in-rate for the six month period ending October 15, 1997 is 9.1% or .275% below the coupon rate on the Debentures. Additionally, during the first quarter of 1997, the Company entered into two 9 year reverse interest rate swaps with notional amounts totaling $25 million. The reverse swaps effectively convert $25 million of the Debentures into floating rate debt with interest payable at the six-month LIBOR rate plus 2.61%. Simultaneously with this transaction, the Company purchased an interest rate cap that limits the total interest on the $25 million to 10% for the first three years. The all-in-rate for the first six month period is 8.61% or .765% below the coupon rate on the Debentures.

The effect of interest rate protection agreements on the operating results of the Company was to increase interest expense in the second quarter of 1997 by $44,000 and increase interest expense by $241,000 in the same period in 1996, and in the six month period ending June 30, 1997 and 1996, interest expense increased $2,000 and $375,000 respectively. The Company does not hold or issue financial instruments for trading purposes.

NOTE 4:           CAPITAL STOCK

On November 4, 1996, the Company's Board of Directors authorized the repurchase of up to 2,500,000 shares of its Class A Common Stock from time to time in open market or other transactions. As of December 31, 1996, the Company had repurchased 255,000 shares at an average price per share of approximately $17.00. During the six months ended June 30, 1997, the Company repurchased 820,000 additional shares at an average price per share of approximately $12.50.

In January 1997, the Compensation Committee of the Board of Directors authorized the cancellation of certain options with higher exercise prices and the reissuance of fewer options at a lower exercise price. Options for 2,299,750 shares with exercise prices ranging from $21.50 to $25.125 were canceled and new options for 1,980,575 shares with an exercise price of $15.69 were issued (the "January 1997 Options"). The exercise price for all of these new options reflected the fair market value at the time of issuance. In April 1997, the Compensation Committee authorized the amendment of certain options, nearly all of which were January 1997 Options, to lower the exercise price to $10.00, the fair market value at that time.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS



The following is a summary of the Company's ownership interests in cellular markets in which the Company's ownership interests exceeded 20% at June 30, 1997 and 1996. This table does not include any ownership interests that were contracted for at these dates.



                                                                              June 30,
CELLULAR MARKETS                                                   1997                   1996
----------------                                                   ----                   ----
MID-ATLANTIC SUPERSYSTEM:
         Allentown, PA/NJ                                          100.0%                 100.0%
         Wilkes-Barre/Scranton, PA                                 100.0                  100.0
         Harrisburg, PA                                            100.0                  100.0
         Lancaster, PA                                             100.0                  100.0
         York, PA                                                  100.0                  100.0
         Reading, PA                                               100.0                  100.0
         Altoona, PA                                               100.0                  100.0
         State College, PA                                         100.0                   97.0
         Williamsport, PA                                          100.0                   93.6
         Union, PA (PA-8 RSA)                                      100.0                  100.0
         Chambersburg, PA (PA-10 East RSA)                         100.0                   92.3
         Lebanon, PA (PA-12 RSA)                                   100.0                  100.0
         Mifflin, PA (PA-11 RSA)                                   100.0                  100.0
         Wayne, PA (PA-5 RSA)                                      100.0                  100.0
         Orange County, NY                                            --                  100.0
         Binghamton, NY                                            100.0                  100.0
         Elmira, NY                                                100.0                  100.0

NEW ENGLAND METRO-CLUSTER:
         Portland, ME                                             100.0                   100.0
         Portsmouth, NH/ME                                        100.0                   100.0
         Bar Harbor, ME (ME-4 RSA)                                100.0                   100.0

FLORIDA METRO-CLUSTER:
         Pensacola, FL                                            100.0                 100.0
         Fort Walton Beach, FL                                    100.0                 100.0

WEST VIRGINIA METRO-CLUSTER:
         Huntington, WV/KY/OH                                     100.0                 100.0
         Charleston, WV                                           100.0                 100.0
         Mason, WV (WV-1 RSA)                                     100.0                 100.0
         Logan, WV (WV-6 RSA)                                     100.0                   --
         Parkersburg-Marietta, WV/OH                              100.0                   --
         Ross, OH (OH-9 RSA)                                      100.0                   --
         Perry, OH (OH-10 South RSA)                              100.0                   --

CAROLINAS METRO-CLUSTER:
         Myrtle Beach, SC (SC-5 RSA)                              100.0                   100.0
         Wilmington, NC                                            48.0                    48.0
         Jacksonville, NC                                          47.8                    47.8

RESULTS OF OPERATIONS

The following is a discussion and analysis of the historical financial condition and results of operations of the Company and factors affecting the Company's financial resources. This discussion should be read in conjunction with the Company's condensed consolidated financial statements, including the notes thereto.

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Service revenue in the second quarter of 1997 rose 25% to $88.3 million from $70.6 million in the same period in 1996. This increase was primarily the result of a 150,000 or 35% increase in the number of subscribers in majority-owned markets to approximately 580,000 in the second quarter of 1997, as compared to approximately 430,000 in the same period in 1996. With the exception of recent fourth quarter holiday seasons, this 40,000 net subscriber gain represents the best quarter the Company has ever experienced. Penetration, computed as a percentage of the Company's subscribers to total POPs in majority owned cellular markets, increased to 7.7% in the second quarter of 1997 from 6.0% in the same period last year. The increase in subscribers is the result of the growing acceptance of cellular communications and the Company's efforts to capitalize on this increasing acceptance through an expanded sales and distribution network. A decrease in "churn" from 2.3% in the second quarter of 1996 to 1.8% in the second quarter of 1997 contributed positively to the net increase in subscribers and resulted in part from a renewed emphasis on customer service and a change in billing procedures. Churn is the monthly rate of customer deactivations expressed as a percentage of the subscriber base.

     Service revenue attributable to the Company's own subscribers ("Local Revenue") increased 28% during the second quarter of 1997 to $74.6 million as compared to $58.4 million in second quarter of 1996. This increase is a result of the increase in subscribers discussed above. Average monthly Local Revenue per subscriber declined 5% to $44 in the second quarter of 1997 compared to $47 in the same period in the prior year. This decline was primarily due to the continued pattern of increased incremental penetration into the segment of consumers who generally use their cellular phones less frequently. Service revenue generated by nonsubscribers roaming into the Company's markets increased 12% to $13.7 million in the second quarter of 1997 as compared to $12.2 million in the prior year period. This increase resulted from increased usage offset by continued reductions in daily access and usage rates which are occurring in the industry with increasing frequency. The reduced rates affect the Company both as a provider and purchaser of roaming services. Local Revenue combined with roaming revenue resulted in overall average monthly revenue per subscriber for the second quarter of 1997 of $53, a decline of 7% from $56 in the prior year period.

Cost of service as a percentage of service revenue decreased to 9% during the second quarter of 1997 from 11% during the same period in 1996 primarily as a result of the Company's continuing effort to reduce the charges associated with roamer fraud, and a reduction in interconnect costs. The Company estimates that charges associated with roamer fraud included in cost of service decreased from approximately 2% of service revenue in the second quarter of 1996 to less than 1% during the second quarter of 1997. To address the industry wide increase in fraud, the Company continues its use of detection procedures such as computerized systems which trigger alarms when cellular usage conflicts with subscriber profiles. In addition, implementation of additional technology designed to authenticate valid users will assist the Company in preventing fraud in the future. The costs of these continued detection efforts and implementation of new technologies are expected to be approximately $1.5 million in 1997. Cellular fraud is expected to be a significant industry issue for the foreseeable future.

General and administrative expenses increased 31% or $6.0 million during the second quarter of 1997 as compared to the same period in 1996. General and administrative expenses as a percentage of service revenue increased from 27% in the second quarter of 1996 to 29% in the second quarter of 1997. This increase is due primarily to compensation expense resulting from increases in the Company's employee base generally in the areas of technical services, customer operations, and new product development. The Company does not anticipate significantly expanding its employee base for the remainder of the year and believes that general and administrative expenses will stabilize as a percentage of service revenue over the remainder of the year.

Marketing and selling expenses increased 36% to $20.2 million during the second quarter of 1997, compared to $14.8 million in the same period in 1996. As a percentage of service revenue, these expenses increased from 21% in the second quarter of 1996 to 23% in the 1997 period. During the second quarter of 1997, marketing and selling expenses including the net loss on cellular equipment ("Combined Marketing and Selling Expenses") increased to $24.1 million from $16.9 million in the same period in 1996. Combined Marketing and Selling Expenses per net subscriber addition decreased 11% to $602 in the second quarter of 1997 from $676 during the second quarter of 1996 primarily as a result of the decrease in churn. Net loss on cellular equipment increased from $2.1 million in the second quarter of 1996 to $3.9 million in the second quarter of 1997, an increase of $1.8 million. The Company continues to sell telephones at or below cost for marketing purposes, and has become more aggressive with phone pricing in response to competitive pressures. Combined Marketing and Selling Expenses per gross subscriber addition increased to $352 in the second quarter of 1997 from $316 in the same period in 1996 primarily as a result of increased advertising expense incurred as the Company took advantage of what it considered to be a good marketing opportunity during the quarter. While the Company has benefited from the increased success of external distribution channels, the Company continues to emphasize internal distribution channels, which it believes result in higher long-term profit margins. The Company has discontinued its agent relationship with the Radio Shack chain, effective January 1, 1997. The Company has chosen to do so as a result of the escalating per activation commission charges which Radio Shack would have required had the relationship continued. The loss of the 60 Radio Shack locations from the retail distribution channel is an important event but management believes that its own increasing presence in the retail marketplace will help mitigate any effect on gross subscriber additions. In addition, management believes that attracting new subscribers through its own internal retail channel at a cost that is more reasonable is in the best long-term interest of the Company.

Depreciation and amortization expenses increased $5.0 million or 44% during the second quarter of 1997 as compared to 1996. Property and equipment placed in service since July 1, 1996 of approximately $139.6 million accounted for substantially all of this increase.

Interest expense increased $2.6 million or 22% during the second quarter of 1997. This increase primarily resulted from an increase in average borrowings of approximately $140 million, and, to a lesser extent, an increase in interest rates on $200 million of borrowings represented by 9 % Senior Debentures due 2006 offset slightly by a decrease in average interest rates charged under the Company's credit facility. Contributing to the second quarter increase in average borrowings are a change in the Company's billing practices from billing monthly access fees in advance to billing these fees in arrears resulting in additional borrowings, and the Company's repurchase of 500,000 shares of its common stock.

Equity in losses of unconsolidated investments increased by $3.0 million. This increase resulted primarily from higher operating, amortization and interest expenses incurred by Inter(bullet)Act as a result of expanding operations which were made possible by a high yield debt financing completed during the third quarter of 1996 for approximately $100 million. See "Liquidity and Capital Resources".

Net loss on dispositions increased by $2.0 million, substantially all of which is related to the Company's adjustment of the value of its rental phone assets.

In the second quarter of 1997, the Company recognized a deferred income tax benefit of $4.0 million increasing the total recognized deferred income tax asset to $13.0 million. Management concluded that it is "more likely than not" that a portion of the Company's net deferred income tax assets will be realized. This assessment considered the Company's historical operating trends, current forecasts and certain other factors. Prior to the fourth quarter of 1996, the Company made the assessment that realization of its net deferred income tax assets was uncertain due primarily to its history of operating losses. See "Liquidity and Capital Resources -- Income Taxes".

Net income for the second quarter was $74,000, or $0.00 per share, compared with net income of $4.8 million, or $0.12 per share, reported for the same period a year ago. The decline in net income in the second quarter resulted from increases in losses associated with the Company's investment in Inter(bullet)Act, depreciation expense, disposition losses, and an overall increase in operating expenses which were partially offset by the recognition of deferred income tax assets, all as discussed above.


SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Service revenue in the first six months of 1997 rose 23% to $163.5 million from $132.8 million in the same period in 1996 primarily as a result of a 35% increase in the number of subscribers served in the 1997 period. Average monthly revenue per subscriber for the six months ended June 30, 1997 was $50, a decline of 8% from $55 in the prior year period. Local Revenue increased 26% to $140.4 million during the first six months of 1997 as compared to $111.2 million in the same period last year. Average monthly Local Revenue per subscriber declined 6% to $43 in the first six months of 1997 as compared to $46 in the 1996 period.

Cost of service as a percentage of service revenue decreased from 13% in the first six months of 1996 to 10% in the 1997 period primarily as a result of the Company's continued effort to reduce the charges associated with roamer fraud.

General and administrative expenses increased 33% or $12.0 million during the first six months of 1997 as compared to the same period in 1996, and increased as a percentage of service revenue to 30% during 1997 as compared to 28% during the same period in 1996. The increase is primarily related to compensation expense as discussed above.

Marketing and selling expenses increased 27% to $34.7 million during the first six months of 1997, compared to $27.3 million in 1996. As a percentage of service revenue, these expenses remained constant at 21% in the 1997 and 1996 period. Combined Marketing and Selling Expenses per net subscriber addition increased 1% to $634 in the first six months of 1997 from $629 during the same period in 1996. The decrease in churn previously discussed has slowed the growth of this expense. Combined Marketing and Selling Expenses per gross subscriber addition decreased to $334 in the first six months of 1996 from $297 in the same period in 1996.

Depreciation and amortization expenses increased $9.6 million or 45% during the first six months of 1997 as compared to 1996. Property and equipment placed in service since July 1, 1996 of approximately $139.6 million accounted for substantially all of this increase.

Interest expense increased $4.9 million or 23% during the 1997 period. This increase primarily resulted from an increase in average borrowings as previously discussed, and an increase in interest rates on $200 million of borrowings represented by the Debentures.

The Company reported net income of $302,000 or $0.01 per share as compared to $7.4 million or $0.18 per share for 1996. This $7.1 million decrease in net income is substantially due to a $ 6.7 million increase in recognition of the Company's proportionate share of losses of its unconsolidated subsidiaries and increased depreciation expense as discussed above, partially offset by recognition of deferred income tax assets of approximately $8.0 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to acquire, construct, operate and expand its cellular systems. The Company also explores, on an ongoing basis, possible acquisitions of cellular systems and properties as well as other investment opportunities, some of which may involve significant expenditures or commitments. In addition, although the initial buildout of its cellular system is complete, the Company will continue to construct additional cell sites and purchase cellular equipment to increase capacity as subscribers are added and usage increases, to expand geographic coverage, to provide for increased portable usage, and to upgrade its cellular system in preparation for digital conversion and the implementation of new services. The Company spent approximately $38.8 million and exchanged certain cellular assets in connection with acquisitions in 1996 and spent approximately $130.8 million on total capital expenditures in 1996. During the six months ended June 30, 1997 the Company incurred approximately $83.5 million in capital expenditures.

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

EBITDA does not represent and should not be considered as an alternative to net income or operating income as determined by generally accepted accounting principles. It should not be considered in isolation from other measures of performance according to such principles, including operating results and cash flows. EBITDA increased to $31.5 million during the second quarter of 1997 from $28.1 million in the same period in 1996. Net cash provided by operating activities as shown on the Statement of Cash Flows decreased to $8.1 million in the first six months of 1997 as compared to $23.2 million in the same period in 1996. Net cash provided by operating activities in the first six months of 1997 reflects a $3.8 million increase in interest expense, and a change in working capital items of $18.9 million. Investing activities, primarily purchases of property and equipment and acquisitions of investments, used net cash of $95.5 million and $64.5 million in the first six months of 1997 and 1996, respectively. Financing activities provided net cash of $81.5 million and $37.5 million in 1997 and 1996, respectively.

LONG-TERM DEBT. The Company's long-term debt consists primarily of a $675 million credit facility (the "Credit Facility") and $200 million of 9 % senior debentures (the "Debentures"). On December 23, 1994, the Company completed the closing of its Credit Facility, pursuant to an Amended and Restated Loan Agreement, with various lenders led by The Toronto-Dominion Bank and The Bank of New York. The Credit Facility, which refinanced the Company's $390 million 1993 Loan Agreement, consists of a $325 million term loan ("Term Loan") and a $350 million revolving loan ("Revolving Loan"). The Revolving Loan is available for capital expenditures, acquisitions of and investments in cellular and other wireless communication interests, and for other general corporate purposes. On April 10, 1996, the Company issued $200 million aggregate principal amount of 9 3/8% Senior Debentures due 2006 through an underwritten public offering and entered into a related amendment to the Credit Facility. The Credit Facility was amended to permit the issuance of the Debentures and require the structural subordination of the Debentures by making a subsidiary the primary obligor of the Credit Facility and all liabilities of the Company (other than the Debentures) and the owner of all stock and partnership interests of the Company's operating subsidiaries. The net proceeds of the sale of the Debentures were approximately $194.8 million. As of June 30, 1997, $197 million had been borrowed under the Credit Facility, and the Company had available borrowings, subject to certain limitations, under the Revolving Loan portion of the Credit Facility of approximately $65 million.

Additional borrowings in the second quarter resulting from a change in the Company's billing practices are estimated to be approximately $16.0 million. Historically, the Company billed subscriber access fees in advance. To reduce customer confusion upon receipt of the first bill and to remain competitive, the Company changed its billing policy and now bills access fees in arrears. This change had no impact on the Company's revenue recognition, but did affect the in-flow of cash from bill payments in the second quarter resulting in increased borrowings. In addition, the Company borrowed approximately $5.5 million to re-purchase 500,000 shares of its common stock.

According to the terms of the Credit Facility, the outstanding amount of the Term Loan as of March 30, 1998 is to be repaid in increasing quarterly installments commencing on March 31, 1998 and terminating at maturity on December 23, 2003. The quarterly installment payments begin at 1.875% of the outstanding principal amount at March 30, 1998 and gradually increase to 5.625% of the principal amount at March 31, 2003, at which time the Term Loan will be repaid. The available borrowings under the Revolving Loan will also be reduced on a quarterly basis commencing on March 31, 1998 and terminating on December 31, 2003. The quarterly reduction begins at 1.875% of the Revolving Loan commitment at March 30, 1998 and gradually increases to 5.625% of the commitment on March 31, 2003 at which time the Revolving Loan will be repaid. As of June 30, 1997, the current portion of long-term debt borrowed under the Credit Facility was $12.3 million.

The Term Loan and the Revolving Loan bear interest at a rate equal to the Company's choice of the Prime Rate (as defined) or Eurodollar Rate (as defined) plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. As of June 30, 1997, the applicable margins on the borrowings were 0.25% and 1.5% per annum for the Prime Rate and Eurodollar Rate, respectively.

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

INTERNATIONAL WIRELESS COMMUNICATION HOLDINGS, INC. AND FOREIGN INVESTMENTS. As of June 30, 1997, the Company had invested $13.8 million in International Wireless Communication Holdings, Inc. ("IWC") and owns approximately 36% of the outstanding stock of IWC. IWC is a development stage Company specializing in securing, building and operating wireless businesses, generally other than cellular telephone systems, primarily in Asia and Latin America.

During 1996, IWC completed the sale of 14% Senior Secured Discount Notes Due 2001, which have been exchanged for identical notes registered with the Securities and Exchange Commission ("SEC"), and warrants to purchase shares of IWC common stock. IWC received approximately $100 million in net proceeds from this financing which will be used to fund existing projects and the exploration of other opportunities. As existing and new projects are in the network buildout phase, the losses of IWC are expected to grow significantly in future years. The Company records its proportionate share of these losses under the equity method of accounting. During 1995 and 1996, the Company recognized on the equity method an amount of losses from IWC that is equal to the Company's equity investment in IWC. As a result, the Company has suspended the recognition of losses attributable to IWC until such time that the equity method income is available to offset the Company's share of IWC's future losses or until such time that the Company makes additional financial commitments to IWC.

In the first quarter of 1997, the Company entered into a stock purchase agreement to purchase from an unrelated third party 7% of the outstanding shares of Star Digitel Limited ("SDL"), a Hong Kong Company whose principal business activities relate to the provision and development of cellular telecommunications services in the People's Republic of China. Pursuant to the stock purchase agreement, the Company's purchase of such shares will occur in two closings, which are subject to the satisfaction of certain conditions, for an aggregate cash consideration of $8.4 million. IWC also recently acquired and maintains a 40% ownership interest in SDL. Through June 30, 1997, the Company has invested $5.1 million in SDL.

In August, 1997, the Company entered into an agreement to purchase from an unrelated third party a 6% indirect ownership interest in Pakistan Mobile Communications, Ltd. ("PMCL"), a company whose principal business activity is operating a nationwide cellular telecommunications system in Pakistan. Pursuant to the agreement, the Company will purchase this ownership interest for $7.1 million in cash. Simultaneous with the closing of this transaction, IWC will purchase a 20% indirect ownership interest in PMCL for $22.0 million under substantially the same terms as the Company. In addition, the Company will advance to IWC $2.9 million to fund a portion of its investment in PMCL.
The Company will account for its investment using the equity method of accounting.

INTER(BULLET)ACT SYSTEMS, INCORPORATED. As of June 30, 1997, the Company had invested $10.0 million in Inter(bullet)Act Systems, Incorporated ("Inter(bullet)Act") for an ownership interest of approximately 26% of Inter(bullet)Act's outstanding common stock. Inter(bullet)Act is a development stage company that provides consumer products manufacturers and retailers (currently supermarkets) the ability to offer targeted promotions to retail customers at the point of entry of a retail outlet through an interactive multi-media system utilizing ATM-like terminals.

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

The Company records its proportionate share of the losses of Inter(bullet)Act under the equity method of accounting. During the second quarter of 1997, the Company's cumulative proportionate share of Inter(bullet)Act losses exceeded the remaining portion of its common stock investment in Inter(bullet)Act. Subsequent to June 30, 1997, the Company determined it will use the modified equity method of accounting and will recognize its proportionate share of losses attributable to its $12.0 million investment in Inter(bullet)Act notes and warrants based on its ownership interest in Inter(bullet)Act common stock.

CAPITAL EXPENDITURES. As of June 30, 1997, the Company had $448.8 million of property and equipment in service. The Company historically has incurred capital expenditures primarily based upon capacity needs in its existing markets resulting from continued subscriber growth. In order to increase geographic coverage and provide for additional portable usage the Company continues to increase the number of sites and add additional capacity to existing sites as it has done over the past few years. As a result of this accelerated network buildout and the continued growth of the Company's subscriber base, capital expenditures were $130.8 million during 1996. During 1997, the Company plans to continue this accelerated buildout to expand system coverage and capacity, and to upgrade its cellular system in preparation for digital conversion and the implementation of new services.

Capital expenditures for 1997 are estimated to be approximately $120 million and are expected to be funded primarily through internally generated funds. Approximately $90 million of those capital expenditures will be for cellular network equipment, and the remainder will be primarily for rental telephones and computer equipment. During the second quarter of 1997, the Company incurred approximately $83.5 million in capital expenditures.

CAPITAL STOCK. On November 4, 1996, the Company's Board of Directors authorized the repurchase of up to 2,500,000 shares of its Class A Common Stock from time to time in open market or other transactions. As of December 31, 1996 the Company had repurchased 255,000 shares at an average price per share of approximately $17.00. During the six months ended June 30, 1997, the Company repurchased 820,000 additional shares at an average price per share of approximately $12.50.

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

Since inception, the Company has steadily increased its subscriber base and improved its revenues and operating results at rates consistent with management's annual internal forecasts. Although the Company's ongoing operations have generated Federal taxable losses since inception, it expects taxable income in future periods. There can be no assurance that the Company will achieve these improvements. See the "Safe Harbor" statement below for a description of certain risks and uncertainties that may affect the Company. Because of these risks and uncertainties, management concluded that forecasts could be made with enough certainty to recognize net deferred income tax assets only over a relatively short-term period. Therefore, the Company recognized only $5.0 million of its $104.2 million net deferred income tax assets at December 31, 1996 and maintained a valuation allowance for the remainder of the Company's $99.2 million of net deferred income tax assets. In the first six months of 1997, the Company recognized an additional $8.0 million of its net deferred income tax assets. The Company will continue to assess the recognition of additional net deferred tax assets based on its ongoing evaluation of its actual performance and ability to estimate future performance.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Vanguard Cellular Systems, Inc. Annual Meeting of Shareholders was held May 20, 1997. The proposals voted upon and the results of the voting were as follows:

1.       Election of Class I Directors for a three-year term.

                                                                                              Broker
                                                                                                Non-
                                       For           Against        Abstentions   Withheld     Votes
Doris R. Bray                         37,375,810          --          145,975        --         --
Stuart S. Richardson                  37,375,878          --          145,907        --         --
Robert A. Silverberg                  37,377,610          --          144,175        --         --


2. Proposal to approve and adopt the 1997 Employee Stock Purchase Plan as described in the Company's Proxy Statement dated April 21, 1997.

                                                                                               Broker
                                                                                                Non-
                                       For           Against       Abstentions   Withheld      Votes
                                      31,039,908    1,920,486          82,238      --           --


3. Proposal to approve and adopt the Amended and Restated 1994 Long-Term Incentive Plan as described in the Company's Proxy Statement dated April 21, 1997.


                                                                                                      Broker
                                                                                                       Non-
                                      For            Against           Abstentions      Withheld       Votes
                                     22,716,392      10,142,695            126,296      --             --



4. Proposal to approve ratification of Arthur Andersen LLP as independent auditors for 1997.



                                                                                                        Broker
                                                                                                         Non-
                                      For            Against           Abstentions      Withheld        Votes
                                     37,499,073         12,095             10,617       --             --

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




                         VANGUARD CELLULAR SYSTEMS, INC.


Date:         August 14, 1997         By:    /s/             Stephen R.  Leeolou
                                           -------------------------------------
                                            Stephen R.  Leeolou
                                                    President
                                                       and
                                           Co-Chief Executive Officer








Date:         August 14, 1997         By:    /s/           Stephen L.  Holcombe
                                           ------------------------------------

                                             Stephen L. Holcombe
                                           Executive Vice President
                                                        and
                                           Chief Financial Officer
                                          (principal accounting and
                                           principal financial officer)

                                INDEX TO EXHIBITS



EXHIBIT NO.                                 DESCRIPTION


* 3(a)            Articles of Incorporation of Registrant as amended through July 25,1995, filed as Exhibit 1 to the
                  Registrant's Form 8-A/A dated July 25, 1995.

* 3(b)            Bylaws of Registrant (compilation of July 25, 1995), filed as Exhibit 2 to the Registrant's Form 8-A/A dated July 25, 1995.

* 4(a)            Specimen Common Stock Certificate, filed as Exhibit 2 to the Registrant's Form 8- A/A dated July 25, 1995.

* 4(b)(1)         Second Amended and Restated Loan Agreement between Vanguard Cellular Operating Corp. and various lenders led by The Bank of New York and The Toronto-Dominion Bank as agents, dated as of April 10, 1996, filed as
                  Exhibit 4(d)(1) to the Registrant's Form 10-Q/A dated March 31, 1996.

* 4(b)(2)         VCOC Security Agreement between Vanguard Cellular Operating Corp. and various lenders led by The Bank of
                  New York and The Toronto-Dominion Bank as Secured Party, dated as of April 10, 1996, filed as Exhibit 4(d)(2) to the Registrant's Form 10-Q/A dated March 31, 1996.

* 4(b)(3)         Second Amended and Restated Master Subsidiary Security Agreement between certain subsidiaries of the
                  Registrant and various lenders led by The Bank of New York and The Toronto-Dominion Bank, as Secured Party,
                  dated as of April 10, 1996, filed as Exhibit 4(d)(3) to the Registrant's Form 10-Q/A dated March 31, 1996.

* 4(b)(4)         Assignment, Bill of Sale and Assumption Agreement by and between Registrant and Vanguard Cellular
                  Financial Corp., dated as of April 10, 1996, filed as Exhibit 4(d)(4) to the Registrant's Form 10-Q/A dated
                  March 31, 1996.

* 4(b)(5)         First Amendment to Second Amended and Restated Loan Agreement between Vanguard Cellular Operating Corp. and various lenders led by the Bank of New York and the Toronto-Dominion Bank as agents, dated as of July 31, 1996, filed as Exhibit 4(d)(5) to the Registrant's Form 10-Q dated September 30, 1996 and confirmed electronically as
                  Exhibit 4(d)(5) to the Registrant's 10-Q/A dated September 30, 1996.



* 4(b)(6)         Second Amendment to Second Amended and Restated Loan Agreement between Vanguard Cellular Operating Corp. and various lenders led by the Bank of New York and The Toronto-Dominion Bank as agents, dated as of October 9,
                  1996, filed as Exhibit 4(d)(6) to the Registrant's Form 10-Q dated September 30, 1996 and confirmed electronically as Exhibit 4(d)(6) to the Registrant's 10-Q/A dated September 30, 1996.

* 4(b)(7)         Third Amendment to Second Amended and Restated Loan Agreement between Vanguard Cellular Operating Corp. and various lenders led by the Bank of New York and The Toronto-Dominion Bank as agents, dated as of March 31, 1997, filed as Exhibit 4(b)(7) to the Registrant's Form 10-Q dated March 31, 1997.

* 4(c)(1)         Indenture dated as of April 1, 1996 between Registrant and The Bank of New York as Trustee, filed as
                  Exhibit 4(e)(1) to the Registrant's Form 10-Q/A dated March 31, 1996.

* 4(c)(2)         First Supplemental Indenture, dated as of April 1, 1996 between Registrant and The Bank of New York as
                  Trustee, filed as Exhibit 4(e)(2) to the Registrant's Form 10-Q/A dated March 31, 1996.

11                Calculation of fully diluted earnings per share for the three months and six months ended June 30, 1997 and 1996.

27                Financial Data Schedule.


*    Incorporated by reference to the statement or report indicated.