Form 10-Q
period 1997-09-30
VANGUARD CELLULAR SYSTEMS INC
filed 1997-11-14
CIK 771178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(MARK ONE)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended           September 30, 1997
                                        --------------------------------------
                                                         or

[     ]  TRANSITION REPORT PURSUANT TO SECTION A3 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from  ____________________ to ____________

Commission file number  0-16560

                         Vanguard Cellular Systems, Inc.
             (Exact name of registrant as specified in its charter)

                 North Carolina                           56-1549590
----------------------------------------------      --------------------
(State or other jurisdiction of incorporation        (I.R.S. Employer
                or organization)                    Identification No.)

2002 Pisgah Church Road, Suite 300
   Greensboro, North Carolina                           27455-3314
-----------------------------------                    --------------
 (Address of principal executive                         (Zip Code)
          offices)

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

The number of shares outstanding of the issuer's common stock as of October 9, 1997 was 40,282,265.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                                      INDEX




PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets -                    I-1
            September 30, 1997 and December 31, 1996.

            Condensed  Consolidated  Statements  of Operations -       I-2
            Three months and nine months ended September 30, 1997 and 1996.

            Condensed  Consolidated  Statements  of Cash  Flows -      I-3
            Nine months ended September 30, 1997 and 1996.

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

  Item 6.   Exhibits and Reports on Form 8-K                         II-1


SIGNATURES                                                           II-2

Item 1. FINANCIAL STATEMENTS

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


(Amounts in thousands, except per share data)

                                                                                September 30,        December 31,
-----------------------------------------------------------------------------------------------------------------
ASSETS                                                                             1997                  1996
-----------------------------------------------------------------------------------------------------------------
(Substantially all pledged on long-term debt)                                    (Unaudited)           (See note)

Current Assets:
  Cash                                                                            $      3,517         $    11,180
  Accounts receivable, net of allowances for doubtful accounts of $6,516
    and $4,617                                                                          61,681              29,907
  Cellular telephone inventories                                                        17,056              15,921
  Deferred income tax asset                                                              5,596               2,149
  Prepaid expenses                                                                       3,254               2,057
-----------------------------------------------------------------------------------------------------------------
           Total current assets                                                         91,104              61,214
-----------------------------------------------------------------------------------------------------------------

  Investments                                                                          324,151             333,371

  Property and Equipment, net of accumulated depreciation of $154,170 and
       $119,470                                                                        367,382             313,800

  Other Assets, net of accumulated amortization of $10,033 and $6,965                   23,923              22,196
-----------------------------------------------------------------------------------------------------------------
           Total assets                                                           $    806,560        $    730,581
-----------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------

Current liabilities:

  Current portion of long term debt                                                   18,413                 $ -
  Accounts payable and accrued expenses                                               53,083              65,497
  Customer deposits                                                                    1,244               1,679
-----------------------------------------------------------------------------------------------------------------
            Total current liabilities                                                 72,740              67,176
-----------------------------------------------------------------------------------------------------------------

Long-Term Debt                                                                       718,550             629,954
-----------------------------------------------------------------------------------------------------------------

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock - $.01 par value, 1,000 shares authorized, no shares
    issued                                                                             --                  --
  Common stock, Class A - $.01 par value, 250,000 shares authorized,
    40,281 and 41,085 shares issued and outstanding                                   403                 411
  Common stock, Class B - $.01 par value, 30,000 shares authorized,
   no shares issued                                                                   --                  --
  Additional capital in excess of par value                                        232,951             237,640
  Net unrealized holding losses                                                    (23,918)            (14,570)
  Accumulated deficit                                                             (194,166)           (190,030)
-----------------------------------------------------------------------------------------------------------------
             Total shareholders' equity                                             15,270              33,451
-----------------------------------------------------------------------------------------------------------------
             Total liabilities and shareholders' equity                         $  806,560        $    730,581
-----------------------------------------------------------------------------------------------------------------


The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that data.


                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


 (Amounts in thousands, except per share data)

                                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                SEPTEMBER 30,              SEPTEMBER 30,
--------------------------------------------------------------------------------------------------------------
                                                             1997         1996          1997         1996
--------------------------------------------------------------------------------------------------------------
                                                          (Unaudited) (Unaudited)   (Unaudited)   (Unaudited)
Revenues:
     Service revenue                                       $  94,704    $ 75,305     $ 258,161    $  208,068
     Cellular telephone equipment revenue                      6,320       3,297        16,421         9,877
     Other                                                       293       1,021         1,198         3,316
--------------------------------------------------------------------------------------------------------------
                                                             101,317      79,623       275,780       221,261
--------------------------------------------------------------------------------------------------------------

Costs and Expenses:
     Cost of service                                           9,118       6,425        24,987        23,837
     Cost of cellular telephone equipment                     10,201       6,369        28,100        16,475
     General and administrative                               26,638      20,529        75,142        57,073
     Marketing and selling                                    18,355      15,747        53,034        43,047
     Depreciation and amortization                            17,086      12,953        48,223        34,496
--------------------------------------------------------------------------------------------------------------
                                                              81,398      62,023       229,486       174,928
--------------------------------------------------------------------------------------------------------------
Income From Operations                                        19,919      17,600        46,294        46,333

Net Gain (Loss) on Dispositions                               (1,032)      2,426        (3,468)        1,796

Interest Expense                                             (15,227)    (12,147)      (41,852)      (33,868)

Equity in Losses of Unconsolidated Affiliates                 (3,513)     (5,476)       (9,796)       (5,083)

Other, net                                                       921         490         2,192         1,072
-------------------------------------------------------------------------------------------------------------

Income (Loss) Before Taxes                                     1,068       2,893        (6,630)       10,250

Income Tax Benefit                                                 -           -         8,000             -
-------------------------------------------------------------------------------------------------------------
Income Before Minority Interests                               1,068       2,893         1,370        10,250

Minority Interests                                                 -          (5)            -            31

-------------------------------------------------------------------------------------------------------------
Net Income                                                   $ 1,068    $  2,888       $ 1,370      $ 10,281
-------------------------------------------------------------------------------------------------------------
Net Income Per Share                                         $  0.03    $   0.07       $  0.03      $  0.25
-------------------------------------------------------------------------------------------------------------

Weighted Average Number of Common
  Shares Outstanding                                          40,280      41,339        40,466       41,325
-------------------------------------------------------------------------------------------------------------


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

(Dollar amounts in thousands)

-----------------------------------------------------------------------------------------
                                                                  1997          1996
-----------------------------------------------------------------------------------------
                                                              (Unaudited)    (Unaudited)

Cash flows from operating activities:
    Net income                                                  $  1,370      $   10,281
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                              48,223          34,496
       Amortization of deferred debt issuance costs                1,448           1,302
       Equity method loss of unconsolidated entities               9,797           5,083
    Amortization of bond investment discount                      (1,425)           (288)
       Minority interests                                              -             (31)
       Net (gain) loss on dispositions                             3,468          (1,796)
    Deferred income tax benefit                                   (8,000)              -
       Noncash compensation for management consulting services         -          (2,193)
       Changes in current items:
        Accounts receivable, net                                 (31,774)            489
        Cellular telephone inventories                            (1,135)         (2,790)
        Accounts payable and accrued expenses                      6,257           7,105
        Other, net                                                (1,632)           (799)

------------------------------------------------------------------------------------------
        Net cash provided by operating activities                26,597          50,859
------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchases of property and equipment                       (116,807)        (84,701)
     Proceeds from dispositions of Cellular Interests                 -          4,644
     Proceeds from dispositions of property and equipment            78              518
     Payments for acquisition of investments                    (13,542)        (36,718)
     Capital contributions to unconsolidated cellular entities     (538)           (221)

------------------------------------------------------------------------------------------
         Net cash used in investing activities                 (130,809)       (116,478)
------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Principal payments of long-term debt                       (11,006)       (193,004)
     Repurchase of common stock                                 (10,257)              -
     Net proceeds from issuance of common stock                      54             448
     Proceeds of long-term debt                                 118,000         263,802
     Debt issuance cost                                               -          (6,909)
     Increase in other assets                                      (242)         (1,298)

----------------------------------------------------------------------------------------
         Net cash provided by financing activities               96,549          63,039
----------------------------------------------------------------------------------------

Net decrease in cash                                             (7,663)         (2,580)
Cash, beginning of period                                        11,180           8,085
----------------------------------------------------------------------------------------
Cash, end of period                                            $  3,517      $    5,505
----------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF INTEREST PAID                       $ 34,694      $   27,354
SUPPLEMENTAL DISCLOSURE OF INCOME TAXES PAID                         20               -
----------------------------------------------------------------------------------------


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
(Unaudited)
Note 1:           Basis of Presentation

The accompanying condensed consolidated financial statements of Vanguard Cellular Systems, Inc. and Subsidiaries (the Company) have been prepared without audit pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1996 annual report on Form 10-K and Form 10-K/A.

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

Note 2:           Investments
                                                  September 30,    December 31,
                                                      1997           1996
                                                 -------------    -------------
Investments in domestic cellular entities:
     Consolidated entities
         License cost                                 301,780          300,780
         Accumulated amortization                     (41,799)         (36,113)
                                                   -----------     -----------
                                                      259,981          264,667
                                                   ----------      -----------
     Entities carried on the equity method
         Cost                                          10,193           10,193
         Accumulated share of earnings                  1,693            2,056
                                                  -----------     ------------
                                                       11,886           12,249
                                                  -----------     ------------

     Entities carried on the cost method                9,910            9,993
                                                  -----------     ------------
                                                      281,777          286,909
                                                   ----------      -----------

Investments in other entities:
     Entities carried on the equity method
         Cost                                          40,193          26,924
         Accumulated share of losses                  (27,673)        (18,239)
                                                  ------------   ------------
                                                       12,520           8,685
                                                  -----------    ------------
     Investments carried as "available for sale"
         Cost                                          37,736          37,736
         Net unrealized holding losses                (23,918)        (14,570)
                                                  -----------     -----------
                                                       13,818          23,166

     Investment in debentures
         At par                                        18,000          18,000
         Discount                                      (6,964)         (8,389)
                                                  -----------     ------------
                                                       11,036           9,611
                                                  -----------    -------------
     Other investments, at cost                         5,000            5,000
                                                  -----------     ------------
                                                       42,374           46,462
                                                  -----------     ------------

                                                  $   324,151     $    333,371
                                                  ===========     ============


Domestic Cellular Entities

The Company continues to expand its ownership of cellular markets through strategic acquisitions. The Company explores, on an ongoing basis, possible acquisitions of additional cellular systems and licenses. The Company currently has no agreements in principle regarding any such cellular acquisition.

Other Investments

International Wireless Communications Holdings, Inc. and Foreign Investments

The Company owns approximately 36% of the outstanding stock of International Wireless Communications Holdings, Inc. ("IWC") and has invested an aggregate of $13.8 million. IWC is a development stage Company specializing in securing, building and operating wireless businesses, generally other than cellular telephone systems, primarily in Asia and Latin America. The Company records its proportionate share of these losses under the equity method of accounting. During 1996 and 1995, the Company recognized an amount of losses on the equity method from IWC that was equal to the Company's equity investment in IWC. As a result, the Company has suspended the recognition of losses attributable to IWC until such time that equity method income is available to offset the Company's share of IWC's future losses or until such time that the Company makes additional financial commitments to IWC. During the third quarter of 1997, the Company committed to fund a credit facility for the benefit of IWC. This commitment is subject to the equity method and the Company recorded $966,000 in losses, which represents the entire amount of the commitment.

During the first quarter of 1997, the Company entered into a stock purchase agreement to purchase from an unrelated third party 7% of the outstanding shares of Star Digitel Limited ("SDL"), a Hong Kong Company whose principal business activities relate to the provision and development of cellular telecommunications services in the People's Republic of China. Pursuant to the stock purchase agreement, the Company's purchase of such shares will occur in two closings, one of which has occurred, and which are subject to the satisfaction of certain conditions, for an aggregate cash consideration of $8.4 million. IWC also recently acquired and maintains a 40% ownership interest in SDL. Through September 30, 1997, the Company has invested $5.1 million in SDL. The Company accounts for its investment using the equity method of accounting. During the third quarter of 1997, the Company guaranteed portions of two loans acquired by SDL. The Company's guarantee is for a total of $4.3 million.

In August, 1997, the Company entered into an agreement to purchase from an unrelated third party a 6% indirect ownership interest in Pakistan Mobile Communications, Ltd. ("PMCL"), a Company whose principal business activity is operating a nationwide cellular telecommunications system in Pakistan. Pursuant to the agreement, the Company purchased this ownership interest for $7.1 million in cash. Simultaneous with the closing of this transaction, IWC purchased a 20% indirect ownership interest in PMCL for $22.0 million under substantially the same terms as the Company. In addition, the Company advanced to a subsidiary of IWC $2.9 million to fund a portion of its investment in PMCL. The Company accounts for its investment using the equity method of accounting.

Inter (bullet) Act Systems, Incorporated

As of September 30, 1997, the Company had invested approximately $10.0 million in Inter (bullet) Act common stock for an ownership interest of approximately 26%. Inter (bullet) Act is a development stage

Company that provides consumer product manufacturers and retailers (currently supermarkets) the ability to offer targeted promotions to retail customers at the point of entry of a retail outlet through an interactive multi-media system utilizing ATM-like terminals.

In addition to the current ownership held by the Company, certain officers, directors and entities affiliated with certain directors of the Company maintain an additional 27% ownership interest in Inter (bullet) Act.

During 1996, Inter (bullet) Act completed the sale of 142,000 units ("Units") of 14% Senior Discount Notes due 2003, which have been exchanged for identical notes registered with the SEC and warrants to purchase shares of common stock at $.01 per share. The Company purchased for $12.0 million a total of 18,000 Units consisting of $18.0 million principal amount at maturity of these 14% SeniorDiscount Notes and warrants to purchase 169,722 shares of common stock. At issuance, the Company allocated, based upon the estimated fair values, $8.9 million and $3.1 million to the debentures and warrants purchased by the Company, respectively. The shares issuable upon the exercise of these warrants currently represent approximately 2% of Inter (bullet) Act's outstanding common stock. In addition, an existing warrant held by the Company was restructured whereby the Company has the right to acquire at any time prior to May 5, 2005 an aggregate of 900,113 shares of common stock for $23.50 per share, which shares presently represent approximately 10% of the outstanding common stock of Inter (bullet) Act.

The Company records its proportionate share of the losses of Inter (bullet) Act under the modified equity method of accounting. As of September 30, 1997 the Company has a remaining investment in Inter (bullet) Act of $11.8 million.

Financial Information of Equity Method Investees

Combined financial position and operating results of the Company's equity method investees, IWC, Inter (bullet) Act, and its Eastern North Carolina Joint Venture for the first nine months of 1997 and 1996 are as follows (in thousands):

                                                         1997      1996
                                                     ----------  --------
Revenues.............................................$ 15,181     $12,846
Gross profit.........................................   5,090       7,857
Loss from operations................................. (71,506)    (22,174)
Net Loss............................................. (94,210)    (25,594)

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

Long-term debt consists of the following as of September 30, 1997 and December 31, 1996 (in thousands):

                                                     September 30, December 31,
                                                         1997          1996
                                                     -------------  -----------
Debt of VCFC:
  Borrowings under the Credit Facility:
    Term Loan..........................................$325,000       $325,000
    Revolving Loan..................................... 212,000        105,000
  Other Long-Term Debt.................................     131            137
                                                        -------       --------
                                                        537,131        430,137
    Less Current Portion...............................  18,413              -
                                                        -------       --------
                                                        518,718        430,137
Debt of Vanguard:
  Senior Debentures due 2006, net of unamortized
    discount of $168 and $183 ........................  199,832        199,817
                                                        -------      --------
                                                       $718,550       $629,954
                                                       ========      =========

Credit Facility of VCFC. The Credit Facility consists of a "Term Loan" and a "Revolving Loan." The Term Loan, in the amount of $325 million, was used to repay the Company's borrowings under the prior credit facility. The Revolving Loan, in the amount of up to $350 million, is available for capital expenditures, to make acquisitions of and investments in cellular and other wireless communication interests, and for other general corporate purposes. As of September 30, 1997, $212 million had been borrowed under the Revolving Loan and the terms of these agreements limit additional available borrowing during the fourth quarter of 1997 to $93.7 million. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for further information.

Interest Rate Protection. The Company maintains interest rate swaps and interest rate caps which provide protection against interest rate risk. At September 30, 1997 the Company had interest rate cap agreements in place covering a notional amount of $225 million. The interest rate cap agreements provide protection to the extent that LIBOR exceeds the strike level through the expiration date as follows (in thousands):

                Strike Level       Notional Amount     Expiration Date

                     9.00%          $   50,000          December 1997
                     9.75               50,000          December 1997
                     7.50               50,000          February 1999
                     7.50               50,000          February 1999
                     8.00               25,000            August 1999
                                      --------
                                     $ 225,000

The cost of these interest rate cap agreements of $556,650 has been recorded in other assets in the accompanying consolidated balance sheet and is being amortized over the lives of the agreements as a component of interest expense.

Subsequent to September 30, 1997 the Company purchased four additional interest rate caps, one with an 8.5% strike level covering a $100 million notional amount which expires November, 2002 and one with a 7.5% strike level covering a $75 million notional amount also expiring in November, 2002. The remaining two caps maintain a 9.5% strike level covering a $100 million notional amount each and both expire October, 2002.

Subsequent to September 30, 1997, the Company entered into an interest rate swap agreement that fixes the LIBOR interest rate at 6.10% on a notional amount of $50 million through October, 2002. Under this swap agreement, the Company benefits if LIBOR interest rates increase above the fixed rate and incurs additional interest expense if rates remain below the fixed rate. Any amounts received or paid under this agreement are reflected as interest expense over the period covered.

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

The effect of interest rate protection agreements on the operating results of the Company was to decrease interest expense in the third quarter of 1997 by $7,000 and increase interest expense by $102,000 in the same period in 1996, and in the nine month period ending September 30, 1997 and 1996, interest expense decreased $5,000 and increased $477,000, respectively. The Company does not hold or issue financial instruments for trading purposes.

-----------------------------------------------------------------------------

Note 4:           Capital Stock

On November 4, 1996, the Company's Board of Directors authorized the repurchase of up to 2,500,000 shares of its Class A Common Stock from time to time in open market or other transactions. As of December 31, 1996, the Company had repurchased 255,000 shares at an average price per share of approximately $17.00. During the six months ended June 30, 1997, the Company repurchased 820,000 additional shares at an average price per share of approximately $12.50. Subsequent to September 30, 1997 and through November 13, 1997, the Company repurchased 1,021,300 shares at an average price of approximately $14.00 per share.

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

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

The following is a summary of the Company's ownership interests in cellular markets in which the Company's ownership interests exceeded 20% at September 30, 1997 and 1996. This table does not include any ownership interests that were contracted for at these dates.

                                                      September 30,
CELLULAR MARKETS                                   1997           1996
----------------                                   ----           ----

MID-ATLANTIC SUPERSYSTEM:
         Allentown, PA/NJ                          100.0%         100.0%
         Wilkes-Barre/Scranton, PA                 100.0          100.0
         Harrisburg, PA                            100.0          100.0
         Lancaster, PA                             100.0          100.0
         York, PA                                  100.0          100.0
         Reading, PA                               100.0          100.0
         Altoona, PA                               100.0          100.0
         State College, PA                         100.0          100.0
         Williamsport, PA                          100.0          100.0
         Union, PA (PA-8 RSA)                      100.0          100.0
         Chambersburg, PA (PA-10 East RSA)         100.0          100.0
         Lebanon, PA (PA-12 RSA)                   100.0          100.0
         Mifflin, PA (PA-11 RSA)                   100.0          100.0
         Wayne, PA (PA-5 RSA)                      100.0          100.0
         Orange County, NY                          --            100.0
         Binghamton, NY                            100.0          100.0
         Elmira, NY                                100.0          100.0

NEW ENGLAND METRO-CLUSTER:
         Portland, ME                              100.0          100.0
         Portsmouth, NH/ME                         100.0          100.0
         Bar Harbor, ME (ME-4 RSA)                 100.0          100.0

FLORIDA METRO-CLUSTER:
         Pensacola, FL                             100.0          100.0
         Fort Walton Beach, FL                     100.0          100.0

WEST VIRGINIA METRO-CLUSTER:
         Huntington, WV/KY/OH                      100.0          100.0
         Charleston, WV                            100.0          100.0
         Mason, WV (WV-1 RSA)                      100.0          100.0
         Logan, WV (WV-6 RSA)                      100.0          100.0
         Parkersburg-Marietta, WV/OH               100.0           --
         Ross, OH (OH-9 RSA)                       100.0           --
         Perry, OH (OH-10 South RSA)               100.0           --

CAROLINAS METRO-CLUSTER:
         Myrtle Beach, SC (SC-5 RSA)               100.0          100.0
         Wilmington, NC                             48.0           48.0
         Jacksonville, NC                           47.8           47.8

RESULTS OF OPERATIONS

The following is a discussion and analysis of the historical financial condition and results of operations of the Company and factors affecting the Company's financial resources. This discussion should be read in conjunction with the Company's condensed consolidated financial statements, including the notes thereto.

Three Months Ended September 30, 1997 and 1996

Service revenue in the third quarter of 1997 rose 26% to $94.7 million from $75.3 million in the same period in 1996. This increase was primarily the result of a 154,000 or 33% increase in the number of subscribers in majority-owned markets to approximately 615,000 in the third quarter of 1997, as compared to approximately 461,000 in the same period in 1996. Penetration, computed as a percentage of the Company's subscribers to total POPs in majority owned cellular markets, increased to 8.1% in the third quarter of 1997 from 6.3% in the same period last year. The increase in subscribers is the result of the growing acceptance of cellular communications and the Company's efforts to capitalize on this increasing acceptance through an expanded sales and distribution network. A decrease in "churn" from 2.2% in the third quarter of 1996 to 1.9% in the third quarter of 1997 contributed positively to the net increase in subscribers and resulted in part from a renewed emphasis on customer service and a change in billing procedures. Churn is the monthly rate of customer deactivations expressed as a percentage of the subscriber base.

Service revenue attributable to the Company's own subscribers ("Local Revenue") increased 29% during the third quarter of 1997 to $78.0 million as compared to $60.7 million in third quarter of 1996. This increase is a result of the increase in subscribers discussed above. Average monthly Local Revenue per subscriber declined 4% to $44 in the third quarter of 1997 compared to $45 in the same period in the prior year. This decline was primarily due to the continued pattern of increased incremental penetration into the segment of consumers who generally use their cellular phones less frequently. Service revenue generated by nonsubscribers roaming into the Company's markets increased 14% to $16.7 million in the third quarter of 1997 as compared to $14.6 million in the prior year period. This increase resulted from increased usage offset by continued reductions in daily access and usage rates. The reduced rates affect the Company both as a provider and purchaser of roaming services. Local Revenue combined with roaming revenue resulted in overall average monthly revenue per subscriber for the third quarter of 1997 of $53, a decline of 6% from $56 in the prior year period.

Cost of service as a percentage of service revenue increased slightly from 9% to 10% during the third quarter of 1997 as compared to the same period in 1996. The Company expects cost of service as a percentage of service revenue to remain stable primarily as a result of the Company's continuing effort to reduce the charges associated with roamer fraud. The Company estimates that charges associated with roamer fraud included in cost of service decreased from approximately 1% of service revenue in the third quarter of 1996 to less than 1% during the third quarter of 1997. Cellular fraud is expected to be a significant industry issue for the foreseeable future.

General and administrative expenses increased 30% or $6.1 million during the third quarter of 1997 as compared to the same period in 1996. General and administrative expenses as a percentage of service revenue increased from 27% in the third quarter of 1996 to 28% in the third quarter of 1997. This increase is due primarily to compensation expense resulting from increases in the Company's employee base generally in the areas of technical services, customer operations, and new product development. The Company does not anticipate significantly expanding its employee base for the remainder of the year and believes that general and administrative expenses will stabilize as a percentage of service revenue over the remainder of the year.

Marketing and selling expenses increased 17% to $18.4 million during the third quarter of 1997, compared to $15.7 million in the same period in 1996. As a percentage of service revenue, these expenses decreased from 21% in the third quarter of 1996 to 19% in the 1997 period. During the third quarter of 1997, marketing and selling expenses including the net loss on cellular equipment ("Combined Marketing and Selling Expenses") increased to $22.2 million from $18.8 million in the same period in 1996. Combined Marketing and Selling Expenses per net subscriber addition decreased 9% to $635 in the third quarter of 1997 from $697 during the third quarter of 1996 primarily as a result of the decrease in churn. Net loss on cellular equipment increased from $3.1 million in the third quarter of 1996 to $3.9 million in the third quarter of 1997, an increase of $800,000. The Company continues to sell telephones at or below cost for marketing purposes, and has become more aggressive with phone pricing in response to competitive pressures. Combined Marketing and Selling Expenses per gross subscriber addition decreased to $321 in the third quarter of 1997 from $338 in the same period in 1996. While the Company has benefited from the increased success of external distribution channels, the Company continues to emphasize internal distribution channels, which it believes result in higher long-term profit margins. The Company discontinued its agent relationship with the Radio Shack chain, effective January 1, 1997.

Management believes that, through increasing its own presence in the retail marketplace, the Company has mitigated any effect on gross subscriber additions which might have occurred as a result of the loss of the Radio Shack locations, and that attracting new subscribers through its own internal retail channel at a cost that is more reasonable is in the best long-term interest of the Company.

Depreciation and amortization expenses increased $4.1 million or 32% during the third quarter of 1997 as compared to 1996. Property and equipment placed in service since October 1, 1996 of approximately $138 million accounted for substantially all of this increase.

Interest expense increased $3.1 million or 25% during the third quarter of 1997. Substantially all of this increase resulted from an increase in average borrowings of approximately $153 million.

Equity in losses of unconsolidated investments decreased by $2.0 million. This decrease resulted primarily from the suspension of the Company's recognition of losses attributable to its equity method investment in IWC. During the third quarter of 1997, the Company committed to fund a credit facility for the benefit of IWC. This commitment is subject to the equity method and the Company recorded $966,000 in losses, which represents the entire amount of the commitment. The Company continues to recognize its share of the income and losses of its equity method investments in Inter (bullet) Act, Eastern North Carolina Joint Venture, SDL, and PMCL. See "Liquidity and Capital Resources".

Net loss on dispositions increased by $3.5 million, substantially all of which is related to the gain on disposition of the Company's cellular investment in India recorded in the third quarter of 1996.

In the third quarter of 1997, the Company suspended recognition of its deferred income tax assets. The Company may resume recognition of its deferred tax assets in the future. The total recognized deferred income tax asset as of September 30, 1997 is $13.0 million. Management concluded that it is "more likely than not" that this portion of the Company's net deferred income tax assets will be realized. This assessment considered the Company's historical operating trends, short-term operating forecasts and certain other factors. Prior to the fourth quarter of 1996, the Company concluded that realization of its net deferred income tax assets was uncertain due primarily to its history of operating losses. See "Liquidity and Capital Resources -- Income Taxes".

Net income for the third quarter was $1.1 million, or $0.03 per share, compared with net income of $2.9 million, or $0.07 per share, reported for the same period a year ago. The decline in net income in the third quarter resulted from the $3.5 million negative change in Net Gain (Loss) on Dispositions from third quarter 1996 to third quarter 1997, and the $3.1 million increase in interest expense, offset by the $2.3 million increase in income from operations and the $2.0 million decrease in equity method losses.

Nine Months Ended September 30, 1997 and 1996

Service revenue in the first nine months of 1997 rose 24% to $258.2 million from $208.1 million in the same period in 1996 primarily as a result of a 33% increase in the number of subscribers served in the 1997 period. Churn declined from 2.2% to 1.9%. Average monthly revenue per subscriber for the nine months ended September 30, 1997 was $51, a decline of 7% from $55 in the prior year period. Local Revenue increased 27% to $218.4 million during the first nine months of 1997 as compared to $171.9 million in the same period last year. Average monthly Local Revenue per subscriber declined 5% to $43 in the first nine months of 1997 as compared to $46 in the 1996 period.

Cost of service as a percentage of service revenue decreased from 11% in the first nine months of 1996 to 10% in the 1997 period primarily as a result of the Company's continued effort to reduce the charges associated with roamer fraud.

General and administrative expenses increased 32% or $18.1 million during the first nine months of 1997 as compared to the same period in 1996, and, as a percentage of service revenue, increased from 27% in the 1996 period to 29% in the 1997 period.

Marketing and selling expenses increased 23% to $53.0 million during the first nine months of 1997, compared to $43.0 million in 1996. As a percentage of service revenue, these expenses decreased slightly from 21% in the 1996 period to 20% in the 1997 period. Combined Marketing and Selling Expenses per net subscriber addition decreased 3% to $634 in the first nine months of 1997 from $653 during the same period in 1996, primarily as a result of the decrease in churn previously discussed. Combined Marketing and Selling Expenses per gross subscriber addition increased to $329 in the first nine months of 1997 from $312 in the same period in 1996.

Depreciation and amortization expenses increased $13.7 million or 40% during the first nine months of 1997 as compared to 1996. Property and equipment placed in service since October 1, 1996 of approximately $138 million accounted for substantially all of this increase.

Interest expense increased $8.0 million or 24% during the 1997 period. This increase primarily resulted from an increase in average borrowings of approximately $135 million. Contributing to the increase in average borrowings are a second quarter change in the Company's billing practices from billing monthly access fees in advance to billing these fees in arrears resulting in additional borrowings, and the Company's repurchase of 820,000 shares of its common stock, and an increase in interest rates on $200 million of borrowings represented by the Debentures.

Equity in losses of unconsolidated investments increased by $4.7 million during the nine months ended September 30, 1997. This increase resulted primarily from higher operating, amortization and interest expenses incurred by Inter (bullet) Act, and was lessened by the suspension of the Company's recognition of losses attributable to its equity method investment in IWC, as previously discussed.

Net loss on dispositions increased $5.3 million. Substantially all of this change is related to the gain on disposition recorded in the 1996 period as discussed above, and the Company's adjustment of the value of its rental phone assets in the 1997 period.

In the first two quarters of 1997, the Company recognized a deferred income tax benefit of $8.0 million. In the third quarter of 1997, the Company suspended recognition of its deferred income tax assets. As discussed above, the Company may resume recognition of its deferred tax assets in the future. See "Liquidity and Capital Resources - Income Taxes."

The Company reported net income of $1.4 million or $0.03 per share as compared to $10.3 million or $0.25 per share for 1996. This $8.9 million decrease in net income is substantially due to a $4.7 million increase in recognition of the Company's proportionate share of losses of its unconsolidated subsidiaries, depreciation expense, disposition losses, and an overall increase in operating expenses, partially offset by recognition of deferred income tax assets of approximately $8 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to acquire, construct, operate and expand its cellular systems. The Company also explores, on an ongoing basis, possible acquisitions of cellular systems and properties as well as other investment opportunities, some of which may involve significant expenditures or commitments. In addition, although the initial buildout of its cellular system is complete, the Company will continue to construct additional cell sites and purchase cellular equipment to increase capacity as subscribers are added and usage increases, to expand geographic coverage, to provide for increased portable usage, and to upgrade its cellular system for digital conversion and the implementation of new services. The Company spent approximately $38.8 million and exchanged certain cellular assets in connection with acquisitions in 1996 and spent approximately $130.8 million on total capital expenditures in 1996. During the nine months ended September 30, 1997 the Company spent approximately $13.5 million on acquisitions and incurred approximately $98.1 million in capital expenditures.

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

EBITDA does not represent and should not be considered as an alternative to net income or operating income as determined by generally accepted accounting principles. It should not be considered in isolation from other measures of performance according to such principles, including operating results and cash flows. EBITDA increased to $94.5 million during the third quarter of 1997 from $80.8 million in the same period in 1996. Net cash provided by operating activities as shown on the Statement of Cash Flows decreased to $26.6 million in the first nine months of 1997 as compared to $50.9 million in the same period in 1996 due to the change in billing procedures as discussed below. Net cash provided by operating activities in the first nine months of 1997 reflects a $7.3 million increase in interest expense, and a change in working capital items of $32.3 million. Investing activities, primarily purchases of property and equipment and acquisitions of investments, used net cash of $130.8 million and $116.5 million in the first nine months of 1997 and 1996, respectively. Financing activities provided net cash of $96.5 million and $63.0 million in 1997 and 1996, respectively.

Long-Term Debt. The Company's long-term debt consists primarily of a $675 million credit facility (the "Credit Facility") and $200 million of 93/8% senior debentures (the "Debentures"). On December 23, 1994, the Company completed the closing of its Credit Facility, pursuant to an Amended and Restated Loan Agreement, with various lenders led by The Toronto-Dominion Bank and The Bank of New York. The Credit Facility, which refinanced the Company's $390 million 1993 Loan Agreement, consists of a $325 million term loan ("Term Loan") and a $350 million revolving loan ("Revolving Loan"). The Revolving Loan is available for capital expenditures, acquisitions of and investments in cellular and other wireless communication interests, and for other general corporate purposes. On April 10, 1996, the Company issued $200 million aggregate principal amount of 93/8% Senior Debentures due 2006 through an underwritten public offering and entered into a related amendment to the Credit Facility. The Credit Facility was amended to permit the issuance of the Debentures and require the structural subordination of the Debentures by making a subsidiary the primary obligor of the Credit Facility and all liabilities of the Company (other than the Debentures) and the owner of all stock and partnership interests of the Company's operating subsidiaries. The net proceeds of the sale of the Debentures were approximately $194.8 million. As of September 30, 1997, $537 million had been borrowed under the Credit Facility, and the Company had available borrowings, subject to certain limitations, under the Revolving Loan portion of the Credit Facility of approximately $93.7 million.

Increased borrowings resulted from a second quarter change in the Company's billing practices and were estimated to be approximately $16.0 million. Historically, the Company billed subscriber access fees in advance. To reduce customer confusion upon receipt of the first bill and to remain competitive, the Company changed its billing policy and now bills access fees in arrears. This change had no impact on the Company's revenue recognition, but did affect the in-flow of cash from bill payments in the second quarter resulting in increased borrowings. In addition, during the first six months of 1997 the Company borrowed approximately $10.3 million to repurchase 820,000 shares of its common stock at an average price per share of approximately $12.50.

According to the terms of the Credit Facility, the outstanding amount of the Term Loan as of March 30, 1998 is to be repaid in increasing quarterly installments commencing on March 31, 1998 and terminating at maturity on December 23, 2003. The quarterly installment payments begin at 1.875% of the outstanding principal amount at March 30, 1998 and gradually increase to 5.625% of the principal amount at March 31, 2003, at which time the Term Loan will be repaid. The available borrowings under the Revolving Loan will also be reduced on a quarterly basis commencing on March 31, 1998 and terminating on December 31, 2003. The quarterly reduction begins at 1.875% of the Revolving Loan commitment at March 30, 1998 and gradually increases to 5.625% of the commitment on March 31, 2003 at which time the Revolving Loan will be repaid. As of September 30, 1997, the current portion of long-term debt borrowed under the Credit Facility was $18.4 million.

The Term Loan and the Revolving Loan bear interest at a rate equal to the Company's choice of the Prime Rate (as defined) or Eurodollar Rate (as defined) plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. As of September 30, 1997, the applicable margins on the borrowings were
 .25% and 1.5% per annum for the Prime Rate and Eurodollar Rate, respectively.

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

Acquisitions. The Company continues to expand its ownership of cellular markets through strategic acquisitions. The Company explores, on an ongoing basis, possible acquisitions of additional cellular systems and licenses. The Company currently has no agreements in principle regarding any such cellular acquisition.

International Wireless Communications Holdings, Inc. and Foreign Investments. As of September 30, 1997, the Company had invested $13.8 million in International Wireless

Communications Holdings, Inc. ("IWC") and owns approximately 36% of the outstanding stock of IWC. IWC is a development stage Company specializing in securing, building and operating wireless businesses, generally other than cellular telephone systems, primarily in Asia and Latin America.

During 1996, IWC completed the sale of 14% Senior Secured Discount Notes Due 2001, which have been exchanged for identical notes registered with the Securities and Exchange Commission ("SEC"), and warrants to purchase shares of IWC common stock. IWC received approximately $100 million in net proceeds from this financing which will be used to fund existing projects and the exploration of other opportunities. As existing and new projects are in the network buildout phase, the losses of IWC are expected to grow significantly in future years. The Company records its proportionate share of these losses under the equity method of accounting. During 1995 and 1996, the Company recognized on the equity method an amount of losses from IWC that was equal to the Company's equity investment in IWC. As a result, the Company has suspended the recognition of losses attributable to IWC until such time that equity method income is available to offset the Company's share of IWC's future losses or until such time that the Company makes additional financial commitments to IWC. During the third quarter of 1997, the Company committed to fund a credit facility for the benefit of IWC. This commitment is subject to the equity method and the Company recorded $966,000 in losses, which represents the entire amount of the commitment.

In the first quarter of 1997, the Company entered into a stock purchase agreement to purchase from an unrelated third party 7% of the outstanding shares of Star Digitel Limited ("SDL"), a Hong Kong Company whose principal business activities relate to the provision and development of cellular telecommunications services in the People's Republic of China. Pursuant to the stock purchase agreement, the Company's purchase of such shares will occur in two closings, one of which has occurred, and which are subject to the satisfaction of certain conditions, for an aggregate cash consideration of $8.4 million. IWC also recently acquired and maintains a 40% ownership interest in SDL. Through September 30, 1997, the Company has invested $5.1 million in SDL. The Company accounts for its investment using the equity method of accounting. During the third quarter of 1997, the Company guaranteed portions of two loans acquired by SDL. The Company's guarantee is for the total of $4.3 million.

In August, 1997, the Company entered into an agreement to purchase from an unrelated third party a 6% indirect ownership interest in Pakistan Mobile Communications, Ltd. ("PMCL"), a Company whose principal business activity is operating a nationwide cellular telecommunications system in Pakistan. Pursuant to the agreement, the Company purchased this ownership interest for $7.1 million in cash. Simultaneous with the closing of this transaction, IWC purchased a 20% indirect ownership interest in PMCL for $22.0 million under substantially the same terms as the Company. In addition, the Company advanced to a subsidiary of IWC $2.9 million to fund a portion of its investment in PMCL. The Company accounts for its investment using the equity method of accounting.

Inter (bullet) Act Systems, Incorporated. As of September 30, 1997, the Company had invested approximately $10.0 million in Inter (bullet) Act Systems, Incorporated ("Inter (bullet) Act") for an ownership interest of approximately 26% of Inter (bullet) Act's outstanding common stock. Inter (bullet) Act is a development stage Company that provides consumer products manufacturers and retailers (currently supermarkets) the ability to offer targeted promotions to retail customers at the point of entry of a retail outlet through an interactive multi-media system utilizing ATM-like terminals.

During 1996, Inter (bullet) Act completed the sale of 142,000 units ("Units") of 14% Senior Discount Notes Due 2003, which have been exchanged for identical notes registered with the SEC, and warrants to purchase shares of common stock at $.01 per share. The Company purchased for $12.0 million a total of 18,000 Units consisting of $18.0 million principal amount at maturity of these 14% Senior Discount Notes and warrants to purchase 169,722 shares of common stock. These warrant shares presently represent approximately 2% of Inter (bullet) Act's outstanding common stock. In addition, an existing warrant held by the Company was restructured whereby the Company has the right to acquire at any time prior to May 5, 2005 an aggregate of 900,113 shares of common stock for $23.50 per share, which shares presently represent approximately 10% of the outstanding common stock of Inter (bullet) Act. Inter (bullet) Act has incurred net losses since its inception. Inter (bullet) Act received approximately $91 million in net proceeds from the above financing which will be used to accelerate the roll-out of its systems in retail supermarkets and, as a result, the net losses incurred by Inter (bullet) Act are expected to grow significantly in future years.

The Company records its proportionate share of the losses of Inter (bullet) Act under the modified equity method of accounting. As of September 30, 1997, the Company has a remaining investment in Inter (bullet) Act of $11.8 million.

Capital Expenditures. As of September 30, 1997, the Company had $477.7 million of property and equipment in service. The Company historically has incurred capital expenditures primarily based upon capacity needs in its existing markets resulting from continued subscriber growth. In order to increase geographic coverage and provide for additional portable usage the Company continues to increase the number of sites and add additional capacity to existing sites as it has done over the past few years. As a result of this accelerated network buildout and the continued growth of the Company's subscriber base, capital expenditures were $130.8 million during 1996. During 1997, the Company continued this accelerated buildout to expand system coverage and capacity, and to upgrade its cellular system for digital conversion and the implementation of new services. Capital expenditures for 1997 are estimated to be approximately $125 million and are expected to be funded primarily through internally generated funds and borrowed under the Credit Facility. Approximately $90 million of those capital expenditures will be for cellular network equipment, and the remainder will be primarily for rental telephones and computer equipment. During the nine months ended September 30, 1997, the Company incurred approximately $98.1 million in capital expenditures.

Capital Stock. On November 4, 1996, the Company's Board of Directors authorized the repurchase of up to 2,500,000 shares of its Class A Common Stock from time to time in open market or other transactions. As of December 31, 1996 the Company had repurchased 255,000 shares at an average price per share of approximately $17.00. During the six months ended June 30, 1997, the Company repurchased 820,000 additional shares at an average price per share of approximately $12.50. Subsequent to September 30, 1997 and through November 13, 1997, the Company repurchased 1,021,300 shares at an average price of approximately $14.00 per share.

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

Since inception, the Company has steadily increased its subscriber base and improved its revenues and operating results at rates consistent with management's annual internal forecasts. Although the Company's ongoing operations have generated Federal taxable losses since inception, it expects taxable income in future periods. There can be no assurance that the Company will achieve these improvements. See the "Safe Harbor" statement below for a description of certain risks and uncertainties that may affect the Company. Because of these risks and uncertainties, management concluded that forecasts could be made with enough certainty to recognize net deferred income tax assets only over a relatively short-term period. Therefore, the Company recognized only $5.0 million of its $104.2 million net deferred income tax assets at December 31, 1996 and maintained a valuation allowance for the remainder of the Company's $99.2 million of net deferred income tax assets. In the first six months of 1997, the Company recognized an additional $8.0 million of its net deferred income tax assets. No additional portion of the net deferred income tax assets was recognized in the third quarter of 1997. The Company will continue to assess the recognition of additional net deferred tax assets based on its ongoing evaluation of its actual performance and ability to estimate future performance. See " Results of Operations."

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

"SAFE HARBOR" STATEMENT UNDER SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

Except for the historical information presented, the matters disclosed in this report include forward-looking statements. These statements represent the Company's judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (i) the substantial leverage of the Company which may adversely affect the Company's ability to finance its future operations, to compete effectively against better capitalized competitors and to withstand downturns in its business or the economy generally; (ii) a change in economic conditions in the markets served by the Company which could effect demand for cellular services; (iii) greater than anticipated competition from PCS and ESMR companies that provide services and features in addition to those currently provided by cellular companies, and the risk that the Company will not be able to provide such services and features or that it will not be able to do so on a timely or profitable basis; (iv) technological developments that make the Company's existing analog networks and planned digital networks uncompetitive or obsolete such as the risk that the Company's choice of Time Division Multiple Access ("TDMA") as its digital technology leaves it at a competitive disadvantage if other digital technologies, including Code Division Multiple Access ("CDMA"), ultimately provide substantial advantages over TDMA or analog technology and competitive pressures force the Company to implement CDMA or another digital technology at substantially increased cost; (v) higher than anticipated costs due to unauthorized use of its networks and the development and implementation of measures to curtail such fraudulent use; and (vi) greater than anticipated losses attributable to its equity interests in other companies. See the Company's Form 8-K dated March 31, 1997 and the Company's subsequent filings and reports with the Securities and Exchange Commission for a further description of these risks.

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





                                                 VANGUARD CELLULAR SYSTEMS, INC.


Date:         November 14, 1997           By:    /s/   Stephen R.  Leeolou
                                                 --------------------------
                                                       Stephen R.  Leeolou
                                                            President
                                                               and
                                                     Co-Chief Executive Officer


Date:         November 14, 1997             By:    /s/  Stephen L.  Holcombe
                                                 ---------------------------
                                                        Stephen L. Holcombe
                                                     Executive Vice President
                                                               and
                                                      Chief Financial Officer
                                                     (principal accounting and
                                                    principal financial officer)

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

*4(b)(7) Third Amendment to Second Amended and Restated Loan Agreement between Vanguard Cellular Operating Corp. and various lenders led by the Bank of New York and The Toronto-Dominion Bank as agents, dated as of March 31, 1997, filed as Exhibit 4(b)(7) to the Registrant's Form 10-Q dated March 31, 1997.

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

11 Calculation of fully diluted earnings per share for the three months and nine months ended September 30, 1997 and 1996.

27           Financial Data Schedule.


--------------------


*    Incorporated by reference to the statement or report indicated.