Form 10-K405
period 1997-12-31
VANGUARD CELLULAR SYSTEMS INC
filed 1998-03-31
CIK 771178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________________ to _____________________

Commission file number 0-16560

                         VANGUARD CELLULAR SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         North Carolina                                  56-1549590
-------------------------------------      -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation organization)

  2002 Pisgah Church Road, Suite 300,
    Greensboro, North Carolina                             27455-3314
-------------------------------------      -------------------------------------
(address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (336) 282-3690

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

                                 YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the registrant's Common Stock held by those other than executive officers and directors at March 26, 1998, based on the NASDAQ closing sale price for the Registrant's Common Stock as of such date, was approximately $550,262,374.

      The number of shares outstanding of the issuer's common stock as of March 26, 1998 was 37,232,053.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement relating to its 1998 annual meeting of stockholders are incorporated by reference into Part III as set forth herein. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 1997.

                                TABLE OF CONTENTS

                                     PART I
Item 1. Business ...........................................................  1
Item 2. Properties ......................................................... 17
Item 3. Legal Proceedings .................................................. 17
Item 4. Submission of Matters to a Vote of Security Holders ................ 17
Item 4.(a) Executive Officers of the Registrant ............................ 17


                                     PART II
Item 5. Market for the Registrant's Common Stock and Related Stockholder
        Matters ............................................................ 19
Item 6. Selected Consolidated Financial Data ............................... 20
Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................. 22
Item 8. Financial Statements and Supplementary Data ........................ 29
Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure ............................................... 29


                                    PART III
Item 10. Directors and Executive Officers of the Registrant ................ 30
Item 11. Executive Compensation ............................................ 30
Item 12. Security Ownership of Certain Beneficial Owners and Management .... 30
Item 13. Certain Relationships and Related Transactions .................... 30


                                     PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
         8-K ............................................................... 31
Signatures ................................................................. 32
Index to Consolidated Financial Statements and Schedules ................... F-1
Exhibit Index

Item 1. Business

      For definitions of certain terms used in this Form 10-K, see "Certain Definitions" beginning on Page 15 hereof.

Overview

      Vanguard Cellular Systems, Inc. ("the Company") is an independent operator of cellular telephone systems in the United States with 7.9 million aggregate POPs as of December 31, 1997. The Company serves over 645,000 subscribers located in five "metro-clusters," or contiguous groups of cellular markets, comprised of 29 markets in the Eastern United States, including the Mid-Atlantic and Ohio Valley SuperSystems and the Florida, Carolinas and New England metro-clusters. The Mid-Atlantic SuperSystem, which is contiguous to the New York, Philadelphia and Baltimore/Washington MSAs and the New England metro-cluster, which is contiguous to the Boston MSA, (four of the nation's seven largest MSAs) collectively represent approximately 71% of the Company's operating POPs. The Company's wireless products and services are distributed under the CellularONE(R) brand name, one of the most recognized brand names in the wireless industry.

      In March, 1998, the Company entered into an agreement to sell for $160 million in cash its investment in the Myrtle Beach, South Carolina RSA. Additionally, the Company entered into an agreement in February 1998 to sell for $30 million its interest in the Eastern North Carolina Cellular Joint Venture which includes the Wilmington and Jacksonville, NC markets. These transactions, which are expected to close in the third quarter of 1998, are subject to approval by regulatory authorities, including the FCC. The Company is also pursuing various divestiture alternatives related to its Florida Metro-Cluster and other non-core cellular properties in which it owns minority interests.

      The Company's markets are located in predominantly suburban and rural areas proximate to major urban areas, which the Company believes affords it several advantages over traditional urban wireless operations, including (i) greater network capacity, (ii) greater roaming revenue opportunities, (iii) lower distribution costs and (iv) higher barriers to entry. Because there are limits to the number of signals that can be transmitted simultaneously in a given area, the Company's less densely populated suburban and rural locations allow for greater frequency reuse, resulting in greater overall network capacity than in high density urban markets. The Company is able to provide high quality voice transmission with reduced instances of blocked or dropped calls. In addition to these network advantages, the Company's metro-clusters enjoy greater roaming revenue opportunities by virtue of their proximity to large urban centers. This benefit is best exemplified in the Mid-Atlantic SuperSystem, which is located in the heavily traveled corridor between New York, Philadelphia and Baltimore/Washington D.C. Roaming revenue requires minimal incremental administrative and marketing expenditures, and the Company believes that it is well positioned to benefit from both cellular roaming and eventual roaming by users of personal communication services ("PCS"). The Company has signed an agreement with AT&T Wireless and Sprint Spectrum to provide roaming services to both companies' PCS customers who roam into the Company's markets with dual frequency phones. The Company also believes that it experiences lower distribution costs due to its internal distribution channels such as direct sales, retail stores and kiosks, which are more economical outside of urban areas. Finally, the Company believes that the lower population density and greater geographic coverage of its suburban and rural metro-clusters act as barriers to entry given the relatively higher per-subscriber costs of building competing wireless systems.

      Since its inception until the introduction of PCS, the cellular industry had two entities competing as facilities based carriers in each market. Licensing for PCS broadband spectrum is complete, and the Company is currently competing with PCS operators in six markets and is aware of site acquisition, zoning and construction of infrastructure by other competitive PCS providers in several of its other markets. The Company is preparing for increased competition by building out and converting its cellular telephone systems to digital networks, increasing the quality of coverage in its service areas, offering new features, products and services to its customers and expanding its service areas through selected acquisitions of adjacent and nearby cellular systems. The Company believes its management team's operating experience, developed distribution channels and customer service orientation will be significant components in providing effective competition to these new entrants. In addition, the Company believes its extensive system footprint and the location of its operations in suburban and rural markets provide significant barriers to early competition from PCS competitors.

Business Strategy

      The Company's overall goal is to continue to pursue strong growth of subscribers, revenues and EBITDA. The Company intends to achieve this goal through its operating strategy of providing a broad range of high quality integrated wireless communications products and services. Key elements of the Company's strategy include:

      o Development of Core Metro-Cluster Service Areas. The Mid-Atlantic SuperSystem, Ohio Valley SuperSystem and New England Metro-Cluster, which the Company considers to be its core metro-cluster service areas, represent 88% of the Company's subscribers and 86% of the Company's POPs at December 31, 1997. The Company plans to continue a strategy of developing and supplementing its core regional metro-clusters to enable it to serve its customers better and to achieve cost efficiencies through economies of scale. By operating in contiguous markets, the Company can provide broad areas of seamless service and achieve economies of scale in marketing and operations as well as cost efficiencies in deploying its network infrastructure. The Company continually evaluates opportunities for acquisitions of new cellular properties in proximate suburban and rural markets that will expand its core metro-clusters. Given the Company's focus on its core metro-cluster service areas, the Company has entered into or is pursuing agreements to divest of its interests in the Florida and Carolinas metro-clusters as well as its minority interests in all other non-core cellular properties.

      o Continuous Cellular Network Buildout. The Company continuously improves its systems. In 1994, the Company began a cellular network expansion and upgrade program in order to increase geographic coverage and provide for additional portable usage in the Company's cellular markets. In 1995, 1996 and 1997 combined, the Company added 274 new cell sites and replaced or upgraded 108 others, bringing its total number of cell sites to 458 as of December 31, 1997. The Company plans to add 86 cell sites in 1998 as it continues to enhance its network. The Company believes that its networks have sufficient capacity in its spectrum to serve the Company's growing subscriber base in the near future but plans to implement a gradual transition to digital technology before analog capacity constraints become a significant concern. The Company's networks are currently digital-ready, with dual mode analog/Time Division Multiple Access ("TDMA") digital radio technology already built-in such that individual transmitters may be converted to digital mode with minimal additional investment. See " -- Expansion of Product Offerings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

      o Investment in Brand Identity. The Company's wireless products and services are distributed under the CellularONE(R) brand name, one of the most recognized brand names in the wireless industry. The CellularONE(R) brand name currently is used by cellular systems covering more than 11,000 cities and towns, representing total POPs of over 129 million. The Company has a minority ownership interest in the partnership that owns the CellularONE(R) brand name and that controls the promotion and management of the brand. In addition to benefitting from local advertising by licensees, the CellularONE(R) brand name is advertised on a national basis by the partnership that owns the brand with funding provided by licensing fees.

      o Emphasis on Customer Service and Advanced Billing Systems. The Company provides on-line customer support, 24 hours a day, seven days a week. The Company's internally developed, proprietary Flexcell(R) billing and management information system enables the Company to provide quality services to its expanding customer base and affords it access to customer data, which it uses to facilitate its marketing efforts. One such service is Rapid Activation, which enables the Company to complete credit checks, order entry, and subscriber activation within five minutes. See " -- Customer Service."

      o Growth of Internal Distribution Channels. The Company distributes its products and services through both its internal distribution network (direct sales force, sales and service centers, and retail stores) and external distribution channels (national retailers, local agents and automotive dealers). The Company is continuing its long-term emphasis on internal distribution channels, particularly its own retail outlets, which the Company believes offer substantial benefits. These benefits include lower cost, higher effectiveness in selling to high margin customers, and a consistent point of customer contact, resulting in greater ongoing satisfaction for both internally and externally generated customers. The Company is therefore building additional retail outlets, as well as upgrading existing outlets. See " -- Marketing and Distribution."

      o Expansion of Product Offerings. The Company continues to offer new and innovative products and services in order to increase the value of the basic voice product to the customer and to increase airtime revenues. In addition to enhanced cellular voice service packages, the Company has begun to offer data transmission, and Cellular Digital Packet Data ("CDPD") services are being deployed. The Company has also begun reselling paging and Internet services.
            With the integration of digital technology, the Company will be able to offer a variety of additional services such as caller identification, short messaging and call encryption.

Markets and Clusters

      The following table sets forth as of December 31, 1997, (i) the markets in which the Company owns an interest in a cellular system by region and by cluster, (ii) the Company's ownership percentage of the system, (iii) the total POPs (as derived from 1997 population estimates) and (iv) the Company's POPs based on its ownership percentage.

                                        Company      Total       Net
                                        Ownership    POPs        POPs
                                        ---------   -------     -------
Mid-Atlantic SuperSystem:
  Allentown, PA/NJ ................     100.00%     713,438     713,438
  Wilkes-Barre/Scranton, PA .......     100.00      653,817     653,817
  Harrisburg, PA ..................     100.00      499,402     499,402
  Lancaster, PA ...................     100.00      453,348     453,348
  York, PA ........................     100.00      456,861     456,861
  Reading, PA .....................     100.00      353,650     353,650
  Williamsport, PA ................     100.00      118,681     118,681
  State College, PA ...............     100.00      131,962     131,962
  Wayne, PA (PA-5 RSA) ............     100.00       84,292      84,292
  Chambersburg, PA (PA-10 East RSA)     100.00      141,875     141,875
  Mifflin, PA (PA-11 RSA) .........     100.00      113,933     113,933
  Lebanon, PA (PA-12 RSA) .........     100.00      117,361     117,361
  Union, PA (PA-8 RSA) ............     100.00      408,709     408,709
  Altoona, PA .....................     100.00      131,287     131,287
  Binghamton, NY/PA ...............     100.00      293,703     293,703
  Elmira, NY ......................     100.00       92,820      92,820
                                                              ---------
      Subtotal ....................                           4,765,139
                                                              ---------
Ohio Valley SuperSystem:
  Huntington, WV/KY/OH ............     100.00      316,929     316,929
  Charleston, WV ..................     100.00      254,889     254,889
  Parkersburg, WV /OH .............     100.00      157,364     157,364
  Chillecothe, OH (OH-9 RSA) ......     100.00      248,993     248,993
  Athens, OH (OH-10-South RSA) ....     100.00      112,256     112,256
  Logan, WV (WV-6 RSA) ............     100.00      182,128     182,128
  Ripley, WV (WV-1 RSA) ...........     100.00       77,008      77,008
                                                              ---------
      Subtotal ....................                           1,349,567
                                                              ---------
New England Metro-cluster:
  Portland, ME ....................     100.00      288,136     288,136
  Portsmouth, NH/ME ...............     100.00      280,193     280,193
  Bar Harbor, ME (ME-4 RSA) .......     100.00       86,052      86,052
  Bangor, ME ......................       5.31      144,777       7,681
  Other ...........................                              15,558
                                                              ---------
       Subtotal ...................                             677,620
                                                              ---------
Florida Metro-cluster:
  Pensacola, FL ...................     100.00      390,989     390,989
  Fort Walton Beach, FL ...........     100.00      168,283     168,283
  Panama City, FL .................      18.28      146,713      20,184
  Columbus, GA ....................      13.69      250,931      34,361
  Albany, GA ......................      10.29      117,662      12,105
  Pascagoula, MS ..................       3.99      129,421       5,164
  Other ...........................                               9,445
                                                              ---------
      Subtotal ....................                             640,531
                                                              ---------
Carolinas Metro-cluster:
*   Myrtle Beach, SC (SC-5 RSA) ...     100.00      253,351     253,351
* + Wilmington, NC ................      47.97      211,278     101,345
* + Jacksonville, NC ..............      47.79      144,614      69,112
    Petersburg, VA ................      12.44      129,786      16,141
                                                              ---------
     Subtotal .....................                             439,949
                                                              ---------
Other Minority Interests ..........                              38,664
                                                              ---------
TOTAL POPs ........................                           7,911,470
                                                              =========

----------
+ Jointly controlled through the Company's 50% ownership of a joint venture.
* The Company has entered into agreements to divest of these interests in 1998.

Subscribers

      Management believes that the Company generates the majority of its revenue from subscribers who are business users. Historically, the Company's business users were individuals in such professions as construction and real estate who worked extensively from their cars and utilized cellular telephone service to improve productivity. As a result of the growing acceptance of cellular communications and the declining cost of portable and transportable phones, as well as the Company's marketing efforts, the Company is attracting larger numbers of customers who are nonbusiness users and business users now are drawn from a wider range of occupations. Business users normally generate more revenue than nonbusiness consumers. While the Company anticipates increasing nonbusiness consumer acceptance of cellular telephone service, business users are expected to generate the majority of the Company's revenue for the foreseeable future.

      The following table sets forth the aggregate number of subscribers in the Company's majority-owned markets at the end of the periods indicated.

            Quarter                  1995         1996         1997
            -------                -------      -------      -------
            First ...........      280,000      405,000      540,000
            Second ..........      314,000      430,000      580,000
            Third ...........      340,000      461,000      610,000
            Fourth ..........      381,000      513,000      645,000

      The incremental subscriber growth and the rate of incremental subscriber growth in the Company's majority-owned markets is set forth in the following table for the periods indicated.

                                                    1995       1996       1997
                                                  -------    -------    -------
            Incremental Subscriber Growth ....... 136,000    132,000    132,000
            Rate of Incremental Subscriber Growth      56%        35%        26%

      The following table sets forth the number of subscribers and the penetration percentages in majority-owned markets as of the dates indicated.

                                                           December 31,
                         -------------------------------------------------------------------------------
                                  1995                        1996                        1997
                         -----------------------     -----------------------     -----------------------
                         Subscribers Penetration*    Subscribers Penetration*    Subscribers Penetration*
                         -----------------------     -----------------------     -----------------------
Mid-Atlantic SuperSystem   254,500          5.01%      324,500          6.81%      408,000          8.56%
Ohio Valley SuperSystem     45,500          7.31        78,500          5.79        98,500          7.26
New England ............    35,500          5.50        48,500          8.61        60,000          9.25
Florida ................    29,000          5.33        39,000          7.00        48,000          8.58
Carolinas ..............    16,500          6.82        22,500          9.05        30,500         12.04
                           -------                     -------                     -------
  Total ................   381,000          5.34       513,000          6.77       645,000          8.51
                           =======                     =======                     =======

----------
* Penetration represents total year-end subscribers divided by year-end total POPs in the Company's majority-owned markets.

      The decrease in penetration from 1995 to 1996 in the Ohio Valley SuperSystem was due entirely to the acquisition in 1996 of certain markets in which the penetration was significantly lower than the Company's existing markets. The Company expects this region to add subscribers at rates consistent with its other operating regions in the future. The Company believes subscriber growth and increased penetration in 1995, 1996 and 1997 were a product of the growing acceptance of cellular communications and the Company's efforts to capitalize on this increasing acceptance of cellular communications and an expanded distribution network. In addition, 1995 and 1996 subscriber growth was augmented by approximately 9,000 and 5,000, subscribers, respectively, associated with the acquisition of certain cellular markets.



Products and Services

      The Company's primary line of business is the provision of cellular telephone services. Customers are offered several pricing options combining different monthly access and usage charges and fees for related services.

      The Company provides regional service among its contiguous markets, such as those within the Mid-Atlantic SuperSystem. A customer in these regions can place and receive calls throughout the network without any additional daily fee and often at the same incremental rate per minute as in the customer's home market. In certain adjacent cellular markets not owned by the Company, the

Company offers similar regional pricing options to its subscribers. The Company has entered into agreements with other cellular companies that allow its subscribers to roam in substantially all of the MSAs and RSAs in the country. These agreements allow the Company's subscribers to be pre-registered in cellular systems outside the Company's operating regions and to receive service while they are outside their home systems, typically for a per minute usage charge, and in most cases, an additional daily fee.

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

      The Company now offers digital data transmission over its existing cellular network, which allows the rapid transfer of data to and from personal computers, personal digital assistants, and other devices. During 1997, the Company completed testing of its TDMA digital voice and features network in conjunction with Northern Telecom. Vanguard was selected to serve as the test site for Northern Telecom's TDMA hardware and software. The tests were successful and led to the introduction of IS-136 TDMA digital voice using the new 13 Kb vocoders (voice encoders) and features in Myrtle Beach, South Carolina and the Southern Pennsylvania region in the fourth quarter of 1997. The remaining markets are expected to offer digital service by the second quarter of 1998.

      The digital upgrades will allow the Company to offer a full range of digital services to its customers. Among the new opportunities are full digital voice communication, short message service, caller ID, and paging. Additionally, Cellular Digital Packet Data ("CDPD") and Wireless Intelligent Network ("WIN") services are being deployed. See "--Cellular Technology."

      During 1997, other new product offerings included extensive voice-mail and call-tracking options. The Company has begun reselling paging services in its regional metro-clusters. To maintain its access to quality paging for its customers in its Mid-Atlantic SuperSystem, the Company has entered into an agreement to purchase NationPage, a leading regional paging provider in Pennsylvania and New York for approximately $28.5 million. The acquisition of NationPage will minimize future capacity constraints, eliminate variations in reselling prices and margins, and create synergies with the Vanguard sales and network infrastructure. The Company also expanded its product offering into Internet services as a reseller.

      During 1998, the Company's transition to digital service will allow the Company to offer a full range of digital services to customers as discussed above. Additionally, the Company intends to offer long distance telephone service on a reselling basis.

Marketing and Distribution

      The Company markets its services under the CellularONE(R) brand name, one of the most recognized brand names in the wireless communications industry. In addition to benefiting from local advertising by licensees, the CellularONE(R) brand name is advertised on a national basis by the partnership that owns the brand using the proceeds of licensing fees. The CellularONE(R) brand name currently is used by cellular systems covering more than 11,000 cities and towns with total POPs of more than 129 million. The Company is one of three owners of the CellularONE(R) brand name. The Company currently has an option to increase its ownership interest in the partnership that owns the brand name, at a cost of approximately $6.1 million, to one-third from the 2.5% interest it currently owns. As an owner of the CellularONE(R) name, the Company exercises influence over the promotion and future services offered under the brand. As part of an ongoing strategy to enhance the value of the CellularONE(R) brand, the owners of the brand currently plan to continue to license new carriers to operate under the CellularONE(R) name, both for cellular, as well as for paging, PCS, long distance and for resellers of these services. Where CellularONE(R) is licensed, existing licensees currently have the exclusive right to use the brand name for cellular and other services.

      The Company uses multiple distribution channels in each of its service areas to provide effective and extensive marketing of its products and services and to reduce its reliance on any single distribution source. These distribution channels fall into two broad categories: internally developed and controlled channels, and external channels.

      The Company is continuing its long-term focus on internal distribution channels as a means to reduce the cost and improve the quality of new subscribers. The Company's retail stores have been a historically low-cost distribution channel.

The Company believes that cellular customers prefer to deal directly with sales representatives employed by the Company. In addition, Company stores provide an ongoing point of contact for service to subscribers regardless of whether the point of purchase was internal or external. The Company plans to expand its base of retail stores and kiosks and upgrade its existing retail outlets. The Company had over 110 retail locations as of December 31, 1997 and intends to add 10 locations in 1998.

      The Company's direct sales force consists of approximately 850 sales and administrative employees, who target small-to-medium sized companies, a high-margin area of business. In order to maintain a knowledgeable, customer-oriented sales force, the Company developed and administers its own sales training program designed to educate sales representatives for its markets. The program offers a curriculum that highlights mobile technologies, cellular equipment prospecting, sales techniques, and the customer service process, and the Company believes that, following the program, sales representatives are better able to address existing and potential customers' needs in a professional, knowledgeable and productive manner.

      The Company sells and rents cellular telephone equipment to its customers in order to encourage use of its services. The Company continues its practice, typical in the industry, of selling telephones at or below cost in response to competitive pressures. The magnitude of the losses experienced in connection with providing cellular telephone equipment reflects the Company's increased subscriber growth. The Company also offers an equipment rental program that many subscribers have found to be an economical means of acquiring the use of cellular equipment. Under the terms of the rental program, subscribers obtain the use of a cellular telephone for a monthly charge. Although the Company retains ownership of this equipment, subscribers have the option to purchase their cellular telephones at any time during the rental period. The Company often utilizes a promotion under which the first year's rental charge is waived when the subscriber agrees to a one-year service contract.

      The Company also utilizes a telemarketing program as part of its sales and customer service efforts. This program is intended to aid the customer by providing sales follow-up and support, and helps the Company in securing additional and better sales referrals, upgrading existing subscribers to higher rate plans and promoting new custom-calling features.

      External distribution channels include national retailers such as WalMart, automobile dealers, and local agents and resellers. The Company enters into exclusive short-term contracts with each of its external distribution channels. Rapid growth in the wireless communications business, especially from customers contracted through external channels, reduced the percentage of internally generated customers from 70% in 1992 to 52% in 1995. While the Company benefitted from the increased success of external distribution channels, the Company continues to emphasize internal distribution channels, which it believes result in higher long-term profit margins, and as a result, the percentage of internally generated customers increased to 70% and 75% in 1996 and 1997, respectively.

Customer Service

      The Company places a high priority on providing consistently high quality customer service. The central customer service department located in Greensboro, North Carolina, is open 24 hours daily, including weekends and holidays, and is available to handle all types of customer service inquiries. In 1996, the Company opened regional call centers in each of its metro-clusters to handle certain types of customer issues. The benefits of regional call centers include having service delivery as close to the customer as possible to cover specific regional circumstances, being a more significant local employer in the regions and reducing the risk of encountering a lack of experienced customer service employees in the Greensboro, North Carolina area. The central customer service facility continues to provide service as backup and overflow for the regional centers, as primary service provider in certain instances and for the critical evening, night and weekend duty. All customer service personnel are trained in certain key areas such as general mobile telephone technology, available cellular equipment, cellular billing and roaming. The Company believes that this training provides these employees with the requisite knowledge to handle customer inquiries quickly and competently, resulting in greater customer satisfaction. The Company's training program, which was developed and is administered internally, requires employees to demonstrate competency through testing.

      The Company has developed a proprietary billing and management information system, Flexcell(R), which it believes provides several service advantages to its customers. Using Flexcell(R), customer service representatives are able to access current billing information quickly in order to respond promptly to customer inquiries. In addition, this system allows for integration of customer-related data from various operations within the Company into a single database. Using this database, service calls are systematically analyzed each month to highlight key customer issues. The customer database also provides the basis for customer satisfaction information. The Company has entered into a contract to provide Flexcell(R) software and support to American Mobile Satellite Corporation, but is not currently marketing Flexcell(R) to third parties in order to ensure that it can meet the needs of the Company and American Mobile Satellite Corporation.

      To supplement the Company's customer service operations, Company telemarketers contact customers periodically to determine their satisfaction with the Company's service and to identify problems that can lead to subscriber cancellations. The Company has developed an integrated feature called "Rapid Activation," designed to reduce the time required to activate service for a new customer. Rapid Activation allows the Company to perform a credit check, complete order entry and activate a cellular subscriber in approximately five minutes.

      To ensure quality installation for automotive customers and overall customer satisfaction, the Company has established its own installation and repair centers in most of its markets. These CellularONE(R) installation and repair centers provide one-stop shopping for the Company's customers and enable the Company to control installation quality and scheduling and inventory levels. These centers are also authorized to perform warranty repair work for certain cellular telephone manufacturers.

Cellular Telephone Technology

      Cellular telephone service is a form of telecommunications capable of delivering high quality, high capacity mobile and portable telephone services. Cellular systems are engineered so that a service area is divided into multiple cells approximately one to five miles in radius. Each cell contains a relatively low power transmitter, a receiver and signaling equipment (the base station). The base station in each cell is connected by microwave or telephone line to the mobile telephone switching office ("MTSO"). The MTSO controls the automatic transfer of calls from cell to cell as a subscriber travels, coordinates calls to and from a mobile unit, allocates calls among the cells within the system, and connects calls to the local landline telephone system or to a long-distance telephone network. Each conversation in a cellular system involves a radio transmission between a subscriber unit and a base station and the transmission of the call between the base station and the MTSO.

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

      The FCC has allocated the cellular telephone systems frequencies in the 800 MHz band of the radio spectrum. Each of the two licenses in a cellular market is assigned 416 frequency pairs. Each conversation on a cellular system occurs on a pair of radio talking paths, thus providing full duplex (i.e., simultaneous two-way) service. Two significant features of cellular telephone systems are: (i) frequency reuse, enabling the simultaneous use of the same frequency in two adequately separated cells, and (ii) call hand-off. A cellular telephone system's frequency reuse and call hand-off features result in efficient use of available frequencies and enable cellular telephone systems to process more simultaneous calls and service more users over a greater area than conventional mobile telephone systems.

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

      There are a number of recent technical developments in the cellular industry. Currently, while most of the MTSOs process information digitally, the radio transmission of cellular telephone calls is done predominantly on an analog basis. Digital technology offers advantages, including improved voice quality, larger system capacity, and perhaps lower incremental costs for additional subscribers. The conversion from analog to digital radio technology is expected to be an industry-wide process that will take a number of years. There are currently two principal digital technologies used by cellular operators in the United States, Time Division Multiple Access ("TDMA") and Code Division Multiple Access ("CDMA"). All leading telecommunications handset manufacturers are producing digital dual-mode phones and preparing for the rollout of TDMA which is presently in commercial service. CDMA is currently operating in a limited number of markets. CDMA technology is expected to increase system capacity significantly relative to that provided by analog systems albeit at a higher unit cost than TDMA.

      During 1997, the Company completed testing of its TDMA digital voice and features network in conjunction with Northern Telecom. Vanguard was selected to serve as the test site for North Telecom's TDMA hardware and software. The tests were successful and led to the introduction of IS-136 TDMA digital voice using new 13Kb vocoders (voice encoders) and features in Myrtle Beach, South Carolina and the Southern Pennsylvania region in the fourth quarter of 1997. The remaining markets are expected to offer digital service by the second quarter of 1998. The substantial majority of the cellular equipment currently employed by the Company in its systems is "TDMA ready" and can work in either an analog or digital mode. As a result, the Company should be able to transition from analog to digital mode with minimal expense. At the time of any conversion, the Company's subscribers may not have digital handsets and, as a result, the Company may have to provide such devices to some of its subscribers. If this is necessary the Company will analyze usage patterns to determine the most effective means of distributing these handsets to a small segment of its subscribers who have disproportionately high use. However, one or more of the technologies currently utilized by the Company or implemented in the future may not be preferred by its customers or may become obsolete. If either event occurs, it could result in the Company undergoing a conversion which could involve significant expense. Pending such a conversion, the Company could be at a competitive disadvantage.

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

      In the Company's majority-owned markets, its cellular competitors are affiliates of the following companies:

      Market                              Cellular Competitor
      ------                              -------------------
      Allentown, PA/NJ                    Bell Atlantic Mobile
      Altoona, PA                         360(degree) Communications Company
      Harrisburg, PA                      360(degree) Communications Company
      Lancaster, PA                       360(degree) Communications Company
      Reading, PA                         Bell Atlantic Mobile
      State College, PA                   360(degree) Communications Company.
      Wilkes Barre/Scranton, PA           360(degree) Communications Company
      Williamsport, PA                    360(degree) Communications Company
      York, PA                            360(degree) Communications Company
      Wayne, PA (PA-5 RSA)                360(degree) Communications Company
      Union, PA (PA-8 RSA)                360(degree) Communications Company
      Chambersburg, PA (PA-10 East RSA)   360(degree) Communications Company
      Mifflin, PA (PA-11 RSA)             Bell Atlantic Mobile
      Lebanon, PA (PA-12 RSA)             360(degree) Communications Company
      Binghamton, NY/PA                   Frontier/Bell Atlantic  Mobile
      Elmira, NY                          Frontier/Bell Atlantic Mobile
      Charleston, WV                      360(degree) Communications Company
      Huntington, WV/OH/KY                360(degree) Communications Company
      Parkersburg/Marietta WV/OH          360(degree) Communications Company
      Jackson, WV (WV-l East RSA)         Bell Atlantic Mobile
      Logan, WV (WV-6 RSA)                360(degree) Communications Company
      Athens, Ohio (OH-10 RSA)            360(degree) Communications Company
      Chillicothe, Ohio (OH-9 RSA)        U.S. Cellular Corp.
      Pensacola, FL                       GTE Mobilnet
      Fort Walton Beach, FL               360(degree) Communications Company
      Myrtle Beach, SC (SC-5 RSA)         360(degree) Communications Company
      Portland, ME                        Northeast Cellular/U.S. Cellular Corp.
      Portsmouth, NH/ME                   Saco River Cellular, Inc./U.S.
                                             Cellular Corp.
      Bar Harbor, ME (ME-4 RSA)           U.S. Cellular Corp.

      Recently, Alltel announced that it would merge with 360(degree) Communications Company, subject to receipt of regulatory approvals.

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

      PCS services include wireless two-way telecommunications for voice, data and other transmissions employing digital micro-cellular technology. PCS operates in the 1850 to 1990 MHz band. PCS requires a network of small, low-powered transceivers placed throughout a neighborhood, business office or office complex, city or metropolitan area. PCS customers communicate using digital devices similar to portable cellular telephones. The Company believes that digital service technology offers similar services on the 800 MHz cellular frequencies.

      During all of 1997, the Company competed with a PCS operator in its Myrtle Beach RSA. In addition, during the year, the construction of towers and other wireless infrastructure by other competitive PCS providers occurred in many of the Company's other markets. The Company is currently competing with PCS operators in six of its majority-owned markets. The Company's active PCS competitors are affiliates of the following companies:

            Market                              PCS Competitor
            ------                              --------------
            Allentown, PA/NJ                    Omnipoint
            Harrisburg, PA                      Omnipoint
            Chillicothe, Ohio (OH-9 RSA)        Chillicothe Telephone
            Myrtle Beach, SC (SC-5 RSA)         BellSouth/Horry Telephone
            Portland, ME                        Sprint Spectrum
            Portsmouth, NH/ME                   Sprint Spectrum

      The specialized mobile radio ("SMR") industry provides customers, principally business users such as taxicabs and construction firms with two-way radio dispatch services. The FCC has licensed Enhanced SMR ("ESMR") system operators to construct digital mobile communications systems on existing SMR frequencies in many metropolitan areas throughout the United States. ESMR systems are permitted by the FCC to be interconnected to the public switched telephone network and are significantly less expensive to build and operate than other wireless telephone systems. The systems are, however, licensed to operate on substantially fewer channels per system than cellular or PCS systems, and currently lack the ability to expand capacity through frequency re-use by using low-power transmitters and by handing off calls. However, in 1994, the FCC licensed ESMR systems in the 800-MHz bands for wide-area use, thus increasing the potential competition with cellular networks. The FCC has also decided to license SMR spectrum in contiguous blocks via the competitive bidding process. ESMR systems have been built out in most MSAs and some RSAs and offer both traditional dispatch services and cellular like services.

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

      Plans to construct and launch Low Earth Orbit satellites ("LEOs"), such as Motorola's Iridium project, are viewed as a feasible means of providing wireless phone service to remote areas that would otherwise be unattractive to other wireless operators. The service can therefore be viewed as complementary (not competitive with cellular), particularly since LEOs are expected to eventually offer their connection services to wireless operators in their service areas.

      In February 1997, the U.S. entered into a World Trade Organization treaty stipulating global telecommunications standards. The agreement requires the U.S. to permit foreign investors to hold indirect ownership of commercial mobile radio services ("CMRS") licenses in the U.S. These changes will permit additional foreign investment and participation in the U.S. wireless marketplace and therefore may enhance competition.

      Despite increasing competition from PCS, SMR and other technologies, cellular service is expected to maintain its dominant position in the wireless communications industry in the near future. While the new PCS operators are forcing operators to digitize their networks at a faster pace, cellular operators have a considerable head start relative to future entrants into the wireless communications industry. As a result, competing technologies will have to address the cellular industry's considerable coverage, marketing advantage and other barriers to entry. In the meantime, the cellular industry's increasingly rapid pace of conversion to digital will provide it with the ability to offer expanded services, improved quality and lower pricing to its customer base.

      The Company is preparing for the more competitive environment represented by the introduction of PCS and other digitally based communications technologies by building out and enhancing its cellular telephone networks including the conversion of its own networks to digital technology, increasing the quality of coverage in its service areas, expanding its service areas by selected acquisitions of adjacent and nearby cellular systems and by offering new features, products and services to its customers that the Company believes will be competitive with future communications providers that may utilize digital technology. See " -- Products and Services." The Company believes that it can effectively compete by utilizing its experience in developing and operating cellular networks and by virtue of the barriers imposed by its extensive existing system footprint. The Company believes that it has developed strong distribution channels and customer service capabilities overseen by an experienced management team.

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

      In 1994, the Company filed for renewal of one expiring license (for the Allentown-Bethlehem-Easton, PA/NJ MSA) which was originally granted by the FCC in 1985. In 1995, the Company filed for renewal of two expiring licenses (for the Northeast Pennsylvania, PA and Harrisburg, PA MSAs) which were originally granted by the FCC in 1986. In 1997, the Company filed for renewal of eight additional MSA licenses which were originally granted in 1987. All license renewals were granted without challenge. The Company believes that it has met and will continue to meet all requirements necessary to secure renewal of its remaining cellular licenses which are scheduled to expire between 1998 and 2006. However, there can be no assurances that any such licenses will be renewed.

      In July 1994, the FCC issued a notice proposing a requirement whereby all cellular carriers would have to provide interexchange carriers with equal access. Currently, only AT&T-affiliated cellular carriers and the cellular affiliates of the Regional Bell Operating Companies ("RBOCs") are required to provide equal access. The FCC also proposed requiring all commercial mobile radio service providers to provide interconnection to other mobile service providers. In April 1995, however, the FCC concluded that it would be premature to adopt such a requirement. The Telecommunications Act of 1996 (the "Telecom Act") provides that a cellular carrier need not provide equal access unless such denial is contrary to the public interest.

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

      The Telecom Act requires state public utilities commissions and/or the FCC to implement policies that mandate cost-based reciprocal compensation between cellular carriers and local exchange carriers for interconnection services. The Company believes that implementation of these policies has resulted in a substantial decrease in interconnection expenses incurred by the Company. Pursuant to the requirements of the Act, the Company entered into negotiations with all of the local exchange carriers who provide interexchange service to the Company and its customers. These negotiations have resulted in contracts containing significant decreases in the rates charged by many of the LECs and have also provided for the LEC to pay reciprocal compensation to the Company for calls the Company terminates to its customers. The Company has not yet concluded negotiations with all of these LECs. These contractual arrangements must be reviewed by state public utility commissions within 90 days of submission, or the agreements will become effective automatically.

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

      Zoning and planning regulation is becoming more restrictive with the addition of PCS carriers which are seeking sites for network construction as well. The industry is seeking relief from local laws which arbitrarily restrict the expansion of cellular networks. The Telecom Act provides potential limited relief by permitting the FCC to preempt states and localities from applying regulations in a manner which has the effect of prohibiting construction and operation of new cell sites. Members of the Vermont Congressional delegation have announced plans to introduce legislation to strip the FCC of the power to preempt states and localities.

      The Communications Act prohibits the issuance of a license to, or the holding of a license by, any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country. The Communications Act also prohibits the issuance of a license to, or the holding of a license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or representative thereof, or by any corporation organized under the laws of a foreign country. The FCC does however have the power to waive these restrictions in appropriate circumstances and a recent World Trade Organization treaty has had the effect of easing these restrictions further. The FCC has interpreted these restrictions to apply to partnerships and other business entities as well as corporations, subject to certain modifications. Failure to comply with these requirements may result in denial or revocation of licenses.

Other Investments

      International Wireless Communications Holdings, Inc. and Foreign Investments. The Company believes that foreign markets offer significant opportunities for wireless communications providers because of the limited availability of traditional landline telephone systems in many countries and the increasing demand for communications services. The Company's strategy is to pursue opportunities in the international arena as they arise without diverting the Company's financial and personnel resources from its primary business. Accordingly, the Company has primarily pursued such opportunities through joint ventures with local entities and others and its investment in International Wireless Communications Holdings, Inc. ("IWC").

      As of December 31, 1997, the Company had invested approximately $13.8 million and owned a 36% equity interest in IWC. IWC is a development stage company specializing in securing, building and operating wireless businesses, primarily in Asia and Latin America.

      During 1997, the Company loaned $966,000 to IWC under the $7 million Senior Exchangeable Debt Facility in which the Company participated along with Toronto Dominion Capital and certain other IWC shareholders. The Company also received warrants to purchase IWC certain stock valued at $486,000 in connection with the Company's guarantee and funding of certain loans to IWC affiliates Star Digitel Limited and Pakistan Wireless Holdings, Inc., discussed below. In March 1998, the Company made an additional $10 million equity investment in IWC. As the result of equity financing transactions completed by IWC thus far during 1998, the Company's ownership in IWC has been reduced to approximately 29%. See "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations."

      During the first quarter of 1997, the Company entered into a stock purchase agreement to purchase from an unrelated third party 7% of the outstanding shares of Star Digitel Limited ("SDL"), a Hong Kong company whose principal business activities relate to the provision and development of cellular telecommunications services in the People's Republic of China. Pursuant to the stock purchase agreement, the Company's purchase of such shares will occur in two closings, which are subject to the satisfaction of certain conditions, for an aggregate cash consideration of $8.4 million. IWC also acquired and maintains a 40% ownership interest in SDL. Through December 31, 1997, the Company had invested $5.3 million in SDL. In addition, the Company has guaranteed obligations of SDL totaling $14.1 million, which includes guarantees of $7.2 million on behalf of IWC. If the Company must eventually fund these guarantees, the funding will be in the form of loans to SDL. See "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations."

      During 1997 the Company acquired a 12% equity interest in International Wireless Communications Pakistan Ltd. (IWCPL) for $7.0 million. At the same time, IWC's 100% owned subsidiary, Pakistan Wireless Holdings, Inc. (PWH), also acquired a 39% ownership interest in IWCPL, thereby increasing the Company's total direct and indirect ownership interest in IWCPL to approximately 26%. IWCPL owns 51% of the equity in Pakistan Mobile Communications (Pvt.) Ltd., a Pakistan Company that owns and operates the cellular license in Pakistan. Through December 31, 1997, the Company had invested $8.2 million in IWCPL. In addition, the Company has provided debt financing to PWH in the amount of $3 million. See "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations."

      There is no assurance that the Company's international activities will prove successful.

      Inter*Act Systems, Incorporated. The Company has invested approximately $10.0 million in Inter*Act Systems, Incorporated ("Inter*Act") common stock for an aggregate ownership interest of approximately 26%. In addition, during 1996 the Company purchased for $12.0 million a total of 18,000 units consisting of $18.0 million principal amount at maturity of 14% Senior Discount Notes Due 2003 and warrants to purchase 132,012 shares of common stock at $.01 per share, subject to certain adjustments. Effective September 30, 1997 and in accordance with the warrant agreement, the shares of common stock eligible to be purchased with the warrants held by the Company increased from 132,012 to 169,722. The shares issuable upon the exercise of these warrants currently represent approximately 2% of Inter*Act's outstanding common stock. In addition, an existing warrant held by the Company was restructured whereby the Company has the right to acquire at any time prior to May 5, 2005 an aggregate of 900,113 shares of common stock for $23.50 per share, which shares presently represent approximately 10% of the outstanding common stock of Inter*Act. Inter*Act is a development stage company that provides consumer product manufacturers and retailers (currently supermarkets) the ability to offer targeted promotions to retail customers at the point of entry of a retail outlet through an interactive multi-media system utilizing ATM-like terminals. In addition to the current ownership held by the Company, certain officers, directors and entities affiliated with certain directors of the Company maintain an additional 27% ownership interest in Inter*Act. See "Item 13. Certain Relationships and Related Transactions" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

      Geotek Communications, Inc. In 1994, the Company purchased for $30 million from Geotek Communications Inc. ("Geotek") 2.5 million shares of its common stock and options to invest up to $167 million for an aggregate of 10 million additional shares and also entered into a five-year management consulting agreement to provide operational and marketing support to Geotek in exchange for 300,000 shares of Geotek common stock per year. Geotek is a telecommunications Company that is developing a wireless communications network in certain metropolitan markets in the United States based on its FHMA(R) digital technology. Its common stock is traded on the NASDAQ National Market System. In September 1995, the Company purchased for $5.0 million in cash 531,463 shares of convertible preferred stock of Geotek with a stated value of $9.408 per share. The stock options previously granted to the Company by Geotek in 1994 have all expired unexercised and, as a result, the management consulting agreement also expired. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

      As of December 31, 1997, the Company had approximately 2,000 full-time employees, including approximately 850 employees associated with its direct sales force. None of those employees are represented by a labor organization. Management considers its employee relations to be good.

                               CERTAIN DEFINITIONS

      Certain terms used in this report are defined with particular meanings as used herein.

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

      IXC: Usually referred to as inter-exchange carriers or long-distance providers. There are many facilities-based IXCs including AT&T, MCI, WorldCom, Sprint and Frontier, as well as competitive access providers that are authorized for IXC services.

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

      POPs: The estimate of the 1997 population of a MSA or RSA, as derived from the 1997 population estimates prepared by Strategic Mapping, Inc.

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

Item 2. Properties

      The Company owns or leases certain properties in addition to the interests in cellular licenses presently owned by the Company. The Company leases its principal executive offices located in Greensboro, North Carolina, consisting of approximately 128,000 square feet of office space. The Company either owns or leases under long-term contracts 458 cell site locations, eight cellular switch locations and certain office and retail space in its operating cellular markets. Rent expense under operating leases was $12.9 million in 1997.

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

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters that were submitted to a vote of security holders of the Company during the quarter ended December 31, 1997.

Item 4 (a). Executive Officers of the Registrant

      The following table sets forth certain information about each of the Company's executive officers:

            Name                        Age            Position
            ----                        ---            --------
            Haynes G. Griffin            51   Chairman of the Board of
                                                 Directors, Co-Chief Executive
                                                 Officer
            Stephen R. Leeolou           42   President, Co-Chief Executive
                                                 Officer, Director
            Stuart S. Richardson         51   Vice Chairman of the Board of
                                                 Directors
            L. Richardson Preyer, Jr.    50   Vice Chairman of the Board of
                                                 Directors, Executive Vice
                                                 President, Treasurer
            Stephen L. Holcombe          41   Executive Vice President, Chief
                                                 Financial Officer
            Richard C. Rowlenson         48   Executive Vice President, General
                                                 Counsel
            Timothy G. Biltz             39   Executive Vice President,
                                                 Marketing and Customer Service,
                                                 President of U.S. Wireless
                                                 Operations
            S. Tony Gore, III            51   Executive Vice President --
                                                 Acquisitions and Corporate
                                                 Development
            Dennis B. Francis            46   Executive Vice President --
                                                 Technical Services

      Haynes G. Griffin is a co-founder of the Company and has been a director since 1985 and was elected Chairman of the Board of Directors in November, 1996. Mr. Griffin is Co-Chief Executive Officer and served as Chief Executive Officer from the Company's inception until November, 1996. Mr. Griffin is Chairman of the Board of International Wireless Communications Holdings, Inc. and is a member of the Boards of Directors of Lexington Global Asset Managers, Inc., Inter*Act Systems, Inc. and Geotek Communications, Inc. Mr. Griffin currently serves on the United States Advisory Council on the National Information Infrastructure. He is a past Chairman of the Cellular Telecommunications Industry Association.

      Stephen R. Leeolou is President and Co-Chief Executive Officer, a director and a co-founder of the Company. Prior to becoming President in November 1996, Mr. Leeolou served as Executive Vice President, Chief Operating Officer and Secretary and a director of the Company. Mr. Leeolou is the Chairman of the Board of Inter*Act Systems, Inc. and is a director and former Chairman of the Board of International Wireless Communications, Inc. Prior to joining the Company, from 1983 to 1984, Mr. Leeolou was President and Secretary of Caro-Cell Communications, Inc., and from 1978 to 1983 was a television news anchorman with three successive network-affiliated stations.

      Stuart S. Richardson has been a director since 1985 and was elected Chairman of the Board of Directors in 1986 and currently serves as Vice Chairman of the Board of Directors. Since 1995, Mr. Richardson has been Chairman of the Board of Lexington Global Asset Managers, Inc., a diversified financial services holding company. From 1985 to 1995, Mr. Richardson was an executive of Piedmont Management Company, Inc., formerly the parent corporation of Lexington Global Asset Managers, Inc., and served as its Vice Chairman from 1986 to 1995. Mr. Richardson also serves as a director of Chartwell Reinsurance Co. and Inter*Act Systems, Inc. and is the former Chairman of the Board of Richardson-Vicks, Inc. Mr. Richardson's second cousin, L. Richardson Preyer, Jr., and Mr. Preyer's father, L. Richardson Preyer, Sr., are also directors.

      L. Richardson Preyer, Jr. is Vice Chairman of the Board, Executive Vice President, Treasurer and a co-founder of the Company. Mr. Preyer serves as Administrative Trustee of Piedmont Associates and Southeastern Associates, investment partnerships, and is a director of Inter*Act Systems, Inc.

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

      Dennis B. Francis joined the Company as Director of Technical Services in September 1992 and was promoted to Vice President in 1993, Senior Vice President in 1995 and Executive Vice President in November 1996. Prior to joining the Company, Mr. Francis was with Southwestern Bell Mobile Systems for nine years, most recently as Vice President of Network Operations for the Washington/Baltimore cellular system.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Price Range of Common Stock

                                               1997             1996
                                         ---------------   ---------------
                                          High     Low      High     Low
                                         ------   ------   ------   ------
      First Quarter ..................   $16.25   $11.13   $23.50   $18.00
      Second Quarter .................    14.50     9.25    24.66    20.00
      Third Quarter ..................    16.00    13.38    23.75    17.50
      Fourth Quarter .................    16.94    11.38    19.38    14.25

      The high and low bid prices are as reported by the NASDAQ National Market System. These price quotations reflect inter-dealer prices, without mark-down or commissions, and may not necessarily represent actual transactions. On March 1, 1998, there were approximately 889 shareholders of record.

      As discussed in Note 4 to the Consolidated Financial Statements in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7, the covenants under the Company's long-term credit facility and its Senior Debentures due 2006 limit the payment of cash dividends on common stock. The Company has not paid any cash dividends on its common stock since its inception and does not anticipate paying dividends in the foreseeable future.

Item  6. Selected Consolidated Financial Data

                                                                             For the Years Ended December 31,
                                                              -------------------------------------------------------------
                                                                1997         1996         1995         1994         1993
                                                              -------------------------------------------------------------
                                                                     (Amounts in thousands, except per share data)
Statement of Operations Data:
  Revenue:
     Service revenue (a) ..................................   $ 349,638    $ 282,694    $ 217,440    $ 146,417    $  98,960
     Cellular telephone equipment revenue .................      23,328       15,120       15,647       18,529        9,929
     Other ................................................       1,552        4,240        2,984        3,055          175
                                                              ---------    ---------    ---------    ---------    ---------
                                                                374,518      302,054      236,071      168,001      109,064
                                                              ---------    ---------    ---------    ---------    ---------
  Costs and expenses:
     Cost of service ......................................      34,443       31,678       27,043       21,008       14,461
     Cost of cellular telephone equipment .................      40,223       25,372       25,605       29,933       13,410
     General and administrative ...........................     100,913       80,057       60,489       44,019       34,218
     Marketing and selling ................................      75,794       62,384       54,906       37,102       21,693
     Depreciation and amortization (b) ....................      73,881       48,635       36,170       24,073       25,160
                                                              ---------    ---------    ---------    ---------    ---------
                                                                325,254      248,126      204,213      156,135      108,942
                                                              ---------    ---------    ---------    ---------    ---------
  Income from operations ..................................      49,264       53,928       31,858       11,866          122
  Interest expense ........................................     (57,257)     (46,199)     (38,293)     (22,126)     (15,389)
  Unrealized holding loss (c)..............................     (32,757)          --           --           --           --
  Net earnings (losses) from unconsolidated investments (d)     (13,367)      (9,344)      (2,261)         206          500
  Other, net (d) ..........................................       1,390        3,955        1,683       (3,891)        (516)
                                                              ---------    ---------    ---------    ---------    ---------
  Income (loss) before income taxes .......................     (52,727)       2,340       (7,013)     (13,945)     (15,283)
  Income tax benefit (e) ..................................      42,700        4,109           --           --           --
                                                              ---------    ---------    ---------    ---------    ---------
  Income (loss) before extraordinary item .................     (10,027)       6,449       (7,013)     (13,945)     (15,283)
  Extraordinary charge (f) ................................          --           --           --       (8,402)      (3,715)
                                                              ---------    ---------    ---------    ---------    ---------
  Net income (loss) .......................................   $ (10,027)   $   6,449    $  (7,013)   $ (22,347)   $ (18,998)
                                                              =========    =========    =========    =========    =========

  Net income (loss) per common share:
     Basic (g) ............................................   $   (0.25)   $    0.16    $   (0.17)   $   (0.58)   $   (0.50)
     Diluted (g) ..........................................   $   (0.25)   $    0.15    $   (0.17)   $   (0.58)   $   (0.50)
   Common shares used in computing per share amounts:
     Basic ................................................      40,224       41,320       41,100       38,628       38,038
     Diluted...............................................      40,224       41,898       41,100       38,628       38,038
   Other Data:
     Capital expenditures (h) .............................   $ 121,662    $ 130,805    $ 129,894    $  62,632    $  21,009
  EBITDA (i) ..............................................     123,145      102,563       68,028       35,939       25,282
  Total subscribers in majority owned markets at  year end        645.0        513.0        381.0        245.0        132.3

Balance Sheet Data (end of period):
  Working capital (deficiency) ............................   $  64,328    $  (5,962)   $   4,997    $  (1,778)   $   4,696
  Property and equipment, net .............................     371,343      313,800      225,206      120,325       71,716
  Total assets ............................................     827,961      730,581      596,577      431,711      284,429
  Long-term debt...........................................     768,967      629,954      522,143      348,649      238,153
  Shareholders' equity ....................................         910       33,451       29,048       39,207       21,898

----------
(a) In 1994, in order to conform to industry practice, the Company reclassified certain pass-through items previously recognized as service revenue to offset the related cost of service expenses. These reclassified items relate to charges associated with the Company's subscribers roaming into adjacent cellular markets. Appropriate reclassifications have been made in each period presented.

(b) Effective January 1, 1994, the Company changed its depreciation expense period for approximately 30% of its property and equipment from seven years to a 10 to 20 year schedule. The effect of this change was to reduce depreciation for the year ended December 31, 1994 by $4.5 million.

(c) The Company owns 3.3 million shares of Geotek Common Stock. In 1997, this investment was written down to $5.0 million, based on the year-end stock price of $1.53 per share, as quoted on the NASDAQ National Market System.

(d) Certain amounts in the periods prior to 1997 have been reclassified to conform to the 1997 presentation.

(e) In 1997 and 1996, the Company recognized a deferred income tax benefit of $42.7 million and $5.0 million, respectively, net of current income tax expense of $0 and $891,000, respectively. In prior years, the Company made the determination that it was uncertain that its net deferred income tax assets would be realized. See Item 7. Management's Discussion and Analysis of Results of Operations and Financial Position.

(f) The extraordinary charges for the years ended December 31, 1994 and 1993 of $8.4 million and $3.7 million, respectively, reflect the write-off of deferred financing costs associated with the Company's credit facilities that were replaced during 1994 and 1993.

(g) Adjusted to reflect the Company's three-for-two Class A common stock split effected August 24, 1994.

(h) Capital expenditures excluded acquisitions.

(i) EBITDA consists of income (loss) from operations before depreciation and amortization. Although EBITDA is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles ("GAAP"), management believes that it is useful to a prospective investor because it is a measure widely used in the cellular industry to evaluate a Company's operating performance. EBITDA, however, should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of liquidity or profitability.

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

      Years Ended December 31, 1997 and 1996

      Service revenue in 1997 rose 24% to $349.6 million from $282.7 million in 1996. This increase was primarily the result of a 132,000 or 26% increase in the number of subscribers in majority-owned markets to approximately 645,000 in 1997, as compared to approximately 513,000 in 1996. Penetration, computed as a percentage of the Company's subscribers to total POPs in majority owned cellular markets, increased to 8.5% in 1997 from 6.8% in 1996. The increase in subscribers is the result of the growing acceptance of cellular communications and the Company's efforts to capitalize on this increasing acceptance through an expanded sales and distribution network. Churn, the monthly rate of customer deactivations expressed as a percentage of the subscriber base, remained constant between years at 2.2%.

      Service revenue attributable to the Company's own subscribers (local revenue) increased 26% during 1997 to $297.5 million as compared to $236.1 million in 1996. Average monthly local revenue per subscriber declined 5% to $43 in 1997 compared to $45 in the prior year. This decline was primarily due to the continued pattern of increased incremental penetration into the segment of consumers who generally use their cellular phones less frequently. Service revenue generated by nonsubscribers roaming into the Company's markets increased 12% to $52.1 million in 1997 as compared to $46.6 million in the prior year. This increase was the result of increased usage partially offset by continued reductions in daily access and usage rates. The reduced rates affect the Company as both a provider and a purchaser of roaming services. Local revenue combined with roaming revenue resulted in overall average monthly revenue per subscriber for the year of $50, a decline of 7% from $54 in the prior year.

      Cost of service as a percentage of service revenue decreased to 10% during 1997 from 11% during 1996. The Company expects cost of service as a percentage of service revenue to remain stable in the foreseeable future.

      General and administrative expenses increased 26% or $20.9 million during 1997 as compared to 1996. General and administrative expenses as a percentage of service revenue increased from 28% to 29% in 1997. This increase is due primarily to compensation expense resulting from increases in the Company's employee base, generally in the areas of technical services, customer operations and new product development. General and administrative expenses as a percentage of service revenue are expected to stabilize and then decline slowly as the Company adds more subscribers without commensurate increases in general and administrative overhead and experiences higher utilization of the Company's existing personnel and systems.

      Marketing and selling expenses increased 21% to $75.8 million during 1997, compared to $62.4 million in 1996. As a percentage of service revenue, these expenses remained constant at 22% in both years. During 1997, marketing and selling expenses including the net loss on cellular equipment ("Combined Marketing and Selling Expenses") increased to $92.7 million from $72.6 million in 1996. Combined Marketing and Selling Expenses per gross subscriber addition increased to $330 in 1997 from $301 in 1996 as a result of increased advertising and fixed costs for new stores that were opened in 1997. While the Company has benefited from the increased success of external distribution channels, the Company continues to emphasize internal distribution channels, which it believes will result in higher long-term profit margins.

      Depreciation and amortization expenses increased $25.2 million or 52% during 1997 as compared to 1996. Property and equipment placed in service in 1997 of approximately $121.7 million, which included $22.0 million of cellular telephones held for rental that have relatively short depreciable lives, together with property and equipment placed in service in 1996 of $130.8 million, which had its first complete year of depreciation in 1997, accounted for substantially all of this increase.

      Interest expense increased $11.1 million or 24% during 1997. This increase primarily resulted from an increase in average borrowings of approximately $137.0 million. Interest rates remained fairly constant between years.

      Net losses from unconsolidated investments increased by $4.0 million. This increase resulted primarily from higher operating, amortization and interest expenses incurred by Inter*Act Systems, Incorporated ("Inter*Act") offset somewhat by the suspension of the Company's recognition of losses attributable to its equity method investments in International Wireless Communications Holdings, Inc. ("IWC"). The Company continues to recognize its share of the income and losses of its equity method investments in Inter*Act, Eastern North Carolina Cellular Joint Venture (ENCCJV), Star Digitel Limited ("SDL") and International Wireless Communications Pakistan, Ltd. ("IWCPL"). See "Liquidity and Capital Resources."

      During 1997, the Geotek Communications, Inc. ("Geotek") common stock price, as quoted on the NASDAQ National Market System, declined from $7.13 per share at December 31, 1996 to $1.53 per share at December 31, 1997. Based on Geotek's historical performance, including the significant current year decline in the market value of Geotek's common stock, the Company's management made the determination that the decline in Geotek's common stock price during 1997 was other than temporary. Accordingly, the Company recognized an unrealized holding loss of $32.8 million in the 1997 consolidated statement of operations in recording the Company's investment in Geotek common stock at its market value at December 31, 1997. This treatment is in accordance with the guidance provided by Statement of Financial Accounting Standards ("SFAS") No. 115. Previously, unrealized holding losses related to the investment in Geotek common stock were recorded as a component of stockholders' equity in accordance with SFAS No. 115.

      The Company recognized a deferred income tax benefit of $42.7 million in 1997 and a deferred income tax benefit of $5.0 million, net of current income tax expense of $891,000 in 1996. The Company has entered into agreements to sell its investment in the Myrtle Beach, South Carolina RSA as well as its interest in the ENCCJV. See "Liquidity and Capital Resources." These sales transactions are expected to generate substantial capital gains which will utilize an equivalent amount of the Company's accumulated net operating loss carryforwards. Based on these anticipated gains, management has assessed that it is more likely than not that a significant portion of the Company's deferred income tax assets are realizable, and, accordingly, the Company has recognized a total of $52.6 million of net deferred income tax assets as of December 31, 1997. Prior to 1996, the Company made the assessment that realization of its net deferred income tax assets was uncertain due primarily to its history of operating losses. See "Liquidity and Capital Resources -- Income Taxes."

      The Company reported a net loss of $10.0 million or $0.25 basic net loss per common share for 1997 as compared to net income of $6.5 million or $0.16 basic net income per common share for 1996. This $16.5 million decline in net income is due primarily to the recognition of the unrealized holding loss on the Geotek investment and increases in depreciation and interest expense and losses from unconsolidated investments from the prior year, partially offset by the increase in the deferred income tax benefit as compared to the prior year.

      Years Ended December 31, 1996 and 1995

      Service revenue in 1996 rose 30% to $282.7 million from $217.4 million in 1995. This increase was primarily the result of a 132,000 or 35% increase in the number of subscribers in majority-owned markets to approximately 513,000 in 1996, including 5,000 added as a result of acquisitions, as compared to approximately 381,000 in 1995. Penetration, computed as a percentage of the Company's subscribers to total POPs in majority owned cellular markets, increased to 6.8% in 1996 from 5.3% in 1995. The increase in subscribers was the result of the growing acceptance of cellular communications and the Company's efforts to capitalize on this increasing acceptance through an expanded sales and distribution network. This increase was offset slightly by an increase in "churn" in 1996 to 2.2% from 2.1% in the same period in 1995 due to economic concerns felt by certain segments of the Company's subscriber base and by increased price competition at lower end rate plans. Churn is the monthly rate of customer deactivations expressed as a percentage of the subscriber base.

      Service revenue attributable to the Company's own subscribers (local revenue) increased 34% during 1996 to $236.1 million as compared to $175.9 million in 1995. Average monthly local revenue per subscriber declined 4% to $45 in 1996 compared to $47 in the prior year. This decline was primarily due to the continued pattern of increased incremental penetration into the segment of consumers who generally use their cellular phones less frequently. Service revenue generated by nonsubscribers roaming into the Company's markets increased 12% to $46.6 million in 1996 as compared to $41.5 million in the prior year. This increase was the result of increased usage and was partially offset by continued reductions in daily access and usage rates which is occurring in the industry with increasing frequency. The reduced rates affected the Company both as a provider and purchaser of roaming services. The revenue from the Company's customers combined with roaming revenue resulted in overall average monthly revenue per subscriber for the year of $54, a decline of 7% from $58 in the prior year.

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

      Marketing and selling expenses increased 14% to $62.4 million during 1996, compared to $54.9 million in 1995. As a percentage of service revenue, these expenses decreased from 25% in 1995 to 22% in 1996. During 1996, marketing and selling expenses including the net loss on cellular equipment ("Combined Marketing and Selling Expenses") increased to $72.6 million from $64.9 million in 1995. Combined Marketing and Selling Expenses per gross subscriber addition (excluding subscribers gained through acquisitions) decreased to $301 in 1996 from $327 in 1995. The decline in the gross subscriber costs was primarily a result of lower sales commissions paid for activations through internal distribution channels.

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

      Net losses from unconsolidated investments increased by $11.6 million. This increase resulted primarily from higher operating, amortization and interest expenses incurred by Inter*Act and IWC as a result of expanding operations which were made possible by high yield debt financings completed during the third quarter of 1996 by each company aggregating approximately $200 million. Due to the increased losses by IWC the Company has recognized an amount of losses equal to its investment in IWC and accordingly has suspended recognition of losses on IWC as of December 31, 1996 until such time that equity method income is available to offset the Company's share of IWC's future losses or the Company makes further investments in IWC. See "Liquidity and Capital Resources."

      In 1996, the Company recognized a deferred income tax benefit of $5.0 million, net of current income tax expense of $891,000. Management concluded at December 31, 1996 that it was "more likely than not" that $5.0 million of the Company's net deferred income tax assets will be realized. This assessment considered the Company's historical operating trends, current forecasts and certain other factors. Prior to 1996, the Company made the assessment that realization of its net deferred income tax assets was uncertain due primarily to its history of operating losses. See "Liquidity and Capital Resources -- Income Taxes."

      The Company reported net income of $6.4 million or $0.16 basic net income per common share for 1996 as compared to a net loss of $7.0 million or $0.17 basic net loss per common share for 1995. This $13.4 million positive change in net income was due primarily to the rate of revenue growth exceeding the rate of growth in related operating expenses and due to the recognition of a $4.1 million net income tax benefit in 1996.

      Liquidity and Capital Resources

      The Company requires capital to acquire, construct, operate and expand its cellular systems. The Company also explores, on an ongoing basis, possible acquisitions of cellular systems and properties as well as other investment opportunities, some of which may involve significant expenditures or commitments. In addition, although the initial buildout of its cellular system is complete, the Company will continue to construct additional cell sites and purchase cellular equipment to increase capacity as subscribers are added and usage increases, to expand geographic coverage, to provide for increased portable usage and to upgrade its cellular system for digital conversion and the implementation of new services. In 1997, the Company spent approximately $17.8 million primarily in connection with acquisitions of investments and loans to unconsolidated affiliates and approximately $121.7 million on total capital expenditures. In 1996, the Company spent approximately $38.8 million and exchanged certain cellular assets in connection with acquisitions and spent $130.8 million on total capital expenditures.

      The specific capital requirements of the Company will depend primarily on the timing and size of any additional acquisitions and other investments as well as property and equipment needs. EBITDA has been a growing source of internal funding in recent years, and although the Company anticipates that in 1999 EBITDA will be sufficient to cover property and equipment and debt service requirements, the Company does not expect EBITDA to grow sufficiently to meet both its property and equipment and debt service requirements during 1998. The Company has met its capital requirements primarily through bank financing, issuance of public debentures, private issuances of its Class A Common Stock and internally generated funds and the Company intends to continue to use external financing sources in the future. Subsequent to December 31, 1997, the Company entered into agreements to sell its investment in the Myrtle Beach, South Carolina RSA for approximately $160 million in cash and its interest in the ENCCJV for approximately $30 million in cash. The transactions, which are expected to close in the third quarter of 1998, are subject to approval by regulatory authorities, including the FCC. The Company is also pursuing opportunities to sell its Pensacola and Fort Walton Beach, FL markets as well as minority interests in other non-core cellular properties. The proceeds from these sales will be used to pay down the Company's existing debt.

      EBITDA does not represent and should not be considered as an alternative to net income or operating income as determined by generally accepted accounting principles. It should not be considered in isolation from other measures of performance according to such principles, including operating results and cash flows. EBITDA increased to $123.1 million in 1997 from $102.6 million in 1996 and net cash provided by operating activities as shown on the Statement of Cash Flows decreased to $46.1 million in 1997 from $60.4 million in 1996 primarily due to a change in billing procedures during the second quarter of 1997. Historically, the Company billed subscriber access fees in advance. To reduce customer confusion upon receipt of the first bill and to remain competitive, the Company changed its billing policy and now bills access fees in arrears. This change had no impact on the Company's revenue recognition, bud did affect the in-flow of cash from bill payments. Net cash provided by operating activities in 1997 reflects an $11.1 million increase in interest expense and an increase in working capital items of $22.8 million. Investing activities, primarily purchases of property and equipment and acquisitions of investments, used net cash of $154.9 million and $152.9 million in 1997 and 1996, respectively. Financing activities provided net cash of $100.0 million and $95.6 million in 1997 and 1996, respectively.

      Financing Agreements. At December 31, 1997 the Company's long-term debt consisted primarily of a $675 million credit facility (the "Credit Facility") with various lenders led by The Toronto-Dominion Bank and The Bank of New York and $200 million of 9 3/8% Senior Debentures due 2006 (the "Debentures"). The Credit Facility consists of a $325 million term loan ("Term Loan") and a $350 million revolving loan ("Revolving Loan"). As of the end of 1997, $569.0 million had been borrowed under the Credit Facility. The Term Loan and the Revolving Loan bore interest at a rate equal to the Company's choice of the Prime Rate (as defined) or Eurodollar Rate (as defined) plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. As of December 31, 1997, the applicable margins on the borrowings were 0.125% and 1.375% per annum for the Prime Rate and Eurodollar Rate, respectively.

      On April 10, 1996, the Company issued $200 million aggregate principal amount of 9-3/8% Senior Debentures due 2006 through an underwritten public offering. The Credit Facility requires the structural subordination of the Debentures by making a subsidiary the primary obligor of the Credit Facility and all liabilities of the Company (other than the Debentures) and the owner of all stock and partnership interests of the Company's operating subsidiaries. The net proceeds of the sale of the Debentures were approximately $194.8 million.

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

      In February 1998, the Company completed the closing of an amendment to the Credit Facility, increasing the facility to $1.0 billion pursuant to the Third Amended and Restated Facility A Loan Agreement (Facility A Loan) and the Facility B Loan Agreement (Facility B Loan) (collectively, the 1998 Loan Agreements) with various lenders led by The Toronto-Dominion Bank, The Bank of New York and NationsBank of Texas, N.A.

      The Facility A and Facility B Loans are available to provide the Company with additional financial and operating flexibility and to enable it to pursue business opportunities that may arise in the future. The Facility A Loan consists of a $750 million senior secured reducing revolving credit facility which allows for the issuance of up to $25 million of standby letters of credit. The Facility B Loan consists of a $250 million 364-day revolving credit facility which may be extended for an additional 364-day period upon the approval of the lenders or converted to a term loan according to the terms and subject to certain conditions of the Facility B Loan Agreement.

      Borrowings under the Facility A and Facility B Loans bear interest at a rate equal to the Company's choice of the Prime Rate or Eurodollar Rate plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. The ranges for this applicable margin are 0.0% to 0.25% for the Prime Rate and 0.5% to 1.5% for the Eurodollar Rate. Based upon the leverage ratio, the applicable margins for the first quarter of 1998 are 0.00% and 1.25% for the Prime Rate and Eurodollar Rate, respectively.

      The outstanding amount of the Facility A Loan as of September 30, 2000 is to be repaid in increasing quarterly installments commencing on September 30, 2000 and terminating at the maturity date of December 31, 2005. The quarterly installment payments begin at 2.5% of the outstanding principal amount at September 30, 2000 and gradually increase to 6.875% of the outstanding principal amount. The maturity date for borrowings under the Facility B Loan is February 18, 1999. However, at the Borrower's request and the Lenders' approval, as set forth in the Facility B Loan Agreement, the maturity date of the Facility B Loan may be extended to February 16, 2000. Under the terms and subject to certain conditions of the Facility B Loan Agreement, the Company has the option to convert the borrowings outstanding under the Facility B Loan as of the Facility B maturity date to a term loan maturing on December 31, 2005. Upon conversion to a term loan, the principal balance of the Facility B Loan outstanding on September 30, 2000 shall be repaid in quarterly installments commencing on September 30, 2000 and terminating at the maturity date of December 31, 2005. The quarterly repayments begin at 2.5% of the outstanding principal amount at September 30, 2000 and gradually increase to 6.875% of the outstanding principal amount.

      Among other restrictions, the 1998 Loan Agreements limit the payment of cash dividends, the use of borrowings and the creation of additional long-term indebtedness and require the maintenance of certain financial ratios. The requirements of the 1998 Loan Agreements were established in relation to the Company's projected capital needs, projected results of operations and cash flow. These requirements were generally designed to require continued improvement in the Company's operating performance such that EBITDA would be sufficient to continue servicing the debt as repayments are required. The Indenture for the Debentures contains limitations on, among other things, (i) the incurrence of additional indebtedness, (ii) the payment of dividends and other distributions with respect to the capital stock of the Company, (iii) the incurrence of certain liens, (iv) the ability of the Company to allow restrictions on distributions by subsidiaries, (v) asset sales, (vi) transactions with affiliates and (vii) certain consolidations, mergers and transfers of assets. The Company is currently in compliance with all requirements of the 1998 Loan Agreements and the Indenture.

      Borrowings under the 1998 Loan Agreements are secured by the stock of Vanguard Cellular Financial Corp. and Vanguard Cellular Operating Corp., direct or indirect wholly owned subsidiaries of the Company. The Debentures are unsecured obligations of the Company.

      Investments in Cellular Entities. The Company explores, on an ongoing basis, possible acquisitions of additional cellular systems and licenses. The Company currently has no agreements in principle regarding any such cellular acquisition. The Company also explores possible acquisition of companies that will facilitate new service offerings to its customer base, such as paging and Internet access. The Company has entered into an agreement to purchase NationPage, a leading regional paging provider in Pennsylvania and New York, for approximately $28.5 million. The NationPage acquisition will minimize future paging service capacity constraints and will be financed through borrowings under the 1998 Loan Agreements.

      Other Investments. As of December 31, 1997, the Company had invested $13.8 million in IWC and owned approximately 36% of the outstanding stock of IWC. IWC is a development stage company specializing in securing, building and operating wireless businesses, primarily in Asia and Latin America.

      During 1997, the Company loaned $966,000 to IWC under the $7 million Senior Exchangeable Debt Facility in which the Company participated as a lender along with Toronto Dominion Capital and other IWC shareholders. The Company also received warrants to purchase IWC common stock valued at $486,000 in connection with the Company's guarantee and funding of certain loans to SDL and Pakistan Wireless Holdings, Inc. (PWH), discussed below. The Company recorded losses of $1.5 million during 1997 related to these additional investments in IWC.

      IWC's existing and new projects are in the network buildout phase. Accordingly, the losses of IWC are expected to grow significantly in future years. The Company records its proportionate share of these losses under the equity method of accounting. During 1995 and 1996, the Company recognized on the equity method an amount of losses from IWC that is equal to the Company's equity investment in IWC. As a result, the Company has suspended the recognition of losses attributable to IWC until such time that equity method income is available to offset the Company's share of IWC's future losses or the Company makes further investments in IWC.

      In March 1998, the Company made an additional $10 million equity investment in IWC. Accordingly, the Company will recognize losses equal to the amount of this additional equity investment during the first quarter of 1998. As the result of equity financing transactions completed by IWC during the first quarter of 1998, the Company's ownership in IWC has been reduced to approximately 29%.

      During the first quarter of 1997, the Company entered into a stock purchase agreement to purchase from an unrelated third party 7% of the outstanding shares of SDL, a Hong Kong company whose principal business activities relate to the provision and development of cellular telecommunications services in the People's Republic of China. Pursuant to the stock purchase agreement, the Company's purchase of such shares will occur in two closings, which are subject to the satisfaction of certain conditions, for an aggregate cash consideration of $8.4 million. IWC also recently acquired and maintains a 40% ownership interest in SDL. Through

December 31, 1997, the Company had invested $5.3 million in SDL. The Company expects to fund its remaining $3.1 million in July 1998. In addition, the Company has guaranteed obligations of SDL totaling $14.1 million, which includes guarantees of $7.2 million on behalf of IWC. If the Company must eventually fund these guarantees, the funding will be in the form of loans to SDL.

      During 1997, the Company acquired a 12% equity interest in IWCPL for $7.0 million. At the same time, IWC's 100% owned subsidiary, PWH, also acquired a 39% equity interest in IWCPL, thereby increasing the Company's total direct and indirect ownership interest in IWCPL to approximately 26%. IWCPL owns 51% of the equity in Pakistan Mobile Communications (Pvt) Ltd., a Pakistan company that owns and operates the cellular license in Pakistan. Through December 31, 1997, the Company had invested $8.2 million in IWCPL. In addition, the Company has provided debt financing to PWH in the amount of $3 million.

      As of December 31, 1997, the Company had invested $10.0 million in Inter*Act for an ownership interest of approximately 26% of Inter*Act's outstanding common stock and $12.0 million in Inter*Act notes and warrants. Inter*Act is a development stage company that provides consumer products manufacturers and retailers (currently supermarkets) the ability to offer targeted promotions to retail customers at the point of entry of a retail outlet through an interactive multi-media system utilizing ATM-like terminals.

      Inter*Act has incurred net losses since its inception. Inter*Act received approximately $91 million in net proceeds in 1996 from the sale of senior discount notes and warrants which are being used to accelerate the roll-out of its systems in retail supermarkets and, as a result, the net losses incurred by Inter*Act are expected to grow significantly in future years. The Company records its proportionate share of these losses under the equity method of accounting. The Company's equity and warrant investments in Inter*Act were reduced to zero through the recognition of equity method losses during 1997. However, the Company will continue to recognize equity method losses related to its investment in the notes until such investment is reduced to zero.

      Both Inter*Act and IWC are currently seeking long-term financing. Although the Company may continue to support IWC and Inter*Act through bridge financing until more permanent financing can be obtained, the Company does not anticipate making any further significant long-term investments.

      The Company owns 3.3 million shares of common stock of Geotek. As of December 31, 1997, this investment had been written down to $5.0 million, based on the year-end stock price of $1.53 per share, as quoted on the NASDAQ National Market System.

      Capital Expenditures. As of December 31, 1997, the Company had $500.0 million of property and equipment in service. The Company historically has incurred capital expenditures primarily based upon capacity needs in its existing markets resulting from continued subscriber growth. In order to increase geographic coverage and provide for additional portable usage the Company intends to increase the number of sites and add additional capacity to existing sites as it has done over the past few years. As a result of this accelerated network buildout and the continued growth of the Company's subscriber base, capital expenditures were $121.7 million during 1997. During 1998, the Company plans to continue this accelerated buildout. Capital expenditures for 1998 are estimated to be approximately $100.0 million and are expected to be funded primarily through internally generated funds and borrowings under the 1998 Loan Agreements. Approximately $75.0 million of those capital expenditures will be for cellular and paging network equipment, and the remainder will be primarily for rental telephones and computer equipment.

      Stock Repurchases. The Company's Board of Directors has authorized the repurchase of up to 7,500,000 shares of its Class A Common Stock from time to time in open market or other transactions. During 1997 and 1996, the Company repurchased 2,810,000 and 255,000 shares, respectively, at an average price per share of approximately $13.00 in 1997 and $17.00 in 1996. At March 26, 1998, the Company had repurchased 1,080,000 shares thus far in 1998 at an average price per share of approximately $17.00.

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

      Historically, the Company's strategy has been to enhance shareholder value by investing in growth initiatives. These efforts have resulted in steadily increasing levels of subscribers, revenues and EBITDA; however, these initiatives in the form of market acquisitions, capital expenditures, and expansion of the Company's sales and marketing and customer service functions have resulted in significant interest, depreciation, amortization and marketing costs. In addition, the Company has explored strategic investment opportunities in international telecommunications ventures and alternative lines of business, all of which are in the early development stages and are generating significant losses to the Company. As a result, although the Company achieved profitability in 1996 for financial reporting purposes, the continued costs of its investment strategy prevented the Company from generating profitable financial results in 1997.

      During the fourth quarter of 1997, management revised its strategy from one of growth and expansion to enhancing shareholder value through profitable operations in its core cellular properties in Pennsylvania, West Virginia and New England. This revised strategy incorporates dispositions of non-core properties over the course of the next several years. As part of this Board-approved strategy, in the first quarter of 1998, the Company entered into agreements to dispose of its cellular properties in the Carolinas Metro-cluster, which include the Myrtle Beach, South Carolina RSA and ownership interest in the ENCCJV. Additionally, the Company has begun active efforts to dispose of its operations in Western Florida and anticipates reaching an agreement with a potential buyer during 1998. Based on negotiated sales prices for the Myrtle Beach cellular market and its ownership interests in ENCCJV, the Company expects to generate capital gains approximating $140 million in 1998. Additionally, the Company's anticipated sales price, based on recent transactions in the cellular industry and the two transactions discussed above, for the disposition of its Western Florida markets, is expected to generate a substantial capital gain.

      The gains to be generated on these transactions will utilize an equivalent amount of the Company's accumulated NOLs. Based on these anticipated gains, management has assessed that it is more likely than not that a significant portion of the Company's deferred income tax assets are realizable. Accordingly, the Company has recognized a total of $52.6 million of net deferred income tax assets as of December 31, 1997. Of the amount recognized, $42.7 million was recognized as a deferred income tax benefit in 1997, $5.0 million was recognized as a deferred income tax benefit in 1996 and $4.9 million related to acquired NOLs was recognized through a reduction in investments in domestic cellular entities in 1997.

      A valuation allowance remains on certain deferred income tax assets due to uncertainties as to when and whether these assets will be realized in the future. To the extent that the income tax benefit of these amounts is realized in future years, the benefit will be recorded as a direct addition to shareholders' equity as these assets relate to additional income tax deductions arising from restricted stock bonuses, stock options and stock purchase warrants.

      The transactions discussed above which will create the taxable income upon which management based its deferred income tax asset recognition decisions have been approved by the Company's Board of Directors and are represented by definitive agreements among the parties to the transactions; however, ultimate consummation of these transactions is dependent on the parties reaching final agreement on terms and financing and the Company obtaining standard regulatory approvals. There can be no assurance that these transactions will be consummated.

      For Federal income tax reporting purposes, the Company had net operating loss carryforwards of approximately $323 million at December 31, 1997. These losses may be used to reduce future taxable income, if any, and expire through 2012. The primary differences between the accumulated deficit for financial reporting purposes and the income tax loss carryforwards relate to the differences in the treatment of certain deferred cellular license acquisition costs, certain gains on dispositions of cellular interests, partnership losses, depreciation methods, estimated useful lives and compensation earned under stock compensation plans. These carryforwards may be subject to annual limitation in the future in accordance with the Tax Reform Act of 1986 and the ability to use these carryforwards could be significantly impacted by a future "change in control" of the Company. The limitations, if any, arising from such future "change in control" cannot be known at this time. See Note 6 to the Company's Consolidated Financial Statements for further information regarding the Company's income tax status.

      General. Although no assurance can be given that such will be the case, the Company believes that its internally generated funds and available borrowing capacity under the 1998 Loan Agreements will be sufficient during the next several years to complete its planned network expansion, to fund debt service, to provide flexibility, to repurchase shares, to pursue acquisitions and other business opportunities that might arise in the future, and to meet working capital and general corporate needs. The Company also may issue additional shares of Class A Common Stock.

      The Year 2000 Issues

      Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

      The Company's cellular operations are heavily dependent on computer applications. System failures caused by Year 2000 issues could have a material adverse impact on the Company. The Company has begun efforts to assess its Year 2000 compliance issues. However, the assessment is not yet complete and a detailed plan for addressing Year 2000 issues has not been finalized. Until the assessment is completed, management is unable to determine the magnitude of effort and cost that will be required to bring the Company's computer systems into compliance. The Company expects to complete its overall Year 2000 assessment and any required remediation prior to any anticipated impact on its operations.

      Inflation

      The Company believes that inflation affects its business no more than it generally affects other similar businesses.

      "Safe Harbor" Statement under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended:

      Except for the historical information presented, the matters disclosed in this report include forward-looking statements. These statements represent the Company's judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (i) the substantial leverage of the Company which may adversely affect the Company's ability to finance its future operations, to compete effectively against better capitalized competitors and to withstand downturns in its business or the economy generally; (ii) a change in economic conditions in the markets served by the Company which could affect demand for cellular services; (iii) greater than anticipated competition from PCS and ESMR companies that provide services and features in addition to those currently provided by cellular companies, and the risk that the Company will not be able to provide such services and features or that it will not be able to do so on a timely or profitable basis; (iv) technological developments that make the Company's existing analog networks and planned digital networks uncompetitive or obsolete such as the risk that the Company's choice of Time Division Multiple Access ("TDMA") as its digital technology leaves it at a competitive disadvantage if other digital technologies, including Code Division Multiple Access ("CDMA"), ultimately provide substantial advantages over TDMA or analog technology and competitive pressures force the Company to implement CDMA or another digital technology at substantially increased cost; and (v) higher than anticipated costs due to unauthorized use of its networks and the development and implementation of measures to curtail such fraudulent use; and (vi) greater than anticipated losses attributable to its equity interests in other companies.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Information with respect to directors appearing under the heading, "Election of Directors" in the Registrant's proxy statement for the Annual Meeting of Shareholders to be held May 19, 1998, is incorporated herein by reference. Other information with respect to executive officers is contained in
Part I -- Item 4 (a) Executive Officers of the Registrant.

Item 11. Executive Compensation

      Information with respect to executive compensation appearing under the heading "Executive Compensation" in the Registrant's proxy statement for the Annual Meeting of Shareholders to be held May 19, 1998, is incorporated herein by reference.

Item 12. Securities Ownership of Certain Beneficial Owners and Management

      Information with respect to securities ownership of certain beneficial owners and management appearing under the headings "Voting Securities Outstanding" and "Security Ownership of Management" in the Registrant's proxy statement for the Annual Meeting of Shareholders to be held May 19, 1998, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      Information with respect to certain transactions appearing under the heading "Certain Transactions" in the Registrant's proxy statement for the Annual Meeting of Shareholders to be held May 19, 1998, is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) and (2) Financial Statements and Financial Statement Schedules. The
               financial statements and supplemental schedules listed in the accompanying Index to Financial Statements and Schedules are filed as a part of this report.

(a)(3) Exhibits. Exhibits to this report are listed in the accompanying Index to Exhibits.

(b) Reports on Form 8-K. There were no reports filed on Form 8-K during the fourth quarter of 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 and 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VANGUARD CELLULAR SYSTEMS, INC.


                                        By: /s/ HAYNES G. GRIFFIN
                                            ------------------------------
                                                Haynes G. Griffin
                                        Chairman of the Board of Directors
                                          and Co-Chief Executive Officer

                                        Date: March 31, 1998

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                            Title                    Date
        ---------                            -----                    ----


/s/ HAYNES G. GRIFFIN              Chairman of the Board of       March 31, 1998
--------------------------------    Directors, Co-Executive
    Haynes G. Griffin               Officer


/s/ STEPHEN R. LEEOLOU             President, Co-Chief Executive  March 31, 1998
--------------------------------    Officer, Director
    Stephen R. Leeolou


/s/ Stuart S. Richardson           Vice Chairman of the Board     March 31, 1998
--------------------------------    of Directors
    Stuart S. Richardson


/s/ L. RICHARDSON PREYER, JR.      Vice Chairman of the Board     March 31, 1998
--------------------------------    of Directors
    L. Richardson Preyer, Jr.


/s/ STEPHEN L. HOLCOMBE            Chief Financial Officer        March 31, 1998
 -------------------------------    (Principal accounting
    Stephen L. Holcombe             and principal financial
                                    officer)


/s/ F. COOPER BRANTLEY             Director                       March 31, 1998
--------------------------------
    F. Cooper Brantley


/s/ DORIS R. BRAY                  Director                       March 31, 1998
--------------------------------
    Doris R. Bray


/s/ ROBERT M. DEMICHELE            Director                       March 31, 1998
--------------------------------
    Robert M. DeMichele


/s/ L. RICHARDSON PREYER, SR.      Director                       March 31, 1998
--------------------------------
    L. Richardson Preyer, Sr.


/s/ ROBERT A. SILVERBERG           Director                       March 31, 1998
--------------------------------
    Robert A. Silverberg

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                          Page
                                                                          ----

Vanguard Cellular Systems, Inc. and Subsidiaries
   Consolidated Balance Sheets, December 31, 1997 and 1996 .............   F-2
   Consolidated Statements of Operations for the Years ended December
     31, 1997, 1996 and 1995 ...........................................   F-3
   Consolidated Statements of Changes in Shareholders' Equity for the
     Years ended December 31, 1997, 1996 and 1995 ......................   F-4
   Consolidated Statements of Cash Flows for the Years ended December
     31, 1997, 1996 and 1995 ...........................................   F-5
   Notes to Consolidated Financial Statements ..........................   F-6
   Report of Independent Public Accountants ............................   F-26
   Schedule I -- Condensed Financial Information of the Registrant .....   F-27
   Schedule II -- Valuation and Qualifying Accounts ....................   F-31
Financial Statements of Certain Significant 50% or less Owned
  Subsidiaries .........................................................   F-32*

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

--------
      *Financial statements for Pt Rajasa Hazanah Perkasa, a foreign business, will be filed by June 30, 1998 as permitted by Rule 3-09.

                            ------------------------

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                                         December 31,
                                                                    ----------------------
                                                                      1997         1996
                                                                    ---------    ---------
Assets
CURRENT ASSETS:
  Cash ..........................................................   $   2,487    $  11,180
  Accounts receivable, net of allowances for doubtful
      accounts of $8,184 and $4,617 .............................      54,340       29,907
  Cellular telephone inventories ................................      18,826       15,921
  Deferred income tax asset .....................................      43,139        2,149
  Prepaid expenses ..............................................       3,620        2,057
                                                                    ---------    ---------
       Total current assets .....................................     122,412       61,214
                                                                    ---------    ---------
INVESTMENTS .....................................................     307,718      333,371
                                                                    ---------    ---------
PROPERTY AND EQUIPMENT, at cost:
  Land ..........................................................       2,432        2,432
  Buildings .....................................................         557          584
  Cellular telephones held for rental ...........................      33,505       30,040
  Cellular telephone systems ....................................     382,012      295,376
  Office furniture and equipment ................................      81,160       62,866
                                                                    ---------    ---------
                                                                      499,666      391,298
  Less -- Accumulated depreciation ..............................     166,230      119,470
                                                                    ---------    ---------
                                                                      333,436      271,828

  Construction in progress ......................................      37,907       41,972
                                                                    ---------    ---------
                                                                      371,343      313,800
                                                                    ---------    ---------
NON-CURRENT DEFERRED INCOME TAX ASSET ...........................       9,447        2,851
                                                                    ---------    ---------
OTHER ASSETS, net of accumulated amortization
      of $10,701 and $6,965 .....................................      17,041       19,345
                                                                    ---------    ---------
      Total assets ..............................................   $ 827,961    $ 730,581
                                                                    =========    =========
Liabilities and Shareholders' Equity
CURRENT LIABILITIES -- Accounts payable and accrued expenses ....   $  58,084    $  67,176
                                                                    ---------    ---------
LONG-TERM DEBT ..................................................     768,967      629,954
                                                                    ---------    ---------
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY:
  Preferred stock -- $.01 par value, 1,000,000 shares
      authorized, no shares issued ....... ......................          --           --
  Common stock, Class A -- $.01 par value, 250,000,000
      shares authorized, and 38,307,623 and 41,084,522
      shares issued and outstanding .............................         383          411
  Common stock, Class B -- $.01 par value, 30,000,000
      shares authorized, no shares issued .......................         --           --
  Additional capital in excess of par value .....................     221,624      237,640
  Net unrealized holding loss ...................................          --      (14,570)
  Accumulated deficit ...........................................    (221,097)    (190,030)
                                                                    ---------    ---------
  Total shareholders' equity ....................................         910       33,451
                                                                    ---------    ---------
      Total liabilities and shareholders' equity ................   $ 827,961    $ 730,581
                                                                    =========    =========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)

                                                         For the Years Ended December 31,
                                                       -----------------------------------
                                                         1997         1996         1995
                                                       ---------    ---------    ---------
REVENUE:
  Service revenue ..................................   $ 349,638    $ 282,694    $ 217,440
  Cellular telephone equipment revenue .............      23,328       15,120       15,647
  Other ............................................       1,552        4,240        2,984
                                                       ---------    ---------    ---------
                                                         374,518      302,054      236,071
                                                       ---------    ---------    ---------
COSTS AND EXPENSES:
  Cost of service ..................................      34,443       31,678       27,043
  Cost of cellular telephone equipment .............      40,223       25,372       25,605
  General and administrative .......................     100,913       80,057       60,489
  Marketing and selling ............................      75,794       62,384       54,906
  Depreciation and amortization ....................      73,881       48,635       36,170
                                                       ---------    ---------    ---------
                                                         325,254      248,126      204,213
                                                       ---------    ---------    ---------
INCOME FROM OPERATIONS .............................      49,264       53,928       31,858
INTEREST EXPENSE ...................................     (57,257)     (46,199)     (38,293)
UNREALIZED HOLDING LOSS ............................     (32,757)          --           --
NET LOSSES FROM UNCONSOLIDATED INVESTMENTS .........     (13,367)      (9,344)      (2,261)
OTHER, net .........................................       1,390        3,955        1,683
                                                       ---------    ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES ..................     (52,727)       2,340       (7,013)
INCOME TAX BENEFIT .................................      42,700        4,109           --
                                                       ---------    ---------    ---------
NET INCOME (LOSS) ..................................   $ (10,027)   $   6,449    $  (7,013)

                                                       =========    =========    =========
NET INCOME (LOSS) PER COMMON SHARE:
   BASIC ...........................................   $   (0.25)   $    0.16    $   (0.17)
                                                       =========    =========    =========
   DILUTED .........................................   $   (0.25)   $    0.15    $   (0.17)
                                                       =========    =========    =========
COMMON SHARES USED IN COMPUTING PER SHARE AMOUNTS:
   BASIC............................................      40,224       41,320       41,100
                                                       =========    =========    =========
   DILUTED .........................................      40,224       41,898       41,100
                                                       =========    =========    =========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (Dollar amounts in thousands)

                                                            For the Years Ended December 31, 1995, 1996 and 1997
                                           --------------------------------------------------------------------------------------
                                                   Common Stock           Additional
                                                     Class A              Capital in                                      Total
                                           --------------------------      Excess of  Net Unrealized   Accumulated     Shareholders'
                                                Shares         Amount      Par Value   Holding Loss      Deficit         Equity
                                           -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, January 1, 1995 ...............    40,529,334    $       405    $   234,731    $    (9,310)   $  (186,619)   $    39,207
Shares issued upon exercise of stock
  options ..............................       755,906              8          3,294             --             --          3,302
Shares issued for cash .................        26,813             --            637             --             --            637
Net unrealized holding loss ............            --             --             --         (7,085)            --         (7,085)
Net loss ...............................            --             --             --             --        (7,013)         (7,013)
                                           -----------    -----------    -----------    -----------     -----------    -----------
BALANCE, December 31, 1995 .............    41,312,053            413        238,662        (16,395)      (193,632)        29,048
Shares issued upon exercise of stock
  options ..............................        27,190             --            448             --             --            448
Shares issued for cash .................           279             --              6             --             --              6
Shares repurchased and retired .........      (255,000)            (2)        (1,476)            --         (2,847)        (4,325)
Net unrealized holding gain ............            --             --             --          1,825             --          1,825
Net income .............................            --             --             --             --          6,449          6,449
                                           -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, December 31, 1996 .............    41,084,522            411        237,640        (14,570)      (190,030)        33,451
Shares issued upon exercise of stock
  options ..............................        17,550             --             58             --             --             58
Shares issued for cash .................        15,551             --            178             --             --            178
Shares repurchased and retired .........    (2,810,000)           (28)       (16,252)            --        (21,040)       (37,320)
Net unrealized holding losses recognized
    through operations .................            --             --             --         14,570             --         14,570
Net loss ...............................            --             --             --             --        (10,027)       (10,027)
                                           -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, December 31, 1997 .............    38,307,623    $       383    $   221,624    $        --    $  (221,097)   $       910
                                           ===========    ===========    ===========    ===========    ===========    ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)

                                                              For the Years Ended December 31,
                                                            -----------------------------------
                                                              1997         1996         1995
                                                            ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ....................................   $ (10,027)   $   6,449    $  (7,013)
   Adjustments to reconcile net income (loss) to net
           cash provided by operating activities:
      Depreciation and amortization .....................      73,881       48,635       36,170
      Amortization of deferred financing costs ..........       1,983        1,587        1,322
      Net losses from unconsolidated investments ........      13,367        9,344        2,261
      Minority interests ................................          --          (31)           3
      Net  gains  on dispositions .......................        (317)      (2,958)      (1,787)
      Deferred income tax benefit .......................     (42,700)      (5,000)          --
      Unrealized holding loss ...........................      32,757           --           --
      Stock received for management consulting services .          --       (2,087)      (2,436)
      Changes in current items:
      Accounts receivable, net ..........................     (24,433)       1,363       (8,250)
      Cellular telephone inventories ....................      (2,905)      (6,964)       1,649
      Accounts payable and accrued expenses .............       6,071       10,627        8,799
      Other, net ........................................      (1,563)        (550)        (757)
                                                            ---------    ---------    ---------
      Net cash provided by operating activities .........      46,114       60,415       29,961
                                                            ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ..................    (136,825)    (119,077)    (136,149)
   Proceeds from dispositions of property and equipment .          53          540          380
   Payments for acquisitions of investments .............     (13,728)     (38,790)     (69,908)
   Proceeds from dispositions of investments ............         395        4,644        1,413
   Loans to unconsolidated affiliates ...................      (4,045)          --           --
   Capital contributions to unconsolidated affiliates ...        (706)        (221)        (318)
                                                            ---------    ---------    ---------
      Net cash used in investing activities .............    (154,856)    (152,904)    (204,582)
                                                            ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt .................          --     (193,007)          --
   Proceeds of long-term debt ...........................     138,993      300,802      173,494
   Debt issuance costs ..................................          --       (6,914)        (124)
   Repurchases of common stock ..........................     (37,320)      (4,325)          --
   Net proceeds from issuance of common stock ...........         236          454        3,939
   Increase in other assets .............................      (1,860)      (1,426)        (348)
                                                            ---------    ---------    ---------
      Net cash provided by financing activities .........     100,049       95,584      176,961
                                                            ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH .........................      (8,693)       3,095        2,340
CASH, beginning of year .................................      11,180        8,085        5,745
                                                            ---------    ---------    ---------
CASH, end of year .......................................   $   2,487    $  11,180    $   8,085
                                                            =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE YEAR FOR:
   INTEREST, net of amounts capitalized .................   $  52,812    $  42,579    $  32,597
   INCOME TAXES .........................................          --          891           --
                                                            =========    =========    =========

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

      All of the Company's cellular entities operate under the trade name of CellularONE(R), which is the trade name many nonwireline carriers have adopted to provide uniformity throughout the industry. The trade name is owned by a partnership in which the Company holds a minority ownership interest.

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

Investments

      Investments in Domestic Cellular Entities -- Investments in domestic cellular entities consist of the costs incurred to acquire FCC licenses or interests in entities that have been awarded FCC licenses to provide cellular service net of the Company's share of the fair value of the net assets acquired, payments of other acquisition related expenses and capital contributions to unconsolidated cellular entities. The Company's investments in consolidated cellular entities are being amortized over forty years. Exchanges of minority ownership interests in cellular entities are recorded based on the fair value of the ownership interests acquired.

      Investments in Other Entities -- Investments in other entities consist of the Company's investments in International Wireless Communications Holdings, Inc. ("IWC"), Star Digitel Limited ("SDL"), International Wireless Communications Pakistan Ltd. ("IWCPL"), Inter*Act Systems, Incorporated ("Inter*Act") and Geotek Communications, Inc. ("Geotek"). The investments in IWC, SDL, IWCPL and Inter*Act are recorded using the equity method. The investment in Geotek common stock is considered to be "available for sale" under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company's investment in the marketable common stock of Geotek is recorded at its fair value and the investment in other securities of Geotek is recorded at cost.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

Note 2 -- SIGNIFICANT ACCOUNTING AND REPORTING POLICIES -- Continued

      The Company recognizes its pro rata share of the net income or losses generated by the unconsolidated cellular and noncellular entities carried on the equity method of accounting in its consolidated statements of operations.

Property and Equipment

      Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis for financial reporting purposes over the following estimated useful lives:

            Buildings .............................................     20 years
            Cellular telephones held for rental ...................      3 years
            Cellular telephone systems ............................   7-20 years
            Office furniture and equipment ........................   3-10 years


      At December 31, 1997 and 1996, construction in progress was composed primarily of the cost of uncompleted additions to the Company's cellular telephone systems in majority owned cellular markets. The Company capitalized interest costs of $1.3 million in 1997, 1996 and 1995, as part of the cost of cellular telephone systems.

      Maintenance, repairs and minor renewals are charged to operations as incurred. Gains or losses at the time of disposition of property and equipment are reflected in the statements of operations currently.

      Cellular telephones are rented to certain customers generally with a contract for a minimum length of service. Such customers have the option to purchase the cellular telephone at any time during the term of the agreement.

Long-Lived Assets

      In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company.

Other Assets

Other assets consist of the following at December 31, 1997 and 1996 (in thousands):

                                                             1997        1996
                                                           --------    --------
      Deferred financing costs                             $ 16,016    $ 16,016
      Acquired customer bases                                 8,190       8,190
      Interest rate cap agreements                            1,569         413
      Other                                                   1,967       1,691
                                                           --------   ---------
                                                             27,742      26,310
      Accumulated amortization                              (10,701)     (6,965)
                                                           --------    --------
                                                           $ 17,041    $ 19,345
                                                           ========    ========

      Deferred financing costs are being amortized over the period of the related agreements. Amortization of $2.0 million, $1.6 million and $1.3 million has been included in interest expense in each of the accompanying December 31, 1997, 1996 and 1995 consolidated statements of operations, respectively. The acquired customer bases relate to the acquisitions of the Logan, WV (WV-6) RSA in August 1996, the Union, PA (PA-8) RSA in January 1995, and the Binghamton, NY and Elmira, NY MSAs in December 1994. The customer bases are being amortized over a four-year period and, accordingly, amortization of $2.1 million, $1.8 million and

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

Note 2 -- SIGNIFICANT ACCOUNTING AND REPORTING POLICIES -- Continued

$1.7 million has been included in the accompanying December 31, 1997, 1996 and 1995 consolidated statements of operations, respectively. The Company maintains certain interest rate cap agreements with certain major financial institutions. These costs are being amortized over the lives of the agreements, and accordingly, amortization of $243,000, $242,000 and $323,000 has been included in interest expense in the accompanying December 31, 1997, 1996 and 1995 consolidated statements of operations, respectively.

Revenue Recognition

      Service revenue is recognized at the time cellular services are provided and service fees related to prebilled services are not recognized until earned. Cellular telephone equipment revenues consist primarily of sales of cellular telephones to subscribers and are recognized at the time equipment is delivered to the subscriber.

Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the use of the "asset and liability method" of accounting for income taxes. Accordingly, deferred income tax assets and liabilities are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using enacted income tax rates in effect for the year in which the differences are expected to reverse.

Derivative Financial Instruments

      Derivative financial instruments in the form of interest rate cap and swap agreements are used by the Company in the management of its interest rate exposures. Interest rate swap agreements modify the interest characteristics of a portion of the Company's debt. Amounts paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The related receivable from, or amounts payable to the counter-parties are included in accounts receivable or accounts payable and accrued expenses. Interest rate caps are used to lock in a maximum rate if rates rise, but enable the Company to otherwise pay lower market rates. The costs of interest rate cap agreements are included in interest expense ratably over the lives of the agreements. Payments to be received as a result of the cap agreements are accrued as a reduction of interest expense. The unamortized costs of the cap agreements are included in other assets. The Company does not hold or issue financial instruments for trading purposes.

Net Income (Loss) per Common Share

      Basic net income (loss) per common share is computed based upon the weighted average number of common shares outstanding during the year. Diluted net income per common share for 1996 reflects the potential dilution that could occur if the Company's outstanding options to issue common stock were exercised and converted into common shares that then shared in the earnings of the Company. Diluted net income (loss) per common share is computed in accordance with the guidance provided by SFAS No. 128, "Earnings Per Share". The calculation of diluted net loss per common share for 1997 and 1995 does not include the effect of outstanding stock options, as their effect would be antidilutive.

      Outstanding options to purchase 2,314,750 common shares with exercise prices ranging from $21.50 to $25.13 were not included in the 1996 calculation of diluted net income per common share because the options' exercise prices were greater than the average market price of the common shares. Options to purchase 3,903,102 and 4,870,802 shares at a weighted average exercise price of $18.96 and $7.11 were outstanding as of December 31, 1995 and 1997, respectively, but were not included in the computation of diluted net loss per common share because the effect would be antidilutive.

Statements of Cash Flows

      Additional required disclosures of noncash investing and financing activities for the years ended December 31, 1997, 1996 and 1995 are as follows:

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

Note 2 -- SIGNIFICANT ACCOUNTING AND REPORTING POLICIES -- Continued

      The Company acquired ownership interests in certain cellular entities and other investments for cash and noncash consideration, as follows (in thousands):

                                                        1997         1996        1995
                                                      ---------    ---------   ---------
Fair value of investments acquired ................   $  13,728    $  57,272   $  79,710
                                                      ---------    ---------   ---------
Fair value of noncash consideration given up:
  Cellular licenses and interests .................          --       16,395       7,366
  Stock received for management consulting services          --        2,087       2,436
                                                      ---------    ---------   ---------
                                                             --       18,482       9,802
                                                      ---------    ---------   ---------
Cash acquisitions of investments ..................   $  13,728    $  38,790   $  69,908
                                                      =========    =========   =========

The Company acquired property and equipment for cash and noncash consideration, as follows:

Cash ..............................................   $ 136,825    $ 119,077   $ 136,149
Increase (decrease) in accounts payable ...........     (15,163)      11,728      (6,255)
                                                      ---------    ---------   ---------
                                                      $ 121,662    $ 130,805   $ 129,894
                                                      =========    =========   =========

Reclassification

      Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

Note 3 - INVESTMENTS

      Investments consist of the following as of December 31, 1997 and 1996 (in thousands):

                                                          1997         1996
                                                        ---------    ---------
Investments in domestic cellular entities:
  Consolidated entities:
     License cost ...................................   $ 297,142    $ 300,780
     Accumulated amortization .......................     (43,696)     (36,113)
                                                        ---------    ---------
                                                          253,446      264,667
                                                        ---------    ---------
  Entities carried on the equity method:
     Cost ...........................................      10,193       10,193
     Accumulated share of earnings ..................       1,960        2,056
                                                        ---------    ---------
                                                           12,153       12,249
                                                        ---------    ---------
  Entities carried on the cost method ...............       9,592        9,993
                                                        ---------    ---------
                                                          275,191      286,909
                                                        ---------    ---------
Investments in other entities:
  Entities carried on the equity method:
     Investment in equity securities ................      40,794       26,924
     Investment in debentures, net of discount of
         $6,449 and $8,389...........................      11,551        9,611
     Loans ..........................................       4,045           --
     Accumulated share of losses ....................     (33,842)     (18,239)
                                                        ---------    ---------
                                                           22,548       18,296
                                                        ---------    ---------
  Investments carried as "available for sale":
     Cost ...........................................      37,736       37,736
     Net unrealized holding losses ..................     (32,757)     (14,570)
                                                        ---------    ---------
                                                            4,979       23,166
                                                        ---------    ---------
  Other investments, at cost ........................       5,000        5,000
                                                        ---------    ---------
                                                           32,527       46,462
                                                        ---------    ---------
                                                        $ 307,718    $ 333,371
                                                        =========    =========

Investments in Domestic Cellular Entities

      The Company's significant activity relating to its investments in domestic cellular entities is discussed below.

Consolidated Entities

      In January 1995, the Company purchased the Union, PA (PA-8) RSA for a cash price of $51.3 million. The PA-8 RSA lies in the center of the Company's Mid-Atlantic SuperSystem and is an operational cellular system. Pro forma consolidated results of operations, are as follows (in thousands, except per share data):

                                               Year ended December 31,
                                               ------------------------
                                                  1995           1994
                                               -----------    -----------
Revenue ....................................   $ 236,578      $ 173,735
Net loss before extraodinary item ..........      (7,254)       (18,155)
Net loss ...................................      (7,254)       (26,557)
Net loss per common share:
   Basic ...................................       (0.18)         (0.69)
   Diluted .................................       (0.18)         (0.69)

      In December 1995, the Company completed the acquisition of the remaining 13.24% ownership interests in the Harrisburg, PA MSA in exchange for ownership interests in cellular markets outside its regional metro-clusters and $2.9 million in cash.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

Note 3 - INVESTMENTS -- Continued

      In August 1996, the Company acquired the Logan, WV RSA ("WV-6 RSA") for a cash purchase price of $16.7 million. The WV-6 RSA is contiguous to the Company's West Virginia markets and its operations are managed as part of its West Virginia metro-cluster.

      Pro forma results of operations, as if the acquisition of the WV-6 RSA had occurred January 1, 1995 are as follows (in thousands, except per share data):

                                                    Year Ended
                                                   December 31,
                                            --------------------------
                                               1996           1995
                                            ---------       ---------

Revenue .................................   $ 304,196       $ 239,412
Net income (loss) .......................       4,774          (8,790)
Net income (loss) per common share:
   Basic ................................        0.12           (0.21)
   Diluted ..............................        0.11           (0.21)

      In the third quarter of 1996, the Company acquired the remaining portions of the State College, PA and Williamsport, PA MSAs and the PA-10 East RSA in exchange for $2.8 million in cash. These markets are now 100% owned by the Company.

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

      In March 1998, the Company entered into an agreement to sell for $160 million in cash its investment in the Myrtle Beach, SC RSA. This transaction is expected to close in the third quarter of 1998. Additionally, the Company is pursuing various alternatives for divesting of its Florida metro-cluster and other non-core cellular properties in which it owns minority interests.

      The Company also explores, on an ongoing basis, possible acquisitions of companies that will facilitate new service offerings to its customers, such as paging and Internet access. The Company entered into an agreement in December, 1997 to purchase NationPage, a leading regional paging provider in Pennsylvania and New York, for approximately $28.5 million in cash.


 Cellular Entities on the Equity Method

      The Company holds a 50% investment in a joint venture known as Eastern North Carolina Cellular Joint Venture ("ENCCJV"), created to acquire, own and operate various cellular markets located primarily in eastern North Carolina. The underlying net assets of the joint venture consist principally of its investment in the FCC licenses in the Wilmington, NC and Jacksonville, NC MSA cellular markets. The Company recognized $(95,000), $1.9 million, and $284,000 as its proportionate share of the ENCCJV earnings (losses) during the years ended December 31, 1997, 1996 and 1995, respectively.

      In February 1998, the Company entered into an agreement to sell for $30 million in cash its ownership interest in the ENCCJV. This transaction is expected to close in the third quarter of 1998.

Cellular Entities on the Cost Method

      The investment balance of approximately $9.6 million at December 31, 1997 represents the Company's investment in approximately 28 cellular markets with ownership interests ranging from 0.27% to 13.76%. The Company holds these ownership interests for investment purposes.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

Note 3 - INVESTMENTS -- Continued

Noncellular Investments

International Wireless Communications Holdings, Inc. and Foreign Investments

      At December 31, 1997, the Company owned approximately 36% of the outstanding stock of IWC and had invested an aggregate of $13.8 million. IWC is a development stage company specializing in securing, building and operating wireless businesses, primarily in Asia and Latin America.

      During 1996, IWC completed the sale of 14% Senior Secured Discount Notes due 2001, which have been exchanged for identical notes registered with the Securities and Exchange Commission ("SEC"), and warrants to purchase shares of IWC common stock. IWC received approximately $100 million in net proceeds from this financing which was used to fund existing projects and the exploration of other opportunities. As existing and new projects are in the network buildout phase, the losses of IWC are expected to grow significantly in future years. The Company records its proportionate share of these losses under the equity method of accounting. During 1995 and 1996, the Company recognized an amount of losses on the equity method from IWC that is equal to the Company's equity investment in IWC. As a result, the Company has suspended the recognition of losses attributable to IWC until such time that the equity method income is available to offset the Company's share of IWC's future losses or the Company makes further investments in IWC.

      During 1997, the Company loaned $966,000 to IWC under the $7 million Senior Exchangeable Debt Facility in which the Company participated as a lender with Toronto Dominion Capital and other IWC shareholders. The Company also received warrants to purchase IWC common stock valued at $486,000 in connection with the Company's guarantee and funding of certain loans to SDL and Pakistan Wireless Holdings, Inc., as discussed below. As these transactions are subject to the equity method, the Company recorded losses of $1.5 million during 1997 related to these additional investments in IWC. Total equity method losses recorded by the Company in 1996 and 1995 were $11.5 million and $2.3 million, respectively.

      In March 1998, the Company made an additional $10.0 million equity investment in IWC. Accordingly, the Company will recognize losses equal to the amount of this additional equity investment during the first quarter of 1998. As a result of equity financing transactions completed by IWC thus far during 1998, the Company's ownership in IWC has been reduced to approximately 29%.

      During the first quarter of 1997, the Company entered into a stock purchase agreement to purchase from an unrelated third party 7% of the outstanding shares of SDL, a Hong Kong company whose principal business activities relate to the provision and development of cellular telecommunications services in the People's Republic of China. Pursuant to the stock purchase agreement, the Company's purchase of such shares will occur in two closings, which are subject to the satisfaction of certain conditions, for an aggregate cash consideration of $8.4 million. IWC also acquired and maintains a 40% ownership interest in SDL. Through December 31, 1997, the Company has invested $5.3 million in SDL and expects to fund its remaining $3.1 million in July 1998. The Company accounts for its investment using the equity method of accounting, and recognized equity method losses of $629,000 during 1997. In addition, the Company has guaranteed obligations of SDL totaling $14.1 million, which includes guarantees of $7.2 million on behalf of IWC. If the Company must eventually fund these guarantees, the funding will be in the form of loans to SDL.

      During 1997, the Company acquired a 12% equity interest in IWCPL for $7.0 million. At the same time, IWC's 100% owned subsidiary, Pakistan Wireless Holdings, Inc. (PWH), also acquired a 39% equity interest in IWCPL, thereby increasing the Company's total direct and indirect ownership interest in IWCPL to approximately 26%. IWCPL owns 51% of the equity in Pakistan Mobile Communications (Pvt) Ltd., a Pakistan company that owns and operates the cellular license in Pakistan. Through December 31, 1997, the Company has invested $8.2 million in IWCPL. Through a loan facility arranged by PWH with the Company and Toronto Dominion Capital, the Company loaned to PWH $3 million during 1997. The proceeds of the loan facility were used by PWH to fund its equity investment in IWCPL. The loan facility is secured by all assets of

PWH, and loans under the facility have a term of 5 years. The Company records its proportionate share of the losses of IWCPL under the equity method of accounting, and recognized equity method losses of $246,000 in 1997, accordingly.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

Note 3 - INVESTMENTS -- Continued

Inter*Act Systems, Incorporated.

      As of December 31, 1997, the Company had invested $10.0 million in Inter*Act for an ownership interest of approximately 26%. Inter*Act is a development stage company that provides consumer product manufacturers and retailers (currently supermarkets) the ability to offer targeted promotions to retail customers at the point of entry of a retail outlet through an interactive multi-media system utilizing ATM-like terminals.

      During 1996, Inter*Act completed the sale of 142,000 units ("Units") of 14% Senior Discount Notes due 2003, which have been exchanged for identical notes registered with the SEC and warrants to purchase shares of common stock at $.01 per share. The Company purchased for $12.0 million a total of 18,000 Units consisting of $18.0 million principal amount at maturity of these 14% Senior Discount Notes and warrants to purchase 132,012 shares of common stock. At issuance, the Company allocated, based upon the estimated fair values, $8.9 million and $3.1 million to the debentures and warrants purchased by the Company, respectively. Effective September 30, 1997 and in accordance with the warrant agreement, the shares of common stock eligible to be purchased with the warrants held by the Company increased from 132,012 to 169,722. The shares issuable upon the exercise of these warrants currently represent approximately 2% of Inter*Act's outstanding common stock. In addition, an existing warrant held by the Company was restructured whereby the Company has the right to acquire at any time prior to May 5, 2005 an aggregate of 900,113 shares of common stock for $23.50 per share, which shares presently represent approximately 10% of the outstanding common stock of Inter*Act.

      Inter*Act has incurred net losses since its inception. Inter*Act received approximately $91 million in net proceeds from the above financing which are being used to accelerate the roll-out of its systems in retail supermarkets and, as a result, the net losses incurred by Inter*Act are expected to grow significantly in future years. The Company records its proportionate share of these losses under the equity method of accounting. The Company's equity and warrant investment was reduced to zero through the recognition of equity method losses during 1997. However, Vanguard will continue to recognize equity method losses related to its investment in bonds until such investment is reduced to zero.

      In addition to the current ownership held by the Company certain officers, directors and entities affiliated with certain directors of the Company maintain an additional 27% ownership interest in Inter*Act.

      Total equity method losses related to Inter*Act were $11.0 million, $4.2 million and $257,000 during 1997, 1996 and 1995, respectively.

Geotek Communications, Inc.

      In 1994, the Company purchased from Geotek 2.5 million shares of Geotek common stock for $30 million and received a series of options to purchase additional shares and entered into a management consulting agreement to provide operational and marketing support in exchange for 300,000 shares of Geotek common stock per year. Geotek is a telecommunications company that is developing a wireless communications network using its FHMA(R) digital technology. Under the management agreement, the Company earned and recorded as revenue approximately 201,370 shares with an aggregate value of $2.1 million in 1996, and approximately 300,000 shares with an aggregate value of $2.4 million in 1995. The stock options previously granted to the Company by Geotek in 1994 have all expired unexercised. The expiration of the options also resulted in the termination of the management agreement. The Company currently owns less than 5% of Geotek's outstanding common stock.

      The investment in Geotek common shares is accounted for as "available for sale" pursuant to SFAS No. 115. As such, the investment is recorded at its market value, and a net unrealized holding loss of $14.6 million was recorded as a component of shareholders' equity as of December 31, 1996. During 1997, the Geotek common stock price, as quoted on the NASDAQ National Market System, declined from $7.13 per share at December 31, 1996 to $1.53 per share at December 31, 1997. Based on
Geotek's historical performance, including the significant current year decline in the market value of Geotek's common stock, the Company's management made the determination that the decline in Geotek's common stock price during 1997 was other than temporary and, accordingly, recognized an unrealized holding loss of $32.8 million in the accompanying 1997 consolidated statement of operations to record the Company's investment in Geotek common stock at its market value at December 31, 1997. In September 1995, the Company purchased, for $5.0 million in cash, 531,463 shares of convertible preferred stock of Geotek with a stated value of $9.408 per share. The preferred stock investment is accounted for at cost and is included in Other Equity Investments.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

Note 3 - INVESTMENTS -- Continued

in the above table.



Financial Information of Equity Method Investees

      Combined financial position and operating results of the Company's equity method investees, ENCCJV, IWC, Inter*Act, SDL and IWCPL, as well as certain significant investees of IWC, for the last three years are as follows
(in thousands):

                                          1997 (1)      1996 (2)     1995 (3)
                                         ---------     ---------    ---------

Current assets .......................   $108,774      $ 161,974    $  30,040
Non-current assets ...................    445,925        237,507      119,528
Current liabilities ..................    249,354         48,397       19,318
Non-current liabilities ..............    311,747        254,073        2,701
Redeemable convertible preferred stock    209,412        103,021       98,845
Minority interest ....................     11,624          7,360          335
Revenues .............................     40,544         29,583       14,050
Gross profit .........................      8,697          2,769       10,418
Loss from operations .................   (229,651)       (54,386)     (12,787)
Net loss .............................   (319,708)       (71,730)     (15,081)

--------

      Information for each investee is summarized from the available financial information for each entity and is presented only for the years in which the Company maintained an investment.

(1) Includes information for ENCCJV, Inter*Act, IWC, SDL, IWCPL and certain of IWC's investees for which the Company's attributable indirect ownership was determined to be significant.
(2) Includes information for ENCCJV, Inter*Act, IWC and certain of IWC's investees for which the Company's attributable indirect ownership was determined to be significant.
(3) Includes information for ENCCJV, IWC and Inter*Act.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

Note 4 -- LONG-TERM FINANCING ARRANGEMENTS

      At December 31, 1997 the Company's long-term financing arrangements consist primarily of a $675 million Credit Facility with various lenders led by The Toronto-Dominion Bank and The Bank of New York, and $200 million of Senior Debentures due 2006. The Credit Facility is senior to the Senior Debentures through the use of structured subordination whereby Vanguard is the borrower on the Senior Debentures and VCFC, Vanguard's only direct subsidiary, is the primary obligor on the Credit Facility. As discussed below, the Company's Credit Facility was refinanced subsequent to December 31, 1997.

      Long-term debt consists of the following as of December 31, 1997 and 1996 (in thousands):

                                                              1997       1996
                                                            --------   --------
Debt of VCFC:
  Borrowings under the Credit Facility:
     Term Loan .........................................    $325,000   $325,000
     Revolving Loan ....................................     244,000    105,000
  Other Long-Term Debt .................................         130        137
                                                            --------   --------
                                                             569,130    430,137
Debt of Vanguard:
  Senior Debentures due 2006, net of
      unamortized discount of $163 and $183 ............     199,837    199,817
                                                            --------   --------
                                                            $768,967   $629,954
                                                            ========   ========

Credit Facility of VCFC

      The Credit Facility consisted of a $325 million "Term Loan" and a "Revolving Loan". As of December 31, 1997, $244 million had been borrowed under the Revolving Loan. The Term Loan and the Revolving Loan bear interest at a rate equal to the Company's choice of the Prime Rate or Eurodollar Rate plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. At December 31, 1997, the applicable margins on the borrowings were 0.125% and 1.375% per annum for the Prime Rate and Eurodollar Rate, respectively. At December 31, 1997, the Company's effective interest rate on its outstanding borrowings was 7.26%.

      In February 1998, the Company completed the closing of an amendment to the Credit Facility, increasing the facility to $1.0 billion pursuant to the Third Amended and Restated Facility A Loan Agreement (Facility A Loan) and the Facility B Loan Agreement (Facility B Loan) (collectively, the 1998 Loan Agreements), with various lenders led by The Toronto-Dominion Bank, The
Bank of New York and NationsBank of Texas, N.A.

      The Facility A and Facility B Loans are available to provide the Company with additional financial and operating flexibility and enable it to pursue business opportunities that may arise in the future. The Facility A Loan consists of a $750 million senior secured reducing revolving credit facility which allows for the issuance of up to $25 million of standby letters of credit. The Facility B Loan consists of a $250 million 364-day revolving credit facility which may be extended for an additional 364-day period upon the approval of the lenders or converted to a term loan according to the terms and subject to certain conditions of the Facility B Loan Agreement.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

Note 4 -- LONG-TERM FINANCING ARRANGEMENTS -- Continued

      Borrowings under the Facility A and Facility B Loans bear interest at a rate equal to the Company's choice of the Prime Rate or Eurodollar Rate plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. The ranges for this applicable margin are 0.0% to 0.25% for the Prime Rate and 0.5% to 1.5% for the Eurodollar Rate. Based on the leverage ratio, computed as the ratio of Total Debt (as defined) to Adjusted Cash Flow (as defined), as of December 31, 1997, the Company's applicable margins on borrowings under the Facility A and Facility B Loans are 0.00% and 1.25% per annum for the first quarter of 1998 for the Prime Rate and Eurodollar Rate, respectively. Upon the occurrence of an event of default as defined in the 1998 Loan Agreements, the applicable margin added to both the Eurodollar Rate and the Prime Rate becomes 2.0%.

      The outstanding amount of the Facility A Loan as of September 30, 2000 is to be repaid in increasing quarterly installments commencing on September 30, 2000 and terminating at the maturity date of December 31, 2005. The quarterly installment payments begin at 2.5% of the outstanding principal amount at September 30, 2000 and gradually increase to 6.875% of the outstanding principal amount. The maturity date for borrowings under the Facility B Loan is February 18, 1999. However, at the Borrower's request and the Lenders' approval, as set forth in the Facility B Loan Agreement, the maturity date of the Facility B Loan may be extended to February 16, 2000. Under the terms and subject to certain conditions of the Facility B Loan Agreement, the Company has the option to convert the borrowings outstanding under the Facility B Loan as of the Facility B maturity date to a term loan maturing on December 31, 2005. Upon conversion to a term loan, the principal balance of the Facility B Loan outstanding on September 30, 2000 shall be repaid in quarterly installments commencing on September 30, 2000 and terminating at the maturity date of December 31, 2005. The quarterly repayments begin at 2.5% of the outstanding principal amount at September 30, 2000 and gradually increase to 6.875% of the outstanding principal amount.

      The outstanding commitment under the Facility A Loan is reduced and the outstanding borrowings under the Facility B term loan, if converted, are due quarterly as follows:

                                                                 Percentage of
                                                               Outstanding Loans
                                                               -----------------
1998...........................................................         --
1999...........................................................         --
2000...........................................................        5.0
2001...........................................................       15.0
2002...........................................................       15.0
2003...........................................................       17.5
2004...........................................................       20.0
2005...........................................................       27.5
                                                                      ----
                                                                     100.0%
                                                                     =====

      Upon closing of the 1998 Loan Agreements, the Company paid fees of approximately $4.0 million to the lenders. These fees and other costs incurred in the refinancing will be recorded as a long-term asset in 1998 and amortized over the lives of the agreements. Remaining unamortized deferred financing costs of $6.8 million at December 31, 1997 related to the 1994 Credit Facility will be expensed in 1998. The Company must pay to the lenders a commitment fee equal to either 0.375% or 0.25% of the aggregate unborrowed balance of the available Facility A commitment and 0.2% or 0.15% of the aggregate unborrowed balance of the Facility B commitment during the terms of the loans based upon the Leverage Ratio for the most recent fiscal quarter.

      Borrowings under the 1998 Loan Agreements are secured by the stock of VCFC and Vanguard Cellular Operating Corp., direct or indirect wholly owned subsidiaries of the Company. Among other restrictions, the 1998 Loan Agreements and the 1994 Credit Facility limit the payment of cash dividends, limit the use of borrowings, limit the creation of additional long-term indebtedness and require the maintenance of certain financial ratios. The requirements of the 1998 Loan Agreements were established in relation to projected capital needs and projected results of operations and cash flow. These requirements generally were designed to require continued improvement in operating performance such that its cash flow would be sufficient to continue servicing the debt as repayments are required. As of December 31, 1997, VCFC is in compliance with all loan covenants.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

Note 4 -- LONG-TERM FINANCING ARRANGEMENTS

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

      The future maturities of the principal amount outstanding of all long-term financing arrangements at December 31, 1997 are as follows (in thousands):

1998..........................................................       $      0
1999..........................................................              0
2000..........................................................         28,580
2001..........................................................         85,350
2002..........................................................         85,350
Thereafter....................................................        569,687
                                                                      -------
                                                                     $768,967
                                                                     ========

Interest Rate Protection Agreements

      The Company maintains interest rate swaps and interest rate caps which provide protection against interest rate risk. At December 31, 1997 and 1996, the Company had interest rate cap agreements in place covering a notional amount of $500 million and $100 million, respectively. The interest rate cap agreements provide protection to the extent that LIBOR exceeds the strike level through the expiration date as follows (in thousands):

                       1997                                               1996
  -------------------------------------------------   ------------------------------------------------
  Strike Level    Notional Amount   Expiration Date   Strike Level   Notional Amount   Expiration Date
  --------------------------------------------------  ------------------------------------------------
      7.5%         $  50,000        February, 1999        9.00%       $    50,000      December, 1997
      7.5             50,000        February, 1999        9.75             50,000      December, 1997
                                                                      -----------
      8               25,000          August, 1999                    $   100,000
      9.5            100,000         October, 2002                    ===========
      9.5            100,000         October, 2002
      8.5            100,000        November, 2002
      7.5             75,000        November, 2002
                    --------
                    $500,000
                    ========

      The total cost of the interest rate cap agreements in place at December 31, 1997 of $1.6 million has been recorded in other assets in the accompanying 1997 consolidated balance sheet and is being amortized over the lives of the agreements as a component of interest expense. The total cost of interest rate cap agreements in place at December 31, 1996 of $413,000 has been fully amortized as of December 31, 1997.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

Note 4 -- LONG-TERM FINANCING ARRANGEMENTS -- Continued

      Additionally, at December 31, 1997 the Company maintains interest rate swap agreements that fix the LIBOR interest rate at 6.10% on a notional amount of $50 million through October 1998. At December 31, 1996, the Company had interest rate swap agreements outstanding that fixed the LIBOR interest at 6.01% on a notional amount of $50 million through July 1997. Under these swap agreements, the Company benefits if LIBOR interest rates increase above the fixed rates and incurs additional interest expense if rates remain below the fixed rates. Any amounts received or paid under these agreements are reflected as interest expense over the period covered.

      On December 9, 1996, the Company entered into two 10 year reverse interest rate swaps with notional amounts totaling $75 million. The reverse swaps effectively convert $75 million of the Debentures into floating rate debt with interest payable at the six month LIBOR rate plus 3.1%. Simultaneous with this transaction, the Company purchased an interest rate cap that limits the total interest on the $75 million to 10% for the first three years should interest rates rise. The Company's average effective interest rate under these agreements during 1997 was 8.93%, or 0.45% below the coupon rate for the Debentures. Additionally, during the first quarter of 1997, the Company entered into two 9 year reverse interest rate swaps with notional amounts totaling $25 million. The reverse swaps effectively convert $25 million of the Debentures into floating rate debt with interest payable at the six-month LIBOR rate plus 2.61%. Simultaneously with this transaction, the Company purchased an interest rate cap that limits the total interest rate on the $25 million to 10% for the first three years of the 9 year agreement. The Company's average effective interest rate under those agreements during 1997 was 8.57%, which is 0.81% below the coupon rate for the Debentures.

      The effect of interest rate protection agreements on the operating results of the Company was to increase interest expense by $16,000, $464,000, and $82,000, in 1997, 1996 and 1995, respectively.

      Subsequent to December 31, 1997 the Company entered into two additional interest rate swap agreements covering a notional amount of $100 million that fix LIBOR at 5.62% and have an expiration date of January 2003.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

Note 5 -- COMMITMENTS AND CONTINGENCIES

Operating Leases

      The Company leases office space, furniture, equipment, vehicles and land under noncancelable operating leases expiring through 2019. As of December 31, 1997, the future minimum rental payments under these lease agreements having an initial or remaining term in excess of one year were as follows (in thousands):

1998 ............................................................  $  10,941
1999 ............................................................     10,371
2000 ............................................................      9,745
2001 ............................................................      9,076
2002 ............................................................      8,410
Thereafter ......................................................     89,440
                                                                   ---------
                                                                   $ 137,983
                                                                   =========

      Rent expense under operating leases was $12.9 million, $9.3 million and $6.6 million for the years ended December 31, 1997, 1996 and 1995, respectively.

Construction and Capital Commitments

      Capital expenditures for 1998 are estimated to be approximately $100.0 million for the Company, and are expected to be funded primarily with internally generated funds.

Note 6 -- INCOME TAXES

      Deferred income taxes are provided for the temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. The components of net deferred income taxes as of December 31, 1997 and 1996 were as follows (in thousands):

                                                       1997         1996
                                                     ---------    ---------
      Deferred income tax assets:
        Net operating loss carryforwards .........   $ 122,926    $ 125,135
        Alternative minimum tax credits ..........         891          891
        Other liabilities and reserves ...........       6,280        3,660
        Valuation allowance ......................     (31,439)     (74,208)
                                                     ---------    ---------
             Total deferred income tax assets ....      98,658       55,478
                                                     ---------    ---------
      Deferred income tax liabilities:
        Investments and other intangibles ........     (45,630)     (49,823)
        Property and equipment ...................        (442)        (655)
                                                     ---------    ---------
             Total deferred income tax liabilities     (46,072)     (50,478)
                                                     ---------    ---------
      Net deferred income taxes ..................   $  52,586    $   5,000
                                                     =========    =========

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

      As of December 31, 1997, the Company has cumulative net deferred income tax assets totaling approximately $84.0 million. The net deferred income tax asset is composed of $130.1 million of gross deferred income tax assets and $46.1 million of gross deferred income tax liabilities. The gross deferred income tax assets consist primarily of the income tax effect of Federal net operating loss

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

Note 6 -- INCOME TAXES -- Continued

carryforwards of approximately $323 million, at December 31, 1997. These losses may be used to reduce future taxable income and expire periodically through 2012. Gross deferred income tax assets also include timing differences related to reserves and accruals, basis differences in property and equipment, cumulative losses on unconsolidated investments and the cumulative unrealized holding loss on the Company's investment in Geotek. Deferred income tax liabilities consist primarily of basis differences in cellular licenses and the excess of income tax depreciation over book depreciation.

      Included in the Federal NOL carryforward are additional income tax deductions arising from restricted stock bonuses, stock options and stock purchase warrants. To the extent the income tax benefit of these amounts is realized in future years, the benefit will be recorded as a direct addition to shareholders' equity. Prior to 1997, net deferred income tax assets also included assets related to the net unrealized holding loss on the investment in Geotek. This unrealized loss had been recorded as a reduction in shareholders' equity. During 1997, the Company recognized the unrealized loss through earnings.

      Historically, the Company's strategy has been to enhance shareholder value by investing in growth initiatives. These efforts have resulted in steadily increasing levels of subscribers, revenues and EBITDA; however, these initiatives in the form of market acquisitions, capital expenditures, and expansion of the Company's sales and marketing and customer service functions have resulted in significant interest, depreciation, amortization and marketing costs. In addition, the Company has explored strategic investment opportunities in international telecommunications ventures and alternative lines of business, all of which are in the early development stages and are generating significant losses to the Company. As a result, although the Company achieved profitability in 1996 for financial reporting purposes, the continued costs of its investment strategy prevented the Company from generating profitable financial results in 1997.

      During the fourth quarter of 1997, management revised its strategy from one of growth and expansion to enhancing shareholder value through profitable operations in its core cellular properties in Pennsylvania, West Virginia and New England. This revised strategy incorporates dispositions of non-core properties over the course of the next several years. As part of this Board-approved strategy, in the first quarter of 1998, the Company entered into agreements to dispose of its cellular properties in the Carolinas Metro-cluster, which include the Myrtle
Beach, South Carolina RSA and ownership interest in the ENCCJV. Additionally, the Company has begun active efforts to dispose of its operations in Western Florida and anticipates reaching an agreement with a potential buyer during 1998. Based on negotiated sales prices for the Myrtle Beach cellular market and its ownership interests in ENCCJV, the Company expects to generate capital gains approximating $140 million in 1998. Additionally, the Company's anticipated sales price, based on recent transactions in the cellular industry and the two transactions discussed above, for the disposition of Western Florida markets, is expected to generate a substantial capital gain.

      The gains to be generated on these transactions will utilize an equivalent amount of the Company's accumulated NOLs. Based on these anticipated gains, management has assessed that it is more likely than not that a significant portion of the Company's deferred income tax assets are realizable. Accordingly, the Company has recognized a total of $52.6 million of net deferred income tax assets as of December 31, 1997. Of the amount recognized, $42.7 million was recognized as a deferred income tax benefit in 1997, $5.0 million was recognized as a deferred income tax benefit in 1996 and $4.9 million related to acquired NOLs was recognized through a reduction in investments in domestic cellular entities in 1997.

      A valuation allowance remains on certain deferred income tax assets due to uncertainties as to when and whether these assets will be realized in the future. To the extent that the income tax benefit of these amounts is realized in future years, the benefit will be recorded as a direct addition to shareholders' equity as these assets relate to additional income tax deductions arising from restricted stock bonuses, stock options and stock purchase warrants.

      The transactions discussed above, which will create the taxable income upon which management based its deferred income tax asset recognition decisions, have been approved by the Company's Board of Directors and are represented by definitive agreements among the parties to the transactions; however, ultimate consummation of these transactions is dependent on the parties

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

Note 6 -- INCOME TAXES -- Continued

reaching final agreement on terms and financing and the Company obtaining required lender approval and standard regulatory approvals. There can be no assurance that these transactions will be consummated.

      The Company's 1996 income tax benefit of $4.1 million includes a current provision of $891,000 for Federal alternative minimum taxes offset by the deferred income tax benefit discussed above. In 1995, the Company reported no Federal income tax provision because of the reported losses for financial reporting and income tax purposes. State income tax planning strategies have been implemented such that no state income tax provision has been required for any period.

      A reconciliation between income taxes computed at the statutory Federal rate of 35% and the reported income tax benefit is as follows (in thousands):

                                                         December 31,
                                               --------------------------------
                                                 1997        1996        1995
                                               --------    --------    --------

      Amount at statutory Federal rate .....   $(18,454)   $    808    $ (2,454)
      Net benefit of tax planning strategies          0      (6,616)     (9,877)
      Change in valuation allowance ........    (32,805)       (638)      9,552
      Other ................................      8,559       2,337       2,779
                                               --------    --------    --------
      Income tax benefit ...................   $(42,700)   $ (4,109)   $     --
                                               ========    ========    ========

      In 1996 and 1995, the Company executed certain tax planning strategies that had the effect of increasing the total net deferred income tax assets. These transactions generally resulted in the current utilization of net operating loss carryforwards in exchange for the creation of income tax basis that will be deductible in future periods.

      The net unrealized holding losses on the investment in Geotek and the additional income tax deductions arising from the exercise of stock options created additional net deferred income tax assets of $10.4 million in 1995. The 1996 change in the unrealized holding loss reduced net deferred income tax assets by $818,000. The valuation allowance was adjusted in these years to fully offset these changes in the net deferred income tax asset.

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

Note 7 -- CAPITAL STOCK

Acquisition of Cellular Interests

      The Company has registered 4,500,000 shares of its Class A common stock and 3,000,000 shares of its Class B common stock. The shares may be offered in connection with the acquisition of entities which have received or may receive an authorization or license from the FCC to provide cellular service. Through December 31, 1997, 2,707,957 of these registered shares of Class A common stock have been issued in conjunction with the acquisition of certain cellular markets.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

Note 7 -- CAPITAL STOCK -- Continued

Stock Compensation Plans

      During 1994, the Board adopted the 1994 Long-Term Incentive Plan (the 1994
Plan). In May 1997, an additional 3,000,000 shares of the Company's Class A Common Stock were authorized for grant under the 1994 Plan. Under the provisions of the 1994 Plan, the Company may now grant up to 6,000,000 shares of the Company's Class A common stock to officers, directors and key employees in the form of nonqualified stock options, incentive stock options, stock appreciation rights, unrestricted stock, restricted stock and performance shares. All stock options must require exercise prices of not less than the fair market value of the Company's Class A common stock on the date of the grant, except that certain incentive stock options must require exercise prices of not less than 110% of fair market value of the Company's Class A common stock on the date of the grant. Options granted under the 1994 Plan may not have a term greater than ten years from the date of grant and are not transferable except upon death. As of December 31, 1997, 3,334,690 shares were available for future grants.

      Upon adoption of the 1994 Plan, the Company's previously adopted stock option and stock compensation plans were terminated. Options granted and outstanding under these previous plans are still exercisable, but no further grants may be made under these plans.

Restricted Stock Bonuses

      During 1987, the Board granted restricted stock bonuses for a total of 3,469,554 shares of Class A common stock (i) to three key officers for 1,077,768 shares each and (ii) to a director and a key employee for an aggregate of 236,250 shares. In the event of a change in control of the Company prior to December 31, 1998, the participants will be reimbursed for certain individual income tax payments, as defined, on the shares vesting after February 1991. As of December 31, 1997, all of the shares have vested.

Stock Options

      Under the terms of the Company's previous and current stock compensation plans, the Board has granted incentive stock options and nonqualified stock options requiring exercise prices approximating the fair market value of the Company's Class A common stock on the date of the grant.

      In January 1997, the Board of Directors authorized the cancellation of certain options with higher exercise prices and the issuance of fewer options at a lower exercise price. Options for 2,299,750 shares with exercise prices ranging from $21.50 to $25.125 were canceled and new options for 1,980,575 shares with an exercise price of $15.69 were issued. The exercise price for all of these new options reflected the fair market value at the time of issuance. In April 1997, the Board of Directors authorized the amendment of certain options, nearly all of which were these newly issued options approved in January 1997, to lower the exercise price to $10.00, the fair market value at that time.

      Stock option activity under the plans was as follows:

                                             Number of Shares   Weighted Average
                                               Under Option      Exercise Price
                                             ----------------   ----------------
      Balance, January 1, 1995 ..........          3,777,117          $14.57
      Granted ...........................            907,500           25.12
      Exercised .........................           (760,765)           4.36
      Forfeited .........................            (20,750)          19.06
                                                   ---------
      Balance,  December 31, 1995 .......          3,903,102           18.96
                                                   ---------
      Granted ...........................          1,331,925           18.40
      Exercised .........................            (27,190)          16.56
      Forfeited .........................             (6,450)          24.57
                                                   ---------
      Balance, December 31, 1996 ........          5,201,387           18.82
                                                   ---------
      Granted ...........................          2,012,075           10.02
      Exercised .........................            (17,470)           3.32
      Forfeited .........................            (24,940)          14.91
      Canceled .........................          (2,300,250)          22.95
                                                   ---------
      Balance, December 31, 1997 ........          4,870,802           13.31
                                                  ==========

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

Note 7 -- CAPITAL STOCK -- Continued

      Of the total options outstanding at December 31, 1997, 4,278,796 have an exercise price in the range of $10.00 and $15.75 with a weighted-average exercise price of $12.60 and a weighted-average contractual life of 7.4 years. Of the 4,278,796 options, 1,986,758 are exercisable at December 31, 1997. Of the total outstanding options at December 31, 1997, 582,006 have an exercise price in the range of $17.17 and $19.25 with a weighted-average exercise price of $18.50 and a weighted-average contractual life of 5.2 years, and 495,124 of those options are exercisable at December 31, 1997. The remaining 10,000 options have an exercise price of $22.38 and an 8.4 years remaining contractual life.
All of those options are exercisable at December 31, 1997.

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

                                             1997            1996          1995
                                           ----------     ----------    ----------
 Net income (loss):
  As reported ...............              $  (10,027)   $    6,449    $   (7,013)
  Pro forma .................              $  (19,309)   $      163    $  (11,056)
Net income (loss) per common share:
 Basic:
  As reported ...............              $    (0.25)   $     0.16    $    (0.17)
  Pro forma .................              $    (0.48)   $    (0.27)   $    (0.27)
Net income (loss) per common share:
 Diluted:
  As reported ...............              $    (0.25)   $     0.15    $     (0.17)
  Pro forma .................              $    (0.48)   $    (0.27)   $     (0.27)



      For the above information, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 1997, 1996 and 1995, respectively: risk free rates of 6.5% to 6.8%, 6.0% to 6.6% and 6.5% to 7.4%, expected volatility of 45%, 35% and 30%, and expected lives of 7 years in each year. The weighted-average grant date fair value of options granted during 1997, 1996 and 1995 was $7.27, $9.19 and $12.45, respectively.

      Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the above pro forma amounts may not be representative of the compensation costs to be expected in future years.

Shares Reserved for Issuance

      At December 31, 1997, 8,205,492 shares of the Company's Class A common stock are reserved for exercise and grant under the Company's stock compensation plans. In addition, 1,792,043 shares of Class A common stock and 3,000,000 shares of Class B common stock are reserved for issuance in conjunction with the acquisition of cellular interests discussed above.

Share Repurchase

      The Company's Board of Directors has authorized the repurchase of up to 7,500,000 shares of its Class A Common Stock from time to time in open market or other transactions. During 1997 and 1996, the Company repurchased 2,810,000 and 255,000 shares, respectively, of its Class A
Common Stock at an average price of approximately $13.00 in 1997 and $17.00 in 1996. As of March 26, 1998, the Company had repurchased
1,080,000 shares at an average price of approximately $17.00 in 1998.



                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 8 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

            Accounts payable and accrued expenses were composed of the following at December 31, 1997 and 1996 (in thousands):

                                               1997        1996
                                             -------     -------
      Accounts payable .................     $26,594     $42,775
      Accrued expenses:
        Interest .......................       8,763       6,279
        Payroll and commissions ........      13,578      10,449
        Taxes ..........................       3,543       2,977
        Other ..........................       5,606       4,696
                                             -------     -------
                                             $58,084     $67,176
                                             =======     =======

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

      Inter*Act debentures and warrants -- The fair value of the combined investment in Inter*Act debentures and warrants is based upon the quoted market price.

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

      The estimated fair values of the Company's financial assets (liabilities) are summarized as follows (in thousands):


                                                      December 31, 1997             December 31, 1996
                                                  -------------------------     -------------------------
                                                   Carrying      Estimated       Carrying      Estimated
                                                    Amount       Fair Value       Amount       Fair Value
                                                  -------------------------     -------------------------
Cellular entities carried on the cost method      $   9,592      $  27,907      $   9,993      $  21,038
Investment in Geotek ........................         9,979          9,979         28,166         28,166
Inter*Act debentures and warrants ...........         8,300         10,800         12,712          9,000
Interest rate protection agreements .........         1,464           (868)           137         (2,114)
Borrowings under Credit Facility ............      (569,000)      (569,000)      (430,000)      (430,000)
Senior Debentures of Vanguard ...............      (199,837)      (208,000)      (199,817)      (202,000)

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

Note 10 -- QUARTERLY INFORMATION (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1997 Quarters                     First         Second        Third         Fourth         Total
-------------                   ---------     ---------     ---------     ---------      ---------
Revenue ...................     $  80,315     $  94,148     $ 101,317     $  98,738      $ 374,518
Income from operations ....        10,882        13,047        18,780         6,555         49,264
Net income (loss) .........           228            74         1,068       (11,397)       (10,027)
Net income (loss) per
  common share:
    Basic .................          0.01          0.00          0.03         (0.29)         (0.25)
    Diluted ...............          0.01          0.00          0.03         (0.29)         (0.25)

1996 Quarters                     First         Second        Third         Fourth         Total
-------------                   ---------     ---------     ---------     ---------      ---------
Revenue ...................     $  66,017     $  75,621     $  79,623     $  80,793      $ 302,054
Income from operations ....        11,872        16,861        17,600         7,595         53,928
Net income (loss) .........         2,621         4,772         2,888        (3,832)         6,449
Net income (loss) per
  common share:
    Basic .................          0.06          0.12          0.07         (0.09)          0.16
    Diluted ...............          0.06          0.11          0.07         (0.09)          0.15

The income from operations amounts reported above for the first three quarters of 1997 differ from the amounts previously reported in the Company's 1997
Form 10-Q Quarterly Reports due to the reclassification of certain expenses from Other, net to Depreciation and amortization. Income from operations amounts previously reported in the Company's 1997 Form 10-Q Quarterly Reports were as follows (in thousands):

        First quarter ..........  $11,082
        Second quarter.........    15,293
        Third quarter..........    19,919

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Vanguard Cellular Systems, Inc.:

      We have audited the accompanying consolidated balance sheets of Vanguard Cellular Systems, Inc. (a North Carolina corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vanguard Cellular Systems, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


                                      ARTHUR ANDERSEN, LLP

Greensboro, North Carolina,
February 18, 1998.

                         VANGUARD CELLULAR SYSTEMS, INC.

         SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                     CONDENSED PARENT COMPANY BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                       December 31, December 31,
                                                           1997         1996
                                                       -----------  ------------
ASSETS
Cash ................................................   $   1,110    $     586
Prepaid expenses ....................................           6           --
Investments .........................................     198,542      230,970
Other Assets, net of accumulated
   amortization of $1,050 and $450 ..................       4,951        5,552
                                                        ---------    ---------
       Total assets .................................   $ 204,609    $ 237,108
                                                        =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued interest ....................................   $   3,862    $   3,840
Long-Term Debt, net of discount of $163 and $183 ....     199,837      199,817
                                                        ---------    ---------
       Total liabilities ............................     203,699      203,657
                                                        ---------    ---------
Shareholders' Equity:
  Preferred stock -- $.01 par value, 1,000,000
     shares authorized,  no shares issued ...........          --           --
  Common stock, Class A -- $.01 par value,
     250,000,000 shares authorized, 38,307,623 and
     41,084,522 shares issued and outstanding .......         383          411
  Common stock, Class B -- $.01 par value, 30,000,000
     shares authorized, no shares issued ............          --           --
  Additional capital in excess of par value .........     221,624      237,640
  Net unrealized holding loss .......................          --      (14,570)
  Accumulated deficit ...............................    (221,097)    (190,030)
                                                        ---------    ---------
       Total shareholders' equity ...................         910       33,451
                                                        ---------    ---------
       Total liabilities and shareholders' equity ...   $ 204,609    $ 237,108
                                                        =========    =========

    The accompanying notes to condensed parent company financial statements are an integral part of these balance sheets.

                         VANGUARD CELLULAR SYSTEMS, INC.

         SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS
                          (Dollar amounts in thousands)

                                                For the years ended December 31,
                                               ---------------------------------
                                                 1997        1996        1995
                                               --------    --------    --------
General and administrative expense .........   $    (73)   $     --    $     --
Interest expense ...........................    (19,025)    (13,940)         --
Equity in earnings (losses) of Vanguard
      Cellular Financial Corp. .............      9,071      20,389      (7,013)
                                               --------    --------    --------
Net income (loss) ..........................   $(10,027)   $  6,449    $ (7,013)
                                               ========    ========    ========

     The accompanying notes to condensed parent company financial statements are an integral part of these statements.

                         VANGUARD CELLULAR SYSTEMS, INC.

         SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)

                                                      For the years ended December 31,
                                                    -----------------------------------
                                                      1997         1996         1995
                                                    ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .............................   $ (10,027)   $   6,449    $  (7,013)
  Adjustments to reconcile net income (loss) to
        net cash used in operating activities:
     Amortization of deferred debt issuance costs         600          450           --
     Equity in losses (earnings) of Vanguard Cellular
      Financial Corp. ...........................      (9,071)     (20,389)       7,013
     Amortization of bond investment discount ...          20           15           --
     Change in prepaid expenses .................          (6)          --           --
     Change in accrued interest .................          22        3,840           --
                                                    ---------    ---------    ---------
       Net cash used in operating activities ....     (18,462)      (9,635)          --
                                                    ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from dividends of investee ...........      56,070       13,960           --
  Investment in Vanguard Cellular Financial Corp.          --     (193,668)      (3,939)
                                                    ---------    ---------    ---------
       Net cash provided by (used in) investing
          activities ............................      56,070     (179,708)      (3,939)
                                                    ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock ....         236          454        3,939
  Repurchase of common stock ....................     (37,320)      (4,325)          --
  Proceeds from issuance of long-term debt ......          --      199,802           --
  Debt issuance costs ...........................          --       (6,002)          --
                                                    ---------    ---------    ---------
       Net cash provided by (used in) financing
           activities............................    $ (37,084)     189,929        3,939
                                                    ---------    ---------    ---------
NET INCREASE IN CASH ............................         524          586           --
CASH, BEGINNING OF YEAR .........................         586           --           --
                                                    ---------    ---------    ---------
CASH, END OF YEAR ...............................   $   1,110    $     586    $      --
                                                    =========    =========    =========

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

4. SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL DISCLOSURES.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 and 1997
                          (Dollar amounts in thousands)

                                     Balance   Provision
                                       at      charged to                           Balance at
                                    beginning   costs and                             end of
                                    of period   expenses   Deductions(1)  Other(2)    period
                                    ---------  ----------  -------------  -------   ----------
Allowance for doubtful accounts:
   Year ended December 31, 1995      $ 2,761     $ 6,166     $(3,154)     $    50     $ 5,823
   Year ended December 31, 1996        5,823       5,860      (7,113)          47       4,617
   Year ended December 31, 1997        4,617      11,288      (7,721)          --       8,184

----------
(1) Accounts written off during the period.
(2) Represents allowance for doubtful accounts for entities acquired during the period.

                  Eastern North Carolina Cellular Joint Venture
                                And Subsidiaries

                        Consolidated Financial Statements
                        as of December 31, 1997 and 1996
                                  Together With
                                Auditors' Report

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Eastern North Carolina Cellular Joint Venture:

We have audited the accompanying consolidated balance sheets of EASTERN NORTH CAROLINA CELLULAR JOINT VENTURE (a Delaware partnership) AND SUBSIDIARIES as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastern North Carolina Cellular Joint Venture and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


Atlanta, Georgia
March 27, 1998

                  EASTERN NORTH CAROLINA CELLULAR JOINT VENTURE

                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                 (In Thousands)

                          ASSETS                               1997        1996
---------------------------------------------------------    -------     -------

CURRENT ASSETS:
   Cash                                                      $     2     $     2
   Accounts receivable--trade, net of allowance for
      doubtful accounts of $229 and $199 in 1997 and
      1996, respectively                                       1,842       2,424
   Inventories                                                    46         484
   Deferred income tax assets                                     75          92
   Other current assets                                          248         277
                                                             -------     -------
            Total current assets                               2,213       3,279
                                                             -------     -------
PROPERTY AND EQUIPMENT, at cost:
   Land                                                          393         393
   Buildings and towers                                        6,186       5,623
   Equipment                                                  15,458      13,596
   Furniture and fixtures                                        188         188
   Assets under construction                                      42         771
                                                             -------     -------
                                                              22,267      20,571
   Less accumulated depreciation                               7,913       6,052
                                                             -------     -------
            Net property and equipment                        14,354      14,519
                                                             -------     -------
OTHER ASSETS, net:
   FCC license, net of accumulated amortization of $7,951
      and $6,884 in 1997 and 1996, respectively               34,735      35,802
   Other                                                           4           4
                                                             -------     -------
            Total other assets, net                           34,739      35,806
                                                             -------     -------
            Total assets                                     $51,306     $53,604
                                                             =======     =======

            LIABILITIES AND PARTNERS' CAPITAL
                                                                         -------

CURRENT LIABILITIES:
   Accounts payable--construction and trade                      606         439
   Accounts payable--affiliates                                   71         314
   Due to managing partner                                     2,199       5,119
   Federal income taxes payable                                  341         188
   Accrued software license fee                                  300          --
   Other accrued liabilities                                     540         565
                                                             -------     -------
            Total current liabilities                          4,057       6,625
                                                             -------     -------

LONG-TERM OBLIGATIONS:
   Postretirement benefit obligation                              70          69
   Deferred income tax liabilities                             1,182         893
                                                             -------     -------
            Total long-term obligations                        1,252         962
                                                             -------     -------

MINORITY INTERESTS                                               481         435
                                                             -------     -------

PARTNERS' CAPITAL                                             45,516      45,582
                                                             -------     -------
            Total liabilities and partners' capital          $51,306     $53,604
                                                             =======     =======

                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                  EASTERN NORTH CAROLINA CELLULAR JOINT VENTURE

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 (In Thousands)

                                         1997          1996          1995
                                       --------      --------      --------

REVENUES:
   Service                             $ 13,842      $ 15,023      $ 12,975
   Equipment                                559           605           583
   Other                                    460           604           382
                                       --------      --------      --------
     Total revenues                      14,861        16,232        13,940
                                       --------      --------      --------
OPERATING EXPENSES:
   Sales and marketing                    5,476         3,857         4,484
   Cost of equipment                      1,598         1,966         1,797
   Operations support                     1,114         1,785         1,380
   Network                                3,502         2,771         2,014
   General and administrative             1,259         1,857         1,437
   Amortization                           1,067         1,067         1,067
                                       --------      --------      --------
     Total operating expenses            14,016        13,303        12,179
                                       --------      --------      --------
OPERATING INCOME                            845         2,929         1,761

INTEREST EXPENSE, NET                      (149)         (235)         (180)
                                       --------      --------      --------

NET INCOME BEFORE INCOME TAXES AND
  MINORITY INTERESTS                        696         2,694         1,581

MINORITY INTERESTS                          (46)         (100)          (80)
                                       --------      --------      --------
NET INCOME  BEFORE INCOME TAXES             650         2,594         1,501

PROVISION FOR INCOME TAXES                 (716)       (1,386)         (785)
                                       --------      --------      --------
NET (LOSS) INCOME                      $    (66)     $  1,208      $    716
                                       ========      ========      ========

                   The accompanying notes are an integral part
                       of these consolidated statements.

                  EASTERN NORTH CAROLINA CELLULAR JOINT VENTURE

                                AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 (In Thousands)

                                        GTE Mobilnet   North Carolina
                                         of Eastern       Cellular      Vanguard
                                       North Carolina      Holding       Cellular
                                        Incorporated        Corp.      Systems, Inc.     Total
                                       ==============  =============== =============   =========
BALANCE, December 31, 1994                $ 21,829      $     --      $ 21,829          $ 43,658

    Net income for the year ended
       December 31, 1995                       358            --           358               716
                                          --------      --------      --------          --------
BALANCE, December 31, 1995                  22,187            --        22,187            44,374

    Transfer of partnership interests           --        22,634       (22,634)               --
    Net income for the year ended
       December 31, 1996                       604           157           447             1,208
                                          --------      --------      --------          --------
BALANCE, December 31, 1996                  22,791        22,791            --            45,582

    Net loss for the year ended
       December 31, 1997                       (33)          (33)           --               (66)
                                          --------      --------      --------          --------
BALANCE, December 31, 1997                $ 22,758      $ 22,758      $     --          $ 45,516
                                          ========      ========      ========          ========

                  The accompanying notes are an integral part
                       of these consolidated statements.

                  EASTERN NORTH CAROLINA CELLULAR JOINT VENTURE

                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 (In Thousands)

                                                                     1997         1996         1995
                                                                   -------      -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                              $   (66)     $ 1,208      $   716
    Adjustments to reconcile net (loss) income to net cash
      provided by operating
       activities:
           Depreciation and amortization                             2,994        2,663        2,095
           Deferred income tax expenses                                306          686          379
           Minority interests in earnings                               46          100           80
           Changes in current assets and current liabilities:
              Accounts receivable                                      582            5         (957)
              Inventories                                              438         (319)         297
              Other current assets                                      29          (88)        (111)
              Accounts payable, net of capital expenditures            (34)          11          (73)
              Other current liabilities                                428          (50)         291
           Other, net                                                    3          (23)          41
                                                                   -------      -------      -------
           Net cash provided by operating activities                 4,726        4,193        2,758
                                                                   -------      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                            (1,806)      (3,597)      (4,735)
    Purchase of minority interest                                       --           --         (146)
                                                                   -------      -------      -------
           Net cash used in investing activities                    (1,806)      (3,597)      (4,881)
                                                                   -------      -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Change in due to managing partner                               (2,920)        (595)       2,123
                                                                   -------      -------      -------
           Net cash (used in) provided by financing activities      (2,920)        (595)       2,123
                                                                   -------      -------      -------
INCREASE  IN CASH                                                       --            1           --

CASH AT BEGINNING OF YEAR                                                2            1            1
CASH AT END OF YEAR                                                $     2      $     2      $     1
                                                                   =======      =======      =======

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
    Cash payments for income taxes                                 $   347      $   791      $   261
                                                                   =======      =======      =======

                   The accompanying notes are an integral part
                       of these consolidated statements.

                  EASTERN NORTH CAROLINA CELLULAR JOINT VENTURE

                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

1. ORGANIZATION AND MANAGEMENT

      Eastern North Carolina Cellular Joint Venture (the "Joint Venture") was formed on July 10, 1990 and operates in accordance with the provisions of the Delaware Revised Uniform Limited Partnership Act. The Joint Venture provides cellular telephone services for the Jacksonville and Wilmington, North Carolina Metropolitan Statistical Areas ("MSAs").

      The partners and their respective ownership percentages as of December 31, 1997 were as follows:

            Managing General Partner:
                GTE Mobilnet of Eastern North Carolina Incorporated         50%
            General Partner:
                North Carolina Cellular Holding Corp.                       50%

      Effective September 27, 1996, Vanguard Cellular Systems, Inc. assigned its interest in the Joint Venture to a subsidiary, North Carolina Cellular Holding Corp.

      Effective January 22, 1996, W&J Metronet, Inc. changed its name to GTE Mobilnet of Eastern North Carolina Incorporated.

      The Joint Venture's ownership interest in the Wilmington, North Carolina MSA was 95.9% as of December 31, 1997 and 1996. The Joint Venture's ownership interest in the Jacksonville, North Carolina MSA was 95.6% as of December 31, 1997 and 1996.

      The managing partner is responsible for managing and operating the Joint Venture. The partners make capital contributions to, share in the operating results of and receive distributions from the Joint Venture in accordance with their respective ownership percentage.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      Revenue Recognition

      The Joint Venture earns service revenues primarily by providing access to the cellular network (access revenue) and for usage of the cellular network (airtime and toll revenues). Access revenues are recognized when earned. Airtime (including roaming) and toll revenues are recognized when the services are rendered. Other service revenues are recognized after services are performed and include activation and custom calling feature revenues. Equipment sales are recognized upon delivery of the equipment to the customer. Other revenues include landline call termination revenues and paging revenues, which are recognized when services are rendered.

      In 1996 and 1995, the Joint Venture also earned revenue by leasing its switch to an affiliate. In September 1996, the affiliate discontinued its switch sharing agreement with the Joint Venture. These revenues were based on a charge per port and are included in other revenues in the accompanying statements of operations. Refer to Note 4 for additional discussion of affiliated transactions.

      Operating Expenses

      Operating expenses include expenses incurred directly by the Joint Venture, as well as an allocation of area administrative expenses and other costs incurred by the managing partner or its affiliates. Refer to
      Note 4 for additional discussion of allocated and affiliated expenses.

      Customer Acquisition Costs

      The Joint Venture defers certain customer acquisition costs for approximately two weeks and recognizes these costs when the associated revenue stream begins. These deferred costs were $85 thousand and $169 thousand at December 31, 1997 and 1996, respectively, and are included in other current assets in the accompanying balance sheets.

      Advertising Costs

      The Joint Venture expenses the cost of advertising as incurred. Advertising expense was $701 thousand, $375 thousand and $413 thousand for 1997, 1996 and 1995, respectively, and is included as a component of sales and marketing expense in the accompanying statements of operations.

      Interest Expense, Net

      The statements of operations reflect total interest expense, net of interest expense capitalized during construction and interest income as follows (in thousands):

                                        1997       1996       1995
                                        -----      -----      -----

            Interest expense            $(394)     $(311)     $(299)
            Interest capitalized            4         40        115
            Interest income               241         36          4
                                        -----      -----      -----
            Interest expense, net       $(149)     $(235)     $(180)
                                        =====      =====      =====

      Interest expense and income include charges to the Joint Venture and its subsidiaries for funds advanced by the managing partner and credits to the Joint Venture and its subsidiaries for funds advanced to the managing partner. The interest rate on funds advanced to or from the Joint Venture is equivalent to the managing partner's incremental borrowing rate, which fluctuated between 5.44% and 5.80% in 1997, 5.44% and 6.07% in 1996 and 5.98% and 6.26% in 1995.

      Income Taxes

      A provision for income taxes is recorded on the subsidiary corporations of the Joint Venture relating to income of these corporations. The consolidated financial statements also include certain partnerships for which, according to the Internal Revenue Code and applicable state statutes, income and expenses are not separately taxable to the partnerships, but rather accrue directly to the partners. Accordingly, no provision for income taxes is made for such entities.

      Deferred income taxes are recorded using enacted tax law and rates for the years in which the taxes are expected to be paid. Deferred income taxes are provided for items when there is a temporary difference in recording such items for financial reporting and income tax reporting.

      Inventories

      Inventories include cellular telephones, pagers and accessories held for sale and are valued at the lower of cost or market. Cost is determined using the specific identification method. Inventories are net of reserves for obsolescence.

      Property and Equipment

      Property and equipment are recorded at cost. The Joint Venture records depreciation using the straight-line method over the estimated useful lives of the assets, which are primarily twenty years for buildings and towers, seven to ten years for cell and switching equipment and three to five years for furniture and fixtures and other equipment. When property is retired, the cost of the property and the related accumulated depreciation are removed from the balance sheet and any gain or loss on the transaction is included in income.

      Assets under construction represent costs incurred for the construction of cell sites and include, if applicable, capitalized interest. When these assets are placed in service, the costs are recorded to the appropriate property and equipment accounts and depreciation begins. Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $1,927 thousand, $1,596 thousand and $1,028 thousand.

      Other Assets, Net

      Other assets, net, consist primarily of deferred cellular license costs, which represent the fair value of the cellular market ownership interest contributed to the Joint Venture by the partners, which is being amortized over forty years.

      Long-Lived Assets

      The Joint Venture periodically reviews the values assigned to long-lived assets, such as cellular license costs and property and equipment, to determine whether any impairments exist that are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

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

      Although the Joint Venture attempts to maintain multiple vendors for each required product, its inventory and equipment, which are important components of its operations, are each currently acquired from only a few sources. If the suppliers are unable to meet the Joint Venture's needs as it builds out its network infrastructure and sells service and equipment, delays and increased costs in the expansion of the Joint Venture's network infrastructure or losses of potential customers could result, which would adversely affect operating results.

3. COMMITMENTS AND CONTINGENCIES

      Leases

      The Joint Venture leases office space and network sites under long-term operating leases. These leases have options for renewal with provisions for increased rent upon renewal. Rent expense for the years ended December 31, 1997, 1996 and 1995 was $355 thousand, $288 thousand and $190 thousand, respectively, and is included in sales and marketing costs, operation support costs, network costs and general and administrative costs in the accompanying statements of operations.

      As of December 31, 1997, future minimum lease payments under noncancelable operating leases with initial or remaining periods in excess of one year were as follows (in thousands):

            1998                                                   $    276
            1999                                                        270
            2000                                                        266
            2001                                                        161
            2002                                                        110
            Subsequent years                                            272
                                                                   --------
                       Total                                       $  1,355
                                                                   ========

      Contingencies

      In July 1997, a class action lawsuit was filed on behalf of all former and present GTE cellular subscribers nationwide. The plaintiffs claim that GTE committed fraud by its practice of charging for airtime in full minute increments. The complaint alleges violations of federal RICO laws, fraud, and violation of Florida's Unfair and Deceptive Trade Practices Act. The plaintiffs seek to maintain the suit as class action and request compensatory damages, treble damages, injunctive relief, costs and attorneys' fees.

      The ultimate outcome of the preceding litigation cannot be determined at the present time. Accordingly, no provision for any liability that might result from this matter has been made in the accompanying financial statements.

      The Joint Venture and managing partner face exposure from actual and potential claims and legal proceedings arising in the normal course of business. As of December 31, 1997, the managing partner is not aware of any other asserted or pending litigation or claims that could potentially have a material adverse effect on the Joint Venture's financial position or results of operations.

4. RELATED-PARTY TRANSACTIONS

      All transactions of the Joint Venture are authorized by the managing partner. Many management and administrative services are performed by an affiliated service corporation (the "Service Corporation") and GTE Wireless Incorporated. Services provided to the Joint Venture include support in major functional areas, such as accounting, information and cash management, human resources, legal, marketing, technology planning, billing and customer care. In accordance with a management agreement, only certain area costs that are attributable to these support functions are included in sales and marketing costs, operation support costs, network costs and general and administrative costs. Costs allocated to the Joint Venture for these services were $1,076 thousand, $1,534 thousand and $1,254 thousand in 1997, 1996 and 1995, respectively.

      Amounts paid by the Joint Venture to the Service Corporation for inventory purchases, net of transfers, amounted to $1,160 thousand, $1,497 thousand and $1,463 thousand in 1997, 1996 and 1995, respectively.

      The managing partner either advances funds to or borrows funds from the Joint Venture and its subsidiaries. Funds advanced to the Joint Venture are used to cover construction and working capital requirements. The advances and borrowings are netted and are reflected in due to managing partner in the accompanying balance sheets. Interest is calculated on this balance as described in Note 2.

      Prior to September 1996, the Joint Venture recorded revenue from an affiliate for use of its switch. This revenue amounted to $209 thousand and $254 thousand in 1996 and 1995, respectively.

      The Joint Venture makes payments to an affiliate of the managing partner for construction of cell sites and other system property. The amounts capitalized were $376 thousand and $371 thousand in 1997 and 1996, respectively, and are included in assets under construction and other property and equipment.

      The Joint Venture purchases roamer administration, advertising and other operating services from affiliates whose business is the provision of such services. The managing partner believes the cost of these services to the Joint Venture of $414 thousand, $145 thousand and $154 thousand in 1997, 1996 and 1995, respectively, was equivalent to the cost charged by the affiliates to any of their customers.

5. INCOME TAXES

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as tax credit and loss carryforwards. The significant components of the Joint Venture's deferred tax assets and liabilities at December 31, 1997 and 1996 were as follows (in thousands):

                                                            1997       1996
                                                           ------     ------

            Deferred tax assets:
                Loss carryforwards                         $  270     $  414
                AMT credit carryforwards                      844        667
                Provision for bad debts                        63         85
                Postretirement and other benefits              30         29
                Other                                         176         37
                                                           ------     ------
                          Total deferred tax assets         1,383      1,232
            Deferred tax liabilities:
                Accelerated depreciation                    2,490      2,033
                                                           ------     ------
                          Net deferred tax liabilities      1,107        801
            Deferred tax asset--current                        75         92
                                                           ------     ------
            Deferred tax liability--noncurrent             $1,182     $  893
                                                           ======     ======

      The federal net operating loss carryforwards expire from 2003 to 2009 unless utilized. All state net operating loss carryforwards were utilized as of December 31, 1997. The alternative minimum tax ("AMT") credit carryforwards do not expire. Based on recent operating results, no valuation allowance has been recorded as of December 31, 1997. Although realization is not assured, management believes it is more likely than not that the related deferred tax assets will be realized through future taxable earnings.

      The provision for income taxes consists of the following (in thousands):

                                                 1997        1996        1995
                                               -------     -------      -------

            Current taxes                      $   410     $   866      $   771
            Deferred taxes                         306         686          379
            Reversal of valuation allowance         --        (166)        (365)
                                               -------     -------      -------
            Provision for income taxes         $   716     $ 1,386      $   785
                                               =======     =======      =======

      A reconciliation of the income tax provision computed at the statutory tax rate to the Joint Venture's effective tax rate is as follows for the years ended December 31, 1997, 1996 and 1995:

                                                        1997     1996     1995
                                                        -----    -----    -----

      Income tax provision at the statutory rate         35.0%    35.0%    35.0%
      FCC license amortization                           57.4     14.4     24.9
      State income taxes, net of U.S. federal benefit    13.8      8.1      5.0
      Minority interests                                  4.6      2.2      2.1
      Other taxes                                          --       --      4.8
      Other, net                                         (0.6)     0.1      4.8
      Reduction in valuation allowance                     --     (6.4)   (24.3)
                                                        -----    -----    -----
      Provision for income tax                          110.2%    53.4%    52.3%
                                                        =====    =====    =====

6. SUBSEQUENT EVENT

      In March 1998, North Carolina Cellular Holding Corp. entered into an agreement with United States Cellular to sell its interest in the cellular operations of the Wilmington and Jacksonville, North Carolina MSAs.

Inter*Act

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To INTER*ACT SYSTEMS, INCORPORATED:

     We have audited the accompanying consolidated balance sheets of Inter*Act Systems, Incorporated (a North Carolina corporation) and Subsidiaries as of December 31, 1997 and December 31, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1997, the three month period ended December 31, 1996 and the fiscal years ended September 28, 1996 and September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inter*Act Systems, Incorporated and Subsidiaries as of December 31, 1997 and December 31, 1996, and the results of their operations and their cash flows for the year ended December 31, 1997, the three month period ended December 31, 1996 and the fiscal years ended September 28, 1996 and September 30, 1995, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

New York, New York
March 17, 1998

Inter*Act

                         INTER*ACT SYSTEMS, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,      DECEMBER 31,
                                                                                        1997              1996
                                                                                    ------------      ------------
                                                                                     (IN THOUSANDS, EXCEPT SHARE
                                                                                                DATA)
                                     ASSETS
Current assets:
     Cash and cash equivalents...................................................     $ 45,211          $ 88,306
     Receivables, net............................................................          813               617
     Other current assets........................................................        3,067               807
                                                                                    ------------      ------------
          Total current assets...................................................       49,091            89,730
Property, plant and equipment, net...............................................       26,900            11,690
Bond issuance costs, net.........................................................        3,302             3,720
Patents, licenses and trademarks, net............................................        1,687               227
Other noncurrent assets..........................................................           43               398
                                                                                    ------------      ------------
          Total assets...........................................................     $ 81,023          $105,765
                                                                                    ------------      ------------
                                                                                    ------------      ------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable............................................................     $  3,204          $  1,243
     Accrued expenses............................................................        6,870             1,778
     Deferred revenue............................................................          539               479
                                                                                    ------------      ------------
          Total current liabilities..............................................       10,613             3,500
Long-term debt, net of discount..................................................       91,406            76,866
Other noncurrent liabilities.....................................................       --                   292
                                                                                    ------------      ------------
          Total liabilities......................................................      102,019            80,658
                                                                                    ------------      ------------
Common stock purchase warrants...................................................       27,436            24,464
                                                                                    ------------      ------------
Stockholders' equity (deficit):
     Preferred stock, no par value, authorized 5,000,000 shares; none
       outstanding...............................................................       --                --
     Common stock, no par value, authorized 20,000,000 shares; 7,728,555, and
       7,668,555 shares issued and outstanding at December 31, 1997 and December
       31, 1996, respectively....................................................       28,251            27,651
       Additional paid-in capital................................................          768               768
     Deferred compensation.......................................................         (570)             (723)
     Cumulative translation adjustments..........................................          (14)           --
     Accumulated deficit.........................................................      (76,867)          (27,053)
                                                                                    ------------      ------------
          Total stockholders' equity (deficit)...................................      (48,432)              643
                                                                                    ------------      ------------
          Total liabilities and stockholders' equity (deficit)...................     $ 81,023          $105,765
                                                                                    ------------      ------------
                                                                                    ------------      ------------

 The accompanying notes are an integral part of these consolidated statements.

Inter*Act

                         INTER*ACT SYSTEMS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       THREE MONTH
                                                                          PERIOD             FISCAL YEAR ENDED
                                                        YEAR ENDED        ENDED        ------------------------------
                                                       DECEMBER 31,    DECEMBER 31,    SEPTEMBER 28,    SEPTEMBER 30,
                                                           1997            1996            1996             1995
                                                       ------------    ------------    -------------    -------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Gross sales.........................................     $  1,672        $    408        $     492         $   255
     Less: Retailer reimbursements..................         (964)           (240)            (287)           (144)
                                                       ------------    ------------    -------------    -------------
          Net sales.................................          708             168              205             111
                                                       ------------    ------------    -------------    -------------
Operating expenses:
     Direct costs...................................        5,784             939            2,298             903
     Selling, general and administrative expenses...       26,352           3,077            6,911           3,391
     Depreciation and amortization of intangibles...        3,934             468              821             191
                                                       ------------    ------------    -------------    -------------
          Total operating expenses..................       36,070           4,484           10,030           4,485
                                                       ------------    ------------    -------------    -------------
Operating loss......................................      (35,362)         (4,316)          (9,825)         (4,374)
                                                       ------------    ------------    -------------    -------------
Other income (expense)
     Interest income................................        3,892           1,249            1,009              35
     Interest expense...............................      (18,033)         (4,263)          (2,743)           (187)
     Other expense..................................         (301)         --              --               --
                                                       ------------    ------------    -------------    -------------
          Total other expense.......................      (14,442)         (3,014)          (1,734)           (152)
                                                       ------------    ------------    -------------    -------------
Income (loss) before income taxes...................      (49,804)         (7,330)         (11,559)         (4,526)
Income taxes........................................          (10)         --              --               --
                                                       ------------    ------------    -------------    -------------
     Net loss.......................................     $(49,814)       $ (7,330)       $ (11,559)        $(4,526)
                                                       ------------    ------------    -------------    -------------
                                                       ------------    ------------    -------------    -------------
Per share information:
Net loss per common share:
     Basic..........................................     $  (6.48)       $  (0.96)       $   (1.91)        $ (1.27)
                                                       ------------    ------------    -------------    -------------
                                                       ------------    ------------    -------------    -------------
     Diluted........................................     $  (6.48)       $  (0.96)       $   (1.91)        $ (1.27)
                                                       ------------    ------------    -------------    -------------
                                                       ------------    ------------    -------------    -------------
Common shares used in computing per share amounts:
     Basic..........................................        7,692           7,669            6,038           3,556
                                                       ------------    ------------    -------------    -------------
                                                       ------------    ------------    -------------    -------------
     Diluted........................................        7,692           7,669            6,038           3,556
                                                       ------------    ------------    -------------    -------------
                                                       ------------    ------------    -------------    -------------

 The accompanying notes are an integral part of these consolidated statements.

Inter*Act

                         INTER*ACT SYSTEMS, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       THREE MONTH
                                                                          PERIOD             FISCAL YEAR ENDED
                                                        YEAR ENDED        ENDED        ------------------------------
                                                       DECEMBER 31,    DECEMBER 31,    SEPTEMBER 28,    SEPTEMBER 30,
                                                           1997            1996            1996             1995
                                                       ------------    ------------    -------------    -------------
                                                                               (IN THOUSANDS)

Cash flows from operating activities:
    Net loss........................................     $(49,814)       $ (7,330)       $ (11,559)        $(4,526)
    Items not affecting cash and cash equivalents:
        Depreciation and amortization of intangible
          assets....................................        3,934             468              821             191
        Loss on disposal of assets..................        1,097          --                   74              10
        Non-cash interest on discounted bonds.......       17,972           4,217            2,626          --
        Equity in earnings of affiliate, net........          301          --              --               --
        Other items, net............................          319              38              381          --
    Changes in working capital:
        Receivables, net............................         (196)           (373)            (169)            (59)
        Accounts payable and accrued expenses.......        6,416           1,038            1,208             588
        Other current assets........................       (2,260)           (866)            (255)            (45)
        Deferred revenues...........................           60             250              207              22
                                                       ------------    ------------    -------------    -------------
            Net cash used in operating activities...      (22,171)         (2,558)          (6,666)         (3,819)
                                                       ------------    ------------    -------------    -------------
Cash flows from investing activities:
        Expenditures for property, plant and
          equipment.................................      (20,110)         (2,584)          (8,739)         (1,702)
        Proceeds from disposal of assets............       --              --                   57          --
        Patent acquisition costs....................         (800)         --              --               --
                                                       ------------    ------------    -------------    -------------
            Net cash used in investing activities...      (20,910)         (2,584)          (8,682)         (1,702)
                                                       ------------    ------------    -------------    -------------
Cash flows from financing activities:
        Net proceeds from issuance of 14% Senior
          Notes.....................................       --              --               90,865          --
        Long-term debt repayments...................       --                 (32)             (20)         --
        Proceeds from common stock issuance, net....       --              --               18,256           5,033
        Net amount due to stockholders..............       --              --              --                  148
        Net amount due (from) to related parties....       --              --                 (339)            200
                                                       ------------    ------------    -------------    -------------
            Net cash (used in) provided by financing
              activities............................       --                 (32)         108,762           5,381
                                                       ------------    ------------    -------------    -------------
Foreign exchange effects on cash and cash
  equivalents.......................................          (14)         --              --               --
                                                       ------------    ------------    -------------    -------------
Net (decrease) increase in cash and cash
  equivalents.......................................      (43,095)         (5,174)          93,414            (140)
Cash and cash equivalents at beginning of period....       88,306          93,480               66             206
                                                       ------------    ------------    -------------    -------------
Cash and cash equivalents at end of period..........     $ 45,211        $ 88,306        $  93,480         $    66
                                                       ------------    ------------    -------------    -------------
                                                       ------------    ------------    -------------    -------------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest........................................     $     39        $     10        $      94         $    79
                                                       ------------    ------------    -------------    -------------
                                                       ------------    ------------    -------------    -------------
Supplemental disclosures of non-cash investing and
  financing activities:
    Deferred compensation related to stock options
      granted.......................................     $ --            $ --            $     768         $--
                                                       ------------    ------------    -------------    -------------
                                                       ------------    ------------    -------------    -------------
    Issuance of common stock in consideration of
      certain obligations...........................     $    600        $ --            $   2,141         $--
                                                       ------------    ------------    -------------    -------------
                                                       ------------    ------------    -------------    -------------
    Issuance of common stock purchase warrants in
      connection with the issuance of 14% Senior
      Notes.........................................     $  2,972        $     --        $  24,464         $    --
                                                       ------------    ------------    -------------    -------------
                                                       ------------    ------------    -------------    -------------

 The accompanying notes are an integral part of these consolidated statements.

Inter*Act

                         INTER*ACT SYSTEMS, INCORPORATED
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                                  TOTAL
                               COMMON STOCK       ADDITIONAL                                   CUMULATIVE     STOCKHOLDERS'
                             -----------------     PAID-IN        DEFERRED      ACCUMULATED    TRANSLATION       EQUITY
                             SHARES    AMOUNT      CAPITAL      COMPENSATION      DEFICIT      ADJUSTMENTS      (DEFICIT)
                             ------    -------    ----------    ------------    -----------    -----------    -------------
                                                                     (IN THOUSANDS)

Balance at September 30,
  1994....................   2,917     $2,222       -$-            $--           $  (3,638)       $--           $  (1,416)
    Issuance of common
      stock...............   1,032      5,172       --             --               --                              5,172
    Forfeiture of common
      stock...............     (18)      (140)      --             --               --                               (140)
    Net loss..............    --         --         --             --               (4,526)                        (4,526)
                             ------    -------      -----           -----       -----------         ---       -------------
Balance at September 30,
  1995....................   3,931      7,254       --             --               (8,164)       --                 (910)
    Issuance of common
      stock...............   3,329     18,311       --             --               --            --               18,311
    Conversion of certain
      obligations to
      common stock........     409      2,086       --             --               --            --                2,086
    Deferred Compensation
      related to stock
      options granted.....    --         --           768            (768)          --            --              --
    Amortization of
      deferred
      compensation........    --         --         --                  6           --            --                    6
    Net loss..............    --         --         --             --              (11,559)       --              (11,559)
                             ------    -------      -----           -----       -----------         ---       -------------
Balance at September 28,
  1996....................   7,669     27,651         768            (762)         (19,723)       --                7,934
    Amortization of
      deferred
      compensation........    --         --         --                 39           --            --                   39
    Net loss..............    --         --         --             --               (7,330)       --               (7,330)
                             ------    -------      -----           -----       -----------         ---       -------------
Balance at December 31,
  1996....................   7,669     27,651         768            (723)         (27,053)       --                  643
    Issuance of common
      stock...............      60        600       --             --               --            --                  600
    Amortization of
      deferred
      compensation........    --         --         --                153           --            --                  153
    Translation
      Adjustment..........    --         --         --             --                               (14)              (14)
    Net loss..............    --         --         --             --              (49,814)          --           (49,814)
                             ------    -------      -----           -----       -----------         ---       -------------
Balance at December 31,
  1997....................   7,729     $28,251       $768          $ (570)       $ (76,867)       $ (14)        $ (48,432)
                             ------    -------      -----          ------       -----------       -----       -------------
                             ------    -------      -----          ------       -----------       -----       -------------

 The accompanying notes are an integral part of these consolidated statements.

Inter*Act

                         INTER*ACT SYSTEMS, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTH PERIOD ENDED DECEMBER 31,
 1996 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

1. BUSINESS DESCRIPTION

     Inter*Act Systems, Incorporated (the 'Company') is one of the nation's largest in-store operators of customer-interactive electronic marketing systems. The Company's patented technologies enable consumer products manufacturers ('Manufacturers') and supermarket retailers ('Retailers') to offer shopper-specific purchase incentives and messages to customers moments before shopping begins. The Company's proprietary system, called the Inter*Act Loyalty Network'tm' ('ILN'), utilizes patented, multimedia touch-screen terminals, or Smart Kiosks'tm', located in the entrance area of retail grocery stores. These terminals are connected to each store's point-of-sale scanning system which allows the electronic promotions to be immediately redeemed at the check-out. This fully automated process virtually eliminates misredemption and fraud associated with paper coupons, estimated by industry sources to cost manufacturers hundreds of millions of dollars per year.

     Certain factors could affect Inter*Act's actual future financial results. These factors include: (i) the Company's limited operating history, significant losses, accumulated deficit and expected future losses, (ii) the dependence of the Company on its ability to establish, maintain and expand relationships with manufacturers to promote brands on the ILN and the uncertainty of market acceptance for the ILN, (iii) the uncertainty as to whether the Company will be able to manage its growth effectively, (iv) the early stage of the Company's products and services and technical and other problems that the Company has experienced and may experience, (v) risks related to the Company's substantial leverage and debt service obligations, (vi) the Company's dependence on third parties such as those who manufacture ILN terminals, (vii) the intensely competitive nature of the consumer product and promotional industry and (viii) risks that the Company's rights related to patents, proprietary information and trademarks may not adequately protect its business, and (ix) the possible inability of new management to perform their respective roles and the possible conflicts of interest of the Company's directors, officers and principal shareholders in certain transactions with the Company.

     From inception to December 31, 1997, the Company has had minimal revenues, incurred recurring losses and experienced negative operating cash flow and there is no assurance that the product the Company has developed will achieve success in the marketplace. The Company intends to raise additional equity or debt capital to fund its ongoing 1998 and 1999 expansion plans. In addition, the Company has received several multi-year equipment leasing proposals from equipment manufacturers for future purchases of ILN equipment. There is no assurance that such additional capital or equipment financing can be obtained. In the event that such additional financing is not obtained, the Company believes that existing cash and cash equivalents, along with reduced or delayed operating and capital expenditures, will be sufficient to meet the Company's operating requirements into the first quarter of 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The financial statements include the consolidated accounts of the Company and its wholly and majority-owned subsidiaries: Network Licensing, Inc. ('NLI'), Inter*Act International Holdings, Inc. ('Inter*Act International'), Inter*Act Holdings, Ltd., ('Inter*Act Holdings') and Inter*Act U.K. Ltd. ('Inter*Act U.K.'). Inter*Act International, Inter*Act Holdings and Inter*Act U.K. were incorporated during 1997. All intercompany accounts and transactions have been eliminated in consolidation.

FISCAL YEAR

     On February 13, 1997, the Company elected to change its fiscal year end from the last Saturday in September to December 31, effective December 31, 1996. The Company's 1996 and 1995 fiscal years

Inter*Act

                         INTER*ACT SYSTEMS, INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTH PERIOD ENDED DECEMBER 31,
 1996 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

ended on the Saturday closest to September 30. The financial statements for fiscal 1996 and 1995 each contain activity for fifty-two weeks.

REVENUE RECOGNITION

     The Company recognizes revenue as electronic discounts are redeemed at store cash registers. Manufacturers pay a fee to the Company for each redemption. The fee is composed of 1) a retailer processing fee, 2) a redemption fee and 3) the face value of the coupon. The Company, in turn, passes through both the retailer processing fee, which is included in direct operating expenses, and the face value of the coupon to the Retailer, while retaining the redemption fee. The Company records as net sales the redemption fee and the retailer processing fee paid by the Manufacturers. Certain Manufacturers pay the Company in advance for a portion of anticipated redemptions, and these amounts are recorded as deferred revenue until earned through redemptions.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents, which at December 31, 1997 and December 31, 1996 were primarily comprised of money market funds and overnight repurchase agreements, are stated at cost, which approximates market value. Highly liquid investments with original maturities of three months or less are considered cash equivalents.

RECEIVABLES, NET

     Accounts receivable included in current assets are stated net of allowances for doubtful accounts of approximately $30,000 and $10,000 at December 31, 1997 and at December 31, 1996, respectively. The Company recorded approximately $30,000 and $10,000 for bad debt expense for the year ended December 31, 1997 and the three month period ended December 31, 1996, respectively. The Company did not record an allowance for doubtful accounts or bad debt expense for the fiscal years ended September 28, 1996 or September 30, 1995.

PROPERTY, PLANT AND EQUIPMENT

     Depreciation is generally provided on the straight-line method for financial reporting purposes over the estimated useful lives of the underlying assets. Machinery and equipment are depreciated over a period ranging from 3 to 5 years and leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated useful life of the improvements, whichever is shorter. In-store machinery and equipment are depreciated over five years. Repairs and maintenance are charged to expense as incurred.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs incurred by the Company are included in selling, general and administrative expenses. Such costs for the year ended December 31, 1997, the three month period ended December 31, 1996 and the fiscal years ended September 28, 1996 and September 30, 1995 were $646,000, $121,000, $800,000 and $623,000, respectively.

BOND ISSUANCE COSTS

     Bond issuance costs incurred by the Company are costs associated with a private placement offering of 14% Senior Discount Notes during fiscal 1996 (the 'Private Placement') (See Note 6) and are being amortized over seven years using the effective interest rate method. Accumulated

Inter*Act

                         INTER*ACT SYSTEMS, INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTH PERIOD ENDED DECEMBER 31,
 1996 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

amortization was $633,000 and $169,000 at December 31, 1997 and at December 31, 1996, respectively. The Company recorded amortization expense on the bond issuance costs of $464,000, $102,000 and $67,000 for the year ended December 31, 1997, the three month period ended December 31, 1996 and the fiscal year ended September 28, 1996, respectively.

PATENTS, LICENSES AND TRADEMARKS

     Acquisition costs for patents, licenses and trademarks and legal fees incurred for the improvement and protection of the Company's patents, licenses and trademarks have been deferred and are being amortized over fifteen years or the remaining life of the patent, license or trademark, whichever is less, using the straight-line method. Accumulated amortization was $95,000 and $34,000 at December 31, 1997 and December 31, 1996, respectively. The Company recorded amortization expense of $131,000, $10,000, $22,000 and $2,000 for the year ended December 31, 1997, the three month period ended December 31, 1996 and the fiscal years ended September 28, 1996 and September 30, 1995, respectively.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of foreign entities have been translated using the exchange rates in effect at the balance sheet dates. Results of operations of foreign entities are translated using the average exchange rates prevailing throughout the period. Local currencies are considered functional currencies of the Company's foreign operating entities. Translation effects are accumulated as part of the cumulative foreign translation adjustment in equity. Gains and losses from foreign currency transactions are included in net loss for the period. The Company did not incur material foreign exchange gains or losses during any period presented. The Company has not entered into any derivative transactions to hedge foreign currency exposure.

LONG-LIVED ASSETS

     Statement of Financial Accounting Standards ('SFAS') No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,' requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. The adoption of SFAS No. 121 in the three-month period ended December 31, 1996 did not have a material effect on the Company's results of operations, cash flows or financial position.

INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, 'Accounting for Income Taxes.' SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes. It also requires the company to adjust its deferred tax balances in the period of enactment for the effect of enacted changes in tax rates and to provide a valuation allowance against such deferred tax assets that are not, more likely than not, to be realized.

STOCK-BASED COMPENSATION

     During the three month period ended December 31, 1996, the Company adopted the provisions of SFAS No. 123, 'Accounting for Stock-Based Compensation,' by continuing to apply the provisions of Accounting Principles Board ('APB') Opinion No. 25, 'Accounting for Stock Issued to Employees,' while providing the required pro forma disclosures as if the fair value method had been applied. (See Note 13)

Inter*Act

                         INTER*ACT SYSTEMS, INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTH PERIOD ENDED DECEMBER 31,
 1996 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

NET LOSS PER SHARE

     Effective December 31, 1997, the Company adopted SFAS No. 128, 'Earnings Per Share.' (See Note 9.) In accordance with SFAS No. 128, net loss per common share amounts ('basic EPS') were computed by dividing net loss by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluded any potential dilution. Net loss per common share amounts -- assuming dilution ('diluted EPS') were computed by reflecting potential dilution from the exercise of stock options and warrants. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Net loss per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128; however, the result of that restatement was not material. In all periods presented, the impact of stock options and warrants was anti-dilutive.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets (specifically with respect to the lives of in-store machinery and equipment) and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain prior year financial statement amounts have been reclassified to conform with the current year presentation.

3. PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment consisted of the following (in thousands):

                                                                DECEMBER 31,      DECEMBER 31,
                                                                    1997              1996
                                                                ------------      ------------
Land and buildings...........................................     $     77          $     16
                                                                ------------      ------------
Machinery and equipment
     In-Store................................................       28,383            11,286
     Other...................................................        3,067             1,784
                                                                ------------      ------------
     Total machinery and equipment...........................       31,450            13,070
                                                                ------------      ------------
                                                                    31,527            13,086
Less: accumulated depreciation...............................       (4,627)           (1,396)
                                                                ------------      ------------
Property, plant and equipment, net...........................     $ 26,900          $ 11,690
                                                                ------------      ------------
                                                                ------------      ------------

Depreciation expense was approximately $3.8 million, $456,000, $786,000 and $180,000 for the year ended December 31, 1997, the three month period ended December 31, 1996 and the fiscal years ended September 28, 1996 and September 30, 1995, respectively.

4. LEASES

     The Company leases office facilities and equipment under various operating lease agreements expiring through year 2002. Future minimum lease payments under noncancelable operating leases at December 31, 1997 were as follows:

Inter*Act

                         INTER*ACT SYSTEMS, INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTH PERIOD ENDED DECEMBER 31,
 1996 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

                                      OPERATING
                                        LEASES
                                    --------------
                                    (IN THOUSANDS)
1998.............................       $  911
1999.............................          932
2000.............................          330
2001.............................           99
2002.............................           11
                                       -------
                                        $2,283
                                       -------
                                       -------

Rent expense of $383,000, $57,000, $222,000 and $219,000 was recognized for the year ended December 31, 1997, the three month period ended December 31, 1996 and the fiscal years ended September 28, 1996 and September 30, 1995, respectively, and is included in selling, general and administrative expenses.

5. RELATED PARTY TRANSACTIONS

     On April 14, 1993, the Company entered into an agreement with Clearing Systems, Inc. ('CSI'), a Delaware corporation, whereby approximately 817,000 shares of the Company's common stock were exchanged for certain assets, consisting primarily of acquired technology and research and development, at the then estimated fair market value of $612,000, and assumption of certain liabilities of CSI. The agreement provided that CSI would consult on matters pertaining to the Company's technology, vendor relations, customer contacts and strategic planning and be paid a fee when, and if, the Company installed 50 ILN terminals or achieved $1,000,000 in revenues. During December 1995, in anticipation of the Company's limited cash resources, the parties amended the consulting agreement to provide that CSI would receive a $375,000 note, convertible into shares of the Company's common stock at a rate of $5.50 per share and bearing interest at the rate of 8.5% per annum, in satisfaction of the amounts due under the consulting agreement. The Company has paid $138,500 of the note and the remaining portion of $236,500 is due December 28, 1998. The entire consulting fee of $375,000 was recorded as an expense during the fiscal year ended September 28, 1996.

     The Company is party to various agreements with Vanguard Cellular Financial Corp. (together with its subsidiaries, 'Vanguard'). As of December 31, 1997, Vanguard has beneficial ownership of approximately 3.1 million shares of common stock of the Company and holds 18,000 units issued in the Private Placement (See Note 6). Stephen R. Leeolou, Chairman and Chief Executive Officer of the Company, is also co-founder and Co-Chief Executive Officer of Vanguard.

     On June 17, 1996, the Company entered into a management consulting agreement with Vanguard for a period of two years. Under the agreement, Vanguard will assist the Company in developing accounting, human resources, information management, legal compliance, sales training, research and development, business development and operations procedures, systems and programs. For services rendered under the agreement, the Company issued 10,000 shares of its common stock upon execution of the agreement and issued 10,000 shares in June 1997. In addition, the Company will reimburse Vanguard for any expenses incurred in the course of providing consulting services. This agreement terminated the previous consulting agreements dated January 30, 1996, the Company had with Vanguard. Under the January 30, 1996 agreement, Vanguard was to provide one of its executive employees to serve in the role of Chief Operating Officer (the 'COO') of the Company and to provide other consulting services as necessary. All expenses, including related compensation expenses of such individuals based on time rendered on the Company's activities, would be paid by the Company. This agreement was terminated upon execution of the management consulting agreement with Vanguard on June 17, 1996. The Company has paid Vanguard under such consulting agreements, approximately

Inter*Act

                         INTER*ACT SYSTEMS, INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTH PERIOD ENDED DECEMBER 31,
 1996 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

$218,000, $42,000 and $29,000 during the year ended December 31, 1997, the three month period ended December 31, 1996 and the fiscal year ended September 28, 1996, respectively.

     In May 1995, the Company issued 400,000 shares of common stock to Vanguard at a Purchase price of $5.00 per share. In connection with this issuance, Vanguard also received a warrant (the 'Vanguard Warrant') to purchase up to an additional 400,000 shares of the Company's common stock at the agreed-upon fair market value of such stock at the time of exercise. This warrant agreement contains an anti-dilution clause which provides for adjustments to the number of shares eligible to be purchased to maintain the number of shares at approximately 10.3% of the Company's outstanding common stock. The warrant expires on the earlier of (i) May 5, 2005 or (ii) the consummation of an initial public offering by the Company. The terms of the Vanguard Warrant were restructured immediately prior to the consummation of the private placement transaction (see Note 7) to provide that Vanguard has the right to buy 900,113 shares at any time before May 5, 2005 at $23.50 per share, which was, in the opinion of management, the fair market value of the related common stock at the date of restructuring. The restructured Vanguard Warrant also provides that Vanguard may pay the exercise price either in cash or, if the fair market value of the common stock at the time of exercise is greater than the exercise price, by surrendering any unexercised portion of the Vanguard Warrant and receiving the number of shares equal to (i) the excess of fair market value per share at the time of exercise over the exercise price per share multiplied by (ii) the number of shares surrendered.

     On May 5, 1995, the Company entered into a Registration Rights Agreement with Vanguard relating to certain warrants and shares of common stock of the Company owned by Vanguard. The agreement provides that Vanguard may at any time after six months from the date the first registration statement filed by the Company under the Securities Act of 1933 becomes effective, request the Company to effect the registration of certain securities held by Vanguard as expeditiously as may be practicable. However, the Company is entitled to decline such request, if, in the Company's judgment, such demand registration would not be in the Company's best interest. The Company may only decline such request once and will only be effective for a three-month period. In addition, the agreement allows Vanguard certain piggyback registration rights on any security offerings the Company may undertake, provided, however, the Company's underwriter determines, in their sole discretion, such shares will not jeopardize the success of the proposed offering by the Company. The agreement terminates the earlier of five years from date of the Company's first registration statement becomes effective or such time as Vanguard may sell its securities pursuant to Rule 144 under the Securities Act.

6. LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                   DECEMBER 31,    DECEMBER 31,
                                                                       1997            1996
                                                                   ------------    ------------

14% Senior Discount Notes(1)....................................     $ 91,406        $ 76,866
Less: Current portion of long-term debt.........................       --              --
                                                                   ------------    ------------
          Total long-term debt..................................     $ 91,406        $ 76,866
                                                                   ------------    ------------
                                                                   ------------    ------------

------------

(1) In August 1996, the Company, through the Private Placement, issued 142,000 units, each consisting of a 14% senior discount note due 2003 (collectively, the 'Notes') with a principal amount at maturity of $1,000 and a warrant to purchase 7.334 shares (adjusting to 9.429 shares at September 30, 1997 if the Company did not complete a qualified initial public offering of common stock by that date) of common stock of the Company at $.01 per share. The gross proceeds of $94.8

                                              (footnotes continued on next page)

Inter*Act

                         INTER*ACT SYSTEMS, INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTH PERIOD ENDED DECEMBER 31,
 1996 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

(footnotes continued from previous page)

    million were allocated by the Company to the value of the warrants of approximately $24.5 million and to the discounted notes of approximately $70.2 million. Expenses of the offering of approximately $3.8 million were capitalized as bond issuance costs and are being amortized over the remaining term of the Notes. The Company did not complete a qualified initial public offering of common stock by September 30, 1997; therefore, the Company recorded additional common stock purchase warrants of $3.0 million reflecting the valuation of an additional 297,490 shares, or 2.095 shares issuable per warrant.

     No cash interest will be payable on the Notes prior to February 1, 2000. The Notes will accrue cash interest at a rate of 14% per annum, commencing on August 1, 1999, payable semi-annually on February 1 and August 1 of each year commencing on February 1, 2000. The debt discount related to the difference between the face value of the notes ($142 million) and the proceeds of the Private Placement ($94.8 million) is being accreted over the period to August 1, 1999. The debt discount related to the portion of the Private Placement allocated to the value of the warrants ($27.4 million, $24.5 million and $24.5 million at December 31, 1997, December 31, 1996 and September 30, 1996, respectively) is being accreted over the full term of the Notes to August 1, 2003. Interest expense on the notes, including the accretion of debt discount and amortization of issuance costs, is being recognized at a constant rate of interest over the life of the Notes. Discount accretion of $17.5 million, $4.1 million and $2.6 million and amortization of bond issuance costs of approximately $464,000, $102,000 and $67,000 have been recognized as interest expense during the year ended December 31, 1997, the three month period ended December 31, 1996 and the fiscal year ended September 28, 1996, respectively. If additional funds are raised through debt financing, such financing will increase the financial leverage of the Company and earnings would be reduced by the associated interest expense. There is no assurance that the Company will be able to meet its financial obligations under the Notes or other commitments.

7. COMMON STOCK

     During the year ended December 31, 1997, the Company issued 60,000 shares of Common Stock, 50,000 shares for partial consideration in the acquisition of a patent and 10,000 shares issued pursuant to the management service agreement the Company has with Vanguard. (See Note 5) The issuance of such shares was recorded at $10.00 per share, which management believes approximates the fair market value of the shares on date of issuance.

     During the fiscal year ended September 28, 1996, the Company issued approximately 3,738,000 shares of Common Stock of which approximately 3,418,000 shares were issued at a purchase price of $5.50 per share and approximately 320,000 were issued at a purchase price of $5.00 per share. Approximately 3,319,000 shares were issued as part of a private offering of common stock at a purchase price of $5.50 per share. In connection with this offering, purchasers of $250,000 or more of common stock received warrants to purchase a number of shares of common stock equal to 5% of the shares purchased in the offering and purchasers of $1,000,000 or more of common stock received warrants to purchase a number of shares of common stock equal to 10% of the shares purchased in the offering. The exercise price of all warrants issued or sold in connection with this offering will equal the sales price of the next $2 million of common stock issued and sold by the Company. Purchasers of common stock in this offering who were also purchasers of common stock in certain earlier offerings were also offered warrants (at a purchase price of $.01 per warrant share) to purchase common stock. Approximately 323,216 warrants were issued under this offering and expire on December 31, 2000. Also during the year ended September 30, 1996, 10,000 shares of common stock were issued pursuant to the management service agreement the Company has with Vanguard at the then estimated fair market value of $5.50 per share. In addition, the Company converted approximately $2.1 million in debt, notes payable and related accrued interest due to stockholders into 409,000 shares of common stock. Notes

Inter*Act

                         INTER*ACT SYSTEMS, INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTH PERIOD ENDED DECEMBER 31,
 1996 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

payable to stockholders of $1.6 million bearing interest at 8.5%, maturing on February 1, 1998 were converted into approximately 320,000 shares of common stock at a conversion price of $5.00 per share. Fifty percent of accrued interest on such notes payable were converted into approximately 13,000 shares at a conversion price of $5.50 per share, the remaining fifty percent of accrued interest was paid in cash. Other notes payable to stockholders with a principal amount of approximately $371,000 and related accrued interest of approximately $47,000 were converted into approximately 76,000 shares of common stock at $5.50 per share.

     During the fiscal year ended September 30, 1995, the Company issued 1,032,000 shares of common stock. Vanguard, through a subsidiary, purchased 400,000 shares of common stock of the Company at a purchase price of $5.00 per share. In connection with such investment, Vanguard received a warrant to purchase up to an additional 10.27% of the common stock of the Company at an exercise price equal to the fair market value of the common stock at the time of the exercise (the 'Vanguard Warrant'). The Vanguard Warrant was exercisable at any time prior to the earlier of an underwritten initial public offering or May 5, 2005. The Vanguard Warrant was restructured immediately prior to consummation of the Private Placement to provide that Vanguard has the right to buy 900,113 shares at any time before May 5, 2005 at $23.50 per share. The restructured Vanguard Warrant also provides that Vanguard may pay the exercise price either in cash or, if the fair market value of the common stock at the time of exercise is greater than the exercise price, by surrendering any unexercised portion of the Vanguard Warrant and receiving the number of shares equal to (i) the excess of fair market value per share at the time of exercise over the exercise price per share multiplied by (ii) the number of shares surrendered.

     Of the remaining 632,000 shares issued during the fiscal year ended September 30, 1995, approximately 607,000 shares were issued at $5.00 per share and approximately 25,000 shares were issued at $5.50 per share.

     On September 30, 1994, a stockholder agreed to forfeit 10,000 shares of the Company's common stock for failure to fulfill an obligation to invest additional capital in the Company. The forfeiture did not reduce the amount of the stockholder's financial investment in the Company at that time, but did reduce the number of shares issued to this individual. These shares were subsequently reissued to two other individuals at $5.00 per share. In December 1994, the same stockholder agreed to forfeit an additional 18,000 shares of the Company's common stock for failure to fulfill an obligation to invest additional capital in the Company. Upon this forfeiture, the investor's equity in the Company was reduced in the total amount of $140,000, representing the value of 28,000 shares of common stock at $5.00 per share. The original forfeiture of 10,000 shares and subsequent reissuance of the same 10,000 shares at $5.00 per share was recorded during the fiscal year ended September 30, 1994. The additional forfeiture of 18,000 shares and the entire value of the September 1994 and December 1994 forfeitures of $140,000 was recorded during the fiscal year ended September 30, 1995.

8. COMMON STOCK PURCHASE WARRANTS

     In addition to the Vanguard Warrant to purchase 900,113 shares and the warrants to purchase an aggregate of 323,216 shares issued in the private offering described in Note 7, the Company has issued and outstanding other warrants described below. In August 1996, the Company, through the Private Placement, issued 142,000 units, each consisting of a 14% senior discount note due 2003 (collectively, the 'Notes') with a principal amount at maturity of $1,000 and a warrant to purchase 7.334 shares (adjusting to 9.429 shares at September 30, 1997 if the Company did not complete a qualified initial public offering of common stock by that date) of common stock of the Company at $.01 per share. The Company did not complete a qualified public offering of common stock by September 30, 1997, therefore, the Company recorded additional common stock purchase warrants of $3.0 million reflecting the valuation of an additional 297,490 shares, or 2.095 shares issuable per warrant. These warrants shall be exercisable on or after the earliest to occur of (i) August 1, 2000,
(ii) a change of control, (iii) (a) 90

Inter*Act

                         INTER*ACT SYSTEMS, INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTH PERIOD ENDED DECEMBER 31,
 1996 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

days after the closing of an initial public offering or (b) upon the closing of the initial public offering but only in respect of warrants required to be exercised to permit the holders thereof to sell shares in the initial public offering, (iv) a consolidation, merger or purchase of assets involving the Company or any of its subsidiaries that results in the common stock of the Company becoming subject to registration, (v) an extraordinary cash dividend or
(vi) the voluntary or involuntary dissolution, liquidation or winding up of the affairs of the Company. The number of shares of the common stock for which a warrant is exercisable is subject to adjustment upon the occurrence of certain events.

     Holders of warrants (or common stock issued in respect thereof) will be entitled to include the common stock issued or issuable upon the exercise of the warrants (the 'Underlying Common Stock') in a registration statement whenever the Company or any shareholder proposes to effect a public equity offering with respect to common stock of the Company (other than redeemable stock), except to the extent the managing underwriter for such offering determines that such registration and sale would materially adversely affect the price, timing or distribution of the shares to be sold in such public equity offering. Following the occurrence of an initial public offering, holders of warrants and Underlying Common Stock representing not less than 25% of all the outstanding warrants and Underlying Common Stock, taken together, will have the right, on one occasion, to require the Company to register these securities pursuant to an effective registration statement.

     After August 1, 2001, the Company may be required, under certain circumstances, to purchase, at fair market value, the outstanding warrants and underlying common stock issued. Depending on the fair market value at that time, there may be a charge to earnings in connection with the repurchase of warrants and underlying common stock.

     Management of the Company believes, based on independent third party valuations, that the value of the Company's common stock at the date of the initial issuance of these warrants was $23.50 per share and, accordingly, allocated $24.5 million of the proceeds of the Private Placement to the value of these warrants based on 142,000 units consisting of warrants to purchase 7.334 shares of common stock per unit with an exercise price of $.01 per share. Effective September 30, 1997, the Company recorded additional Common Stock Purchase Warrants of approximately $3.0 million reflecting the valuation of an additional 297,490 shares, or 2.095 shares issuable per warrant. This aggregate amount is classified between liabilities and stockholders' equity (deficit) in the accompanying consolidated balance sheet as of December 31, 1997. The value of the original warrants and the incremental value of the 2.095 (9.429 less 7.334) warrants issued per unit of the Notes effective September 30, 1997 have, since their issuance, been accounted for as an additional debt discount subject to accretion as described in Note 6.

Inter*Act

                         INTER*ACT SYSTEMS, INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTH PERIOD ENDED DECEMBER 31,
 1996 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

9. NET LOSS PER SHARE

     A reconciliation between the net loss and common shares of the basic and diluted EPS computations is as follows:



                                            YEAR ENDED               THREE MONTH PERIOD           FISCAL YEAR ENDED
                                        DECEMBER 31, 1997         ENDED DECEMBER 31, 1996         SEPTEMBER 28, 1996
                                    --------------------------   --------------------------   --------------------------
                                                         PER                          PER                          PER
                                                        SHARE                        SHARE                        SHARE
                                    NET LOSS   SHARES   AMOUNT   NET LOSS   SHARES   AMOUNT   NET LOSS   SHARES   AMOUNT
                                    --------   ------   ------   --------   ------   ------   --------   ------   ------
Basic EPS
Net loss attributable to common
  stock...........................  $(49,814)  7,692    $(6.48)  $(7,330)   7,669    $(0.96)  $(11,559)  6,038    $(1.91)
Effect on Dilutive Securities:
  Warrants........................              --                           --                           --
  Stock Options...................              --                           --                           --
                                    --------   ------   ------   --------   ------   ------   --------   ------   ------
Diluted EPS
Net loss attributable to common
  stock and assumed option
  exercise........................  $(49,814)  7,692    $(6.48)  $(7,330)   7,669    $(0.96)  $(11,559)  6,038    $(1.91)
                                    --------   ------   ------   --------   ------   ------   --------   ------   ------
                                    --------   ------   ------   --------   ------   ------   --------   ------   ------

                                       FISCAL YEAR ENDED
                                       SEPTEMBER 30, 1995
                                    --------------------------
                                                         PER
                                                        SHARE
                                    NET LOSS   SHARES   AMOUNT
                                    --------   ------   ------
Basic EPS
Net loss attributable to common
  stock...........................  $(4,526)   3,556    $(1.27)
Effect on Dilutive Securities:
  Warrants........................              --
  Stock Options...................              --
                                    --------   ------   ------
Diluted EPS
Net loss attributable to common
  stock and assumed option
  exercise........................  $(4,526)   3,556    $(1.27)
                                    --------   ------   ------
                                    --------   ------   ------


     There were no reconciling items to be reported by the Company in the calculation for basic EPS and diluted EPS for the year ended December 31, 1997, three month period ended December 31, 1996 and the fiscal years ended September 28, 1996 and September 30, 1995. Inclusion of the Company's outstanding common stock purchase warrants and stock options (See Note 13) would have an antidilutive effect on earnings per share and, therefore, they are not included in the calculation of diluted EPS per SFAS No. 128.

10. DEFERRED COMPENSATION

     In September 1996, the Company issued options to purchase 48,000 shares of common stock at an exercise price of $7.50 per share under the 1996 Nonqualified Stock Option Plan (See Note 13), which was an exercise price below the then-estimated fair market value of the Company's common stock on the date of grant. Accordingly, the Company has recorded a deferred compensation charge of $768,000, which will be amortized ratably over the five year vesting period of the related options. Accumulated amortization was $198,000, $45,000 and $6,000 at December 31, 1997, December 31, 1996 and September 28, 1996, respectively. Amortization expense of deferred compensation was $153,000, $39,000 and $6,000 for the year ended December 31, 1997, the three month period ended December 31, 1996 and for the fiscal year ended September 28, 1996, respectively.

11. LITIGATION

     During the year ended September 28, 1996, a lawsuit was filed and settled against the Company alleging certain patent infringement. The Company expressly denied any wrongdoing and entered into such agreement to avoid lengthy litigation costs. Under the settlement agreement, the Company was required to pay $400,000, and in return, received, among other things, the worldwide, perpetual right to use such patent, dismissal with prejudice and release of all related claims. The cost of the settlement of $400,000 was expensed during the fiscal year ended September 28, 1996.

     In February 1996, the Company filed suit against Catalina Marketing Corporation alleging that Catalina has infringed United States Letters Patent No. 4,554,446 (the '446 Patent') under which the Company is licensee. The Company alleges that Catalina is infringing the patent by making, using and offering for sale devices and systems that incorporate and employ inventions covered by the '446 Patent. The Company is seeking an injunction against Catalina to stop further infringement of the patent, treble damages and the costs and expenses incurred in connection with the suit. The complaint has been amended to add additional detail, and Catalina has answered denying the allegations, raising certain

Inter*Act

                         INTER*ACT SYSTEMS, INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTH PERIOD ENDED DECEMBER 31,
 1996 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

affirmative defenses, and seeking declaratory judgment of non-infringement, invalidity or unenforceability of the '446 Patent. In May 1997, Catalina asserted a second counterclaim alleging that the Company is infringing a newly issued Catalina Patent U.S. Patent No. 5,612,868. The Company has answered denying the allegations, raising affirmative defenses and seeking declaratory judgment of non-infringement, invalidity and unenforceability of U.S. Patent No. 5,612,868. Discovery on the claims and counterclaims is proceeding and various motions are pending before the United States District Court in the District of Connecticut. As with any litigation, the ultimate outcome of these actions cannot be predicted. However, the Company intends to assert its claims vigorously.

     In January 1998, Catalina Marketing International, Inc. ('Catalina International,' a subsidiary of Catalina) filed suit against the Company alleging that the Company has infringed United States Patent No. 4,674,041 (the '041 Patent') which Catalina International Inc. acquired by assignment in December 1997. Catalina International alleges that the Company is infringing the '041 Patent by making, using and offering for sale devices and systems that incorporate and employ inventions covered by the '041 Patent. Also in February 1998, Catalina International amended its complaint to join as additional parties defendant Thermo Information Solutions, Inc. and Coleman Research Corporation who have manufactured kiosk pursuant to an agreement with the Company. Catalina International seeks injunctive and declaratory relief as well as unspecified money damages against all defendants, and has filed a motion for preliminary injunction against the Company seeking to stop further alleged infringement of the '041 Patent pending trial. Various other motions are pending in the United States District Court in the District of Connecticut, including the Company's motion for a more definite statement. The Company intends to defend against Catalina International's claims vigorously, and to pursue available remedies against Catalina International, which may include the filing of appropriate counterclaims.

12. INCOME TAXES

     The components of cumulative deferred tax assets and liabilities were as follows (in thousands):

                                                           DECEMBER 31,         DECEMBER 31,
                                                               1997                 1996
                                                         -----------------    -----------------

Cumulative Amounts:
Deferred Tax Assets:
     Accrued Bonus/Deferred
       Compensation/other.............................       $     174             $    26
     Amortization of Warrant Expense..................           1,545                 384
     Interest Accretion...............................           4,464               1,242
     Other............................................              13                   5
     Bond Issuance Cost Amortization..................             222                  59
     Net Operating Loss Carryforward..................          24,294               8,720
                                                         -----------------    -----------------
          Total Deferred Tax Assets...................          30,712              10,436
                                                         -----------------    -----------------
Deferred Tax Liabilities:
     Depreciation.....................................           (1157)               (527)
                                                         -----------------    -----------------
          Total Deferred Tax Liabilities..............           (1157)               (527)
                                                         -----------------    -----------------
     Net Deferred Tax Asset before Valuation
       Allowance......................................          29,555               9,909
                                                         -----------------    -----------------
     Valuation Allowance..............................         (29,555)             (9,909)
                                                         -----------------    -----------------
          Net Deferred Tax Asset......................       $--                   $--
                                                         -----------------    -----------------
                                                         -----------------    -----------------

     In accordance with the provisions of Internal Revenue Code Section 382, utilization of the Company's net operating loss carryforwards could be limited in years following a change in the Company's ownership. In general, a change in ownership occurs if a shareholder's (or the combined

Inter*Act

                         INTER*ACT SYSTEMS, INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTH PERIOD ENDED DECEMBER 31,
 1996 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

group of the shareholders each owning less than 5%) ownership increases 50 percentage points over a three year period. This change could occur at the time of an Initial Public Offering. The net operating loss limitation is computed by applying a percentage (approximately 5%, as determined by the Internal Revenue
Code) to the value of the Company on the date of the change. The Section 382 limitation limits the use of the net operating loss carryforward as computed on the date of the change in ownership. Net operating losses incurred after the date of the change of ownership are not limited unless another change in ownership occurs. At December 31, 1997 the amount of net operating loss carryforward is approximately $54.4 million. These losses begin to expire in the 2008 tax year.

     Creditable foreign taxes paid by the Company or its subsidiaries will be subject to Internal Revenue Code Section 904, Limitation on Foreign Tax Credit, because the Company does not have a Federal Income Tax liability. The Foreign Tax Credit limitation may be carried back two years and forward five years. The Company has the option of deducting these foreign taxes in lieu of the credit. In general, since the Company does not have a federal tax liability, the deduction method will increase the amount of net operating losses which are available to be carried forward fifteen years. As of December 31, 1997 the Company has not paid or accrued foreign taxes.

     SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets may not be realized. At each of the balance sheet dates, a valuation allowance for the full amount of the net deferred tax asset was recorded. This valuation allowance is recorded due to both the uncertainty of future income and the possible application of Internal Revenue Code Section 382 limitations on the use of the net operating loss carryforwards.

13. STOCK OPTION PLANS

     The Company has in place the 1994 Stock Compensation Plan which provides for the issuance of shares of Common Stock to key employees, consultants and directors pursuant to stock options that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (incentive stock options), options that do not meet such requirements (nonqualified stock options) and stock bonuses. All options under the plan must be granted at an exercise price not less than fair market value. Stock bonuses may be in the form of grants of restricted stock. The aggregate number of shares of Common Stock that may be issued pursuant to the plan may not exceed 330,000 shares, subject to adjustment upon occurrence of certain events affecting the Company's capitalization. As of December 31, 1997 an aggregate of 17,900 shares remain available for future grants under the 1994 Stock Compensation Plan.

     The Company also has in place the 1996 Nonqualified Stock Option Plan which provides for the issuance of shares of Common Stock to key employees, consultants and directors pursuant to nonqualified stock options. All options must be granted at an exercise price not less than $5.50 per share. The aggregate number of shares of Common Stock that may be issued pursuant to the plan may not exceed 600,000 shares of Common Stock, subject to adjustment upon occurrence of certain events affecting the Company's capitalization. This plan is subject to shareholder approval. As of December 31, 1997 an aggregate of 17,000 shares remain available for future grants under the 1996 Nonqualified Stock Option Plan.

     On May 20, 1997, the Company established the 1997 Long-term Incentive Plan ('Long-term Incentive Plan') for the purpose of promoting the long-term financial performance of the Company by providing incentive compensation opportunities to officers, supervisory employees, directors or consultants of the Company or any subsidiary. The plan allows for the Company to grant Stock Options for the purchase of shares of Stock to Grantees under the Plan in such amounts as the Compensation Committee of the Board of Directors, in its sole discretion, determines. The Stock Options granted under the Plan will be designated as either: (i) Incentive Stock Options or (ii) Nonqualified Stock Options. The purchase price for shares acquired pursuant to the exercise, will be determined at the time

Inter*Act

                         INTER*ACT SYSTEMS, INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTH PERIOD ENDED DECEMBER 31,
 1996 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

of grant; however, it will not be less than the fair market value of the shares at the time of the grant. The Long-term Incentive Plan also allows the Company to grant Stock Appreciation Rights in any amount, at its sole discretion, either alone or in combination with other Awards granted under the Plan. As of December 31, 1997, 367,900 of 500,000 total available options have been issued under the Long-term Incentive Plan at an exercise price of $10.00 per share. Management believes that these options were granted at fair market value of common stock at the date of grant. No Stock Appreciation Rights were awarded as of December 31, 1997. The awards vest annually over five years from the date of grant with the exception of 63,500 options, which became immediately exercisable.

     The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123 (See Note 2), the Company's net loss and net loss per share would have been changed to the following pro forma amounts:

                                                                             THREE MONTH
                                                        YEAR ENDED          PERIOD ENDED       FISCAL YEAR ENDED
                                                     DECEMBER 31, 1997    DECEMBER 31, 1996    SEPTEMBER 28, 1996
                                                     -----------------    -----------------    ------------------

Net Loss:                             As Reported        $ (49,814)            $(7,330)             $(11,559)
                                      Pro Forma            (50,353)             (7,355)              (11,832)
Net Loss Per Share:   Basic           As Reported            (6.48)               (.96)                (1.91)
                      Diluted         As Reported            (6.48)               (.96)                (1.91)
                      Basic           Pro Forma              (6.55)               (.96)                (1.96)
                      Diluted         Pro Forma              (6.55)               (.96)                (1.96)

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. A summary of the status of the Company's stock option plans for the year ended December 31, 1997, the three month period ended December 31, 1996 and the fiscal year ended September 28, 1996 is presented in the table and narrative below:

                                                                            THREE MONTH
                                                      YEAR ENDED            PERIOD ENDED       FISCAL YEAR ENDED
                                                  DECEMBER 31, 1997      DECEMBER 31, 1996     SEPTEMBER 28, 1996
                                                 --------------------    ------------------    ------------------
                                                              WTD AVG               WTD AVG               WTD AVG
                                                                EX                    EX                    EX
                                                  SHARES       PRICE     SHARES      PRICE     SHARES      PRICE
                                                 ---------    -------    -------    -------    -------    -------

Outstanding at beginning of year..............     821,100    $ 5.40     844,100     $5.40     266,600     $4.77
Granted.......................................     543,400     10.00       --         --       617,500      5.65
Exercised.....................................      --          --         --         --         --         --
Forfeited.....................................       2,200      5.23      (3,000)     5.50      (7,000)     5.00
Expired.......................................     102,400      5.91     (20,000)     5.50     (33,000)     5.08
Outstanding at end of year....................   1,259,900      7.34     821,100      5.40     844,100      5.40
Exercisable at end of year....................     571,250      6.16     332,400      5.15     320,200      5.16
Weighted average fair value of options
  granted.....................................         N/A      7.34         N/A      5.40         N/A      5.40

     821,100 of the options outstanding at December 31, 1996 have exercise prices between $1.86 and $7.50, with a weighted average exercise price of $5.40 and a weighted average remaining contractual life of 8.2 years. 332,400 of these options are exercisable. The remaining options have exercise prices between $1.86 and $7.50, with a weighted average exercise price of $5.56 and a weighted average remaining contractual life of 6 years. 332,400 of these options are exercisable; their weighted average exercise price is $5.15.

     1,259,900 of the options outstanding at December 31, 1997, have exercise prices between $1.86 and 10.00, with a weighted average exercise price of $7.34 and a weighted average remaining contractual life

Inter*Act

                         INTER*ACT SYSTEMS, INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
FOR THE YEAR ENDED DECEMBER 31, 1997, THE THREE MONTH PERIOD ENDED DECEMBER 31,
 1996 AND FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

of 8.7 years. 571,250 of these options are exercisable. The remaining options have exercise prices between $1.86 and 10.00 with a weighted average price of $8.48 and a weighted average remaining contractual life of 9.1 years. 571,250 of these options are exercisable; their weighted average exercise price is $6.16.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used for grants in the year ended December 31, 1997, the three month period ended December 31, 1996, and the fiscal year ended September 28, 1996 respectively: risk free interest rates of 6.49%, 6.45%, and 6.60%; and expected dividend yields of 0%, expected lives of 5 years, and expected stock volatility of 0 for each respective period.

     The foregoing plans are administered by the Compensation and Stock Option Committee of the Board of Directors, which is authorized, subject to the provisions of the plans, to determine to whom and at what time options and bonuses may be granted and the other terms and conditions of the grant.

14. COMMITMENTS AND CONTINGENCIES

COMMITMENTS FOR TECHNOLOGY

     The Company is party to several patent licensing agreements relating to its in-store consumer product promotion and couponing business. With respect to one license agreement under which the Company is assignee, the Company is required to pay a royalty of 2% of the gross collected revenues of the Company, to the extent derived from the Company's exploitation of the patent, with such royalty decreasing to 1% of such revenues after $10 million in aggregate royalties have been paid to the licensors. This license agreement requires that certain minimum monthly payments be made to the licensors, and be exceeded within approximately two years, in order to avoid triggering a termination right on the part of the licensors. With respect to another license agreement, the Company is required to pay the licensor a royalty of .8% of the gross collected revenues of the Company to the extent derived from the Company's exploitation of the patent, until such time as the licensor has received the aggregate sum of $600,000 after which no additional royalty payments are required. Under a third agreement, the Company is required to pay the licensor a royalty of 1% of the gross revenues related to the Company's exploitation of the patent subject to certain minimum annual payments, should the Company wish to maintain exclusive rights under such patent. Under these agreements, the Company recorded royalty payments of $398,000, $99,000, $333,000 and $274,000 for the year ended December 31, 1997, the three month period ended December 31, 1996, and for the fiscal years ended September 28, 1996 and September 30, 1995, respectively.

COMMITMENTS FOR FIXED ASSET PURCHASES

     On September 9, 1996, the Company sold its manufacturing operations to Coleman Research Corporation ('Coleman') for approximately $2.6 million and entered into an exclusive supply agreement whereby Coleman is to fulfill the Company's anticipated requirements for terminals for the next three years with fixed pricing for the first 5,000 terminals. No material gain or loss was realized in this transaction. As of March 24, 1998, the Company terminated its three-year exclusive terminal supply relationship with Coleman and its subsidiary, Thermo Information Solutions, Inc. ('Thermo') (collectively, the 'Vendors'). As part of this mutual termination agreement, the Company agreed to pay $4.5 million in installments to pay balances on previously purchased ILN equipment, to acquire certain inventory and to obtain early release from the exclusivity provision of the original contract to allow the Company to pursue relationships with new vendors. Of this amount, $4.1 million was charged to operating expense during 1997. The Vendors have agreed to return supplies and terminal parts to the Company, for which approximately $400,000 was reflected in other current assets of the Company as of December 31, 1997. Further, the Vendors will supply the Company with 350 additional kiosks.

                                INDEX TO EXHIBITS

                                                                      Sequential
Exhibit No.                Description                                Page No.
-----------                -----------                                --------

*   3(a)          Articles of Incorporation of Registrant as
                  amended through July 25, 1995, filed as
                  Exhibit 1 to the Registrant's Form 8-A/A
                  dated July 25, 1995.
*   3(b)          Bylaws of Registrant (compilation of July
                  25, 1995), filed as Exhibit 2 to the
                  Registrant's Form 8-A/A dated July 25, 1995.
*   4(a)          Specimen Common Stock Certificate, filed as
                  Exhibit 4(a) to the Registrant's
                  Registration Statement on Form S-1 (File No.
                  33-18067).
*   4(b)(1)       Amended and Restated Loan Agreement between
                  the Registrant and various lenders led by
                  The Bank of New York and The oronto-Dominion
                  Bank as agents, dated as of December 23,
                  1994, filed as Exhibit 2(a) to the
                  Registrant's Current Report on Form 8-K
                  dated as of December 23, 1994.
*   4(b)(2)       Security Agreement between the Registrant
                  and various lenders led by The Bank of New
                  York and The Toronto-Dominion Bank, as
                  Secured Party, dated as of December 23,
                  1994, filed as Exhibit 2(b) to the
                  Registrant's Current Report on Form 8-K
                  dated as of December 23, 1994.
*   4(b)(3)       Master Subsidiary Security Agreement between
                  the Registrant, certain of its subsidiaries
                  and various lenders led by The Bank of New
                  York and The Toronto-Dominion Bank, as
                  Secured Party, dated as of December 23,
                  1994, filed as Exhibit 2(c) to the
                  Registrant's Current Report on Form 8-K
                  dated as of December 23, 1994.
*   4(b)(4)       Second Amended and Restated Loan Agreement
                  between Vanguard Cellular Operating Corp.
                  and various lenders led by The Bank of New
                  York and The Toronto-Dominion Bank as
                  agents, dated as of April 10, 1996, filed as
                  Exhibit 4(d)(1) to the Registrant's Form
                  10-Q/A dated March 31, 1996.
*   4(b)(5)       VCOC Security Agreement between Vanguard
                  Cellular Operating Corp. and various lenders
                  led by The Bank of New York and The
                  Toronto-Dominion Bank as Secured Party,
                  dated as of April 10, 1996, filed as Exhibit
                  4(d)(2) to the Registrant's Form 10-Q/A
                  dated March 31, 1996.
*   4(b)(6)       Second Amended and Restated Master
                  Subsidiary Security Agreement between
                  certain subsidiaries of the Registrant and
                  various lenders led by The Bank of New York
                  and The Toronto-Dominion Bank, as Secured
                  Party, dated as of April 10, 1996, filed as
                  Exhibit 4(d)(3) to the Registrant's Form
                  10-Q/A dated March 31, 1996.
*   4(b)(7)       Assignment, Bill of Sale and Assumption
                  Agreement by and between Registrant and
                  Vanguard Cellular Financial Corp., dated as
                  of April 10, 1996, filed as Exhibit 4(d)(4)
                  to the Registrant's Form 10-Q/A dated March
                  31, 1996.
*   4(b)(8)       Indenture dated as of April 1, 1996 between
                  Registrant and The Bank of New York as
                  Trustee, filed as Exhibit 4(e)(1) to the
                  Registrant's Form 10-Q/A dated March 31,
                  1996.
*   4(b)(9)       First Supplemental Indenture, dated as of
                  April 1, 1996 between registrant and The
                  Bank of New York as Trustee, filed as
                  Exhibit 4(e)(2) to the Registrant's Form
                  10-Q/A dated March 31, 1996.
*   4(b)(10)      First Amendment to Second Amended and
                  Restated Loan Agreement between Vanguard
                  Operation Corp. and various lenders led by
                  the Bank of New York and The
                  Toronto-Dominion Bank as agents, dated as of
                  July 31, 1996, filed as Exhibit 4(d)(5) to
                  the Registrant's Form 10-Q dated September
                  30, 1996 and confirmed electronically as
                  Exhibit 4(d)(5) to the Registrant's 10-Q/A
                  dated September 30, 1996.
*       (11)      Second Amendment to Second Amended and
                  Restated Loan Agreement between Vanguard
                  Cellular Operating Corp. and various lenders
                  led by the Bank of New York and The
                  Toronto-Dominion Bank as agents, dated as of
                  October 30, 1996 and confirmed
                  electronically as Exhibit 4(d)(6) to the
                  Registrant's 10-Q/A dated September 30,
                  1996.
*       (12)      Third Amendment to Second Amended and
                  Restated Loan Agreement between Vanguard
                  Cellular Operating Corp. and various lenders
                  led by the Bank of New York and The
                  Toronto-Dominion Bank as agents, dated as of
                  March 31, 1997 and filed as Exhibit 4(b)(7)
                  to the Registrant's Form 10-Q dated
                  September 30, 1996.
*   4(b)(9)       First Supplemental Indenture, dated as of
                  April 1, 1996 between Registrant and The
                  Bank of New York as Trustee, filed as
                  Exhibit 4(e)(2) to the Registrant's Form
                  10-Q/A dated March 31, 1996.
*   10(a)(1)      Amended and Restated Stock Compensation Plan
                  of the Registrant approved April 22, 1987 by the Shareholders of the Registrant, with forms of stock bonus and stock option agreements attached, filed as Exhibit 10 (a) to the Registrant's Registration Statement, on Form

                  S-1 (File No. 33-18067).
*   10(a)(2)      Amendment to Amended and Restated Stock
                  Compensation Plan of the Registrant approved
                  May 2, 1989 by the Shareholders of the
                  Registrant, filed as Exhibit 4(h)(2) to the
                  Registrant's Quarterly Report on Form 10-Q
                  for the quarter ended March 31, 1989.
*   10(a)(3)      Form of Restricted Stock Bonus Agreements
                  dated March 23, 1987 between the Registrant
                  and Stuart S. Richardson, Haynes G. Griffin,
                  L. Richardson Preyer, Jr., Stephen R.
                  Leeolou and Stephen L. Holcombe, and form of
                  amendments dated October 12, 1987 to
                  agreements with Messrs. Richardson, Griffin,
                  Preyer and Leeolou, filed as Exhibit
                  10(a)(3) to the Registrant's Annual Report
                  on Form 10-K for the fiscal year ended
                  December 31, 1988.
*   10(a)(4)      Form of Restricted Stock Bonus Agreements
                  dated October 12, 1987 between the
                  Registrant and Haynes G. Griffin, Stephen R.
                  Leeolou and L. Richardson Preyer, Jr., filed
                  as Exhibit 10(a)(4) to the Registrant's
                  Annual Report on Form 10-K for the fiscal
                  year ended December 31, 1988.
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
                  Plan Agreements dated as of March 1, 1990 by
                  and between Haynes G. Griffin, L. Richardson
                  Preyer, Jr. and Stephen R. Leeolou and the
                  Registrant, amending the Restricted Stock
                  Bonus Plan Agreements dated as October 12,
                  1987, filed as Exhibit 10(a)(6) to the
                  Registrant's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1990.
*   10(a)(7)      Form of Second Amendment to Restricted Stock
                  Bonus Plan Agreements dated February 22,
                  1991 between the Registrant and Haynes G.
                  Griffin, Stephen R. Leeolou, and L.
                  Richardson Preyer, Jr., amending the
                  Restricted Stockx Bonus Agreements dated
                  October 12, 1987, filed as Exhibit 10(a)(7)
                  to the Registrant's Annual Report on Form
                  10-K for the fiscal year ended December 31,
                  1990.
*   10(a)(8)      Form of Third Amendment to Restricted Stock
                  Bonus Plan Agreements dated February 22,
                  1991 between the Registrant and Haynes G.
                  Griffin, Stephen R. Leeolou, L. Richardson
                  Preyer, Jr., and Stephen L. Holcombe,
                  amending the Restricted Stock Bonus
                  Agreements dated March 23, 1987, filed as
                  Exhibit 10(a)(8) to the Registrant's Annual
                  Report on Form 10-K for the fiscal year
                  ended December 31, 1990.
*   10(a)(9)      Form of Third Amendment to Restricted Stock
                  Bonus Plan Agreement dated February 22, 1991
                  between the Registrant and Stuart S.
                  Richardson, amending the Restricted Stock
                  Bonus Plan Agreement dated March 23, 1987,
                  filed as Exhibit 10(a)(9) to the
                  Registrant's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1990.
*   10(a)(10)     Employment Agreement dated March 1, 1995 by
                  and between the Registrant and Haynes G.
                  Griffin, filed as Exhibit 10(a)(10) to the
                  Registrant's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1994.
*   10(a)(11)     Employment Agreement dated March 1, 1995 by
                  and between the Registrant and L. Richardson
                  Preyer, Jr., filed as Exhibit 10(a)(11) to
                  the Registrant's Annual Report on Form 10-K
                  for the fiscal year ended December 31, 1994.
*   10(a)(12)     Employment Agreement dated March 1, 1995 by
                  and between the Registrant and Stephen R.
                  Leeolou, filed as Exhibit 10(a)(12) to the
                  Registrant's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1994.
*   10(a)(13)     Executive Officer Long-Term Incentive
                  Compensation Plan adopted October 1, 1990 by
                  the Registrant, filed
                  as Exhibit 10(a)(13) to the Registrant's
                  Annual Report on Form 10-K to the fiscal
                  year ended December 31, 1990.
*   10(a)(14)     Form on Nonqualified Option Agreements dated
                  October 12, 1987 between the Registrant and
                  Stephen L. Holcombe, Ralph E. Hiskey, John
                  F. Dille, Jr., Charles T. Hagel, L.
                  Richardson Preyer, Sr. and Robert A.
                  Silverberg, filed as Exhibit 10(a)(5) to the
                  Registrant's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1988.
*   10(a)(15)     Nonqualified Option Agreements dated October
                  12, 1987 between the Registrant and Robert
                  M. DeMichele, John F. Dille, Jr., L.
                  Richardson Preyer, Sr., Robert A. Silverberg
                  and Thomas I. Storrs, filed as Exhibit
                  10(a)(8) to the Registrant's Annual Report
                  on Form 10-K for the fiscal year ended
                  December 31, 1988.
*   10(a)(16)     Form of Incentive Stock Option Agreements
                  dated March 3, 1988 between the Registrant
                  and Stephen L. Holcombe and Richard C.
                  Rowlenson, filed as Exhibit 10(a)(9) to the
                  Registrant's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1988.
*   10(a)(17)     Form of Incentive Stock Option Agreements
                  dated June 23, 1988 between the Registrant
                  and Charles T. Hagel, Haynes G. Griffin, L.
                  Richardson Preyer, Jr., and Stephen R.
                  Leeolou, filed as Exhibit 10(a)(10) to the
                  Registrant's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1988.
    10(a)(18)     Amended and restated 1994 Long-Term
                  Incentive Plan, approved by the Registrant's
                  Board of Directors on February 26, 1997.
*   10(a)(19)     Senior Management Severance Plan of the
                  Registrant adopted March 8, 1995, filed as
                  Exhibit 10(a)(19) to the Registrant's Annual
                  Report on Form 10-K for the fiscal year
                  ended December 31, 1994.
*   10(a)(20)     Form of Severance Agreement for Senior
                  Management Employees of the Registrant,
                  filed as Exhibit 10(a)(20) to the
                  Registrant's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1994.
*   10(a)(21)     Form of Incentive Stock Agreement dated
                  March 7, 1995 between the Registrant and
                  Haynes G. Griffin, Steven L. Holcombe,
                  Richard C. Rowlenson and Stuart S.
                  Richardson filed as Exhibit 10(a)(21) to the
                  Registrant's Quarterly Report on Form 10-Q
                  for the quarterly period ended March 31,
                  1995.
*   10(a)(22)     Form of Nonqualified Option Agreement dated
                  March 7, 1995 between the Registrant and
                  Haynes G. Griffin, Stephen R. Leeolou, L.
                  Richardson Preyer, Jr., Stephen L. Holcombe,
                  Richard C. Rowlenson and Stuart S.
                  Richardson, filed as Exhibit 10(a)(22) to
                  the Registrant's Quarterly Report on Form
                  10-Q for the quarterly period ended March
                  31, 1995.
*   10(b))(1)     Loan Agreement between the Registrant and
                  various lenders led by The Bank of New York
                  and The Toronto-Dominion Bank as agents,
                  dated as of December 23, 1994, filed as
                  Exhibit 2(a) to the Registrant's Current
                  Report on Form 8-K dated as of December 23,
                  1994.
*   10(b)(2)      Security Agreement between the Registrant
                  and various lenders led by The Bank of New
                  York and The Toronto-Dominion Bank, as
                  Secured Party, dated as of December 23,
                  1994, filed as Exhibit 2(b) to the
                  Registrant's Current Report on Form 8-K
                  dated as of December 23, 1994.
*   10(b)(3)      Master Subsidiary Security Agreement between
                  the Registrant, certain of its subsidiaries
                  and various lenders led by The Bank of New
                  York and The Toronto-Dominion Bank, as
                  Secured Party, dated as of December 23, 1994
                  filed as Exhibit 2(c) to the Registrant's
                  Current Report on Form 8-K dated as of
                  December 23, 1994.
*   10(d))(1)     1989 Stock Option Plan of the Registrant
                  approved by the Board of Directors of the
                  Registrant on December 21, 1989, and
                  approved by Shareholders at a meeting held
                  on May 10, 1990, filed as Exhibit 10(h)(1)
                  to the Registrant's Annual Report on Form
                  10-K for the fiscal year ended December 31,
                  1989.
*   10(d)(2)      Form of Nonqualified Stock Option Agreements
                  dated March 1, 1990 between the Registrant
                  and Haynes G. Griffin, L. Richardson Preyer,
                  Jr., Stephen R. Leeolou, Stephen L. Holcombe
                  and Stuart S. Richardson, filed as Exhibit
                  10(h)(2) to the Registrant's annual Report
                  on Form 10-K for the fiscal year ended
                  December 31, 1989.
*   10(d)(3)      Form of Incentive Stock Option Agreement
                  dated March 1, 1990 between the Registrant
                  and Richard C. Rowlenson, filed as Exhibit
                  10(h)(2) to the Registrant's Annual Report
                  on Form 10-K for the fiscal year ended
                  December 31, 1989.
*   10(d)(4)      Form of Incentive Stock Option Agreement
                  dated July 30, 1990 between the Registrant
                  and Stephen L. Holcombe, Richard C.
                  Rowlenson, Sunir Kochhar and Timothy G.
                  Biltz, filed as Exhibit 10(f)(4) to the
                  Registrant's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1990.
*   10(d)(5)      Stock Option Agreement dated November 28,
                  1990 between the Registrant and Stuart Smith
                  Richardson, filed as Exhibit 10(f)(5) to the
                  Registrant's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1990.
*   10(d)(6)      Form of Stock Option Agreements dated
                  November 28, 1990 between the Registrant and
                  Haynes G. Griffin, Stephen R. Leeolou, L.
                  Richardson Preyer, Jr. and Stephen L.
                  Holcombe, filed as Exhibit 10(f)(6) to the
                  Registrant's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1990.
*   10(d)(7)      Incentive Stock Option Agreements dated
                  November 28, 1990 between the Registrant and
                  Richard C. Rowlenson, filed as Exhibit
                  10(f)(7) to the Registrant's December 31,
                  1990.
*   10(e)(1)      Joint Venture Agreement by and among W&J
                  Metronet, Inc., Vanguard Cellular Systems of
                  Coastal Carolina, Inc., Providence Journal
                  Telecommunications and the Registrant dated
                  as of January 19, 1990,
                  filed as Exhibit 10(j) to the Registrant's
                  Registration Statement on Form S-4 (File No.
                  33-35054).
*   10(e)(2)      First Amendment and Assumption Agreement
                  dated as of the 28th day of December, 1990
                  to Joint Venture Agreement by and among W&J
                  Metronet, Inc., Vanguard Cellular Systems of
                  Coastal Carolina, Inc., Providence Journal
                  Telecommunications and the Registrant dated
                  as of January 19, 1990, filed as Exhibit
                  10(g)(2) to the Registrant's Annual Report
                  on Form 10-K for the fiscal year ended
                  December 31, 1990.
*   10(f)(1)      Stockholders Voting Agreement dated as of
                  February 23, 1994, filed as Exhibit 7 to
                  Amendment 1 of Schedule 13D dated February
                  23, 1994 with respect to the Common Stock of
                  Geotek Communications,
*   10(g)(1)      Nonqualified Deferred Compensation Plan with
                  Form of Salary Reduction Agreement filed as
                  Exhibit 10(g(1) to the Registrant's Annual
                  Report on Form 10-K for the fiscal year
                  ended December 31, 1996.
    11            Calculation of diluted net income per
                  share for the years ended December 31, 1997,
                  1996, and 1995.
    22            Subsidiaries of the Registrant.
    23            Consent of Arthur Andersen LLP
    27            Financial Data Schedule.

-------
* Incorporated by reference to the statement or report indicated.