Form 10-K405/A
period 1997-12-31
VANGUARD CELLULAR SYSTEMS INC
filed 1998-04-15
CIK 771178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                                 (Amendment No. 1)

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

                                        Date: April 15, 1998

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                          Page
                                                                          ----

Vanguard Cellular Systems, Inc. and Subsidiaries
   Consolidated Balance Sheets, December 31, 1997 and 1996 .............   *
   Consolidated Statements of Operations for the Years ended December
     31, 1997, 1996 and 1995 ...........................................   *
   Consolidated Statements of Changes in Shareholders' Equity for the
     Years ended December 31, 1997, 1996 and 1995 ......................   *
   Consolidated Statements of Cash Flows for the Years ended December
     31, 1997, 1996 and 1995 ...........................................   *
   Notes to Consolidated Financial Statements ..........................   *
   Report of Independent Public Accountants ............................   *
   Schedule I -- Condensed Financial Information of the Registrant .....   *
   Schedule II -- Valuation and Qualifying Accounts ....................   *
Financial Statements of Certain Significant 50% or less Owned
   Persons .............................................................  F-2**

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

--------

      *Previously filed as Financial statements and Schedules of Form 10-K.

     **Financial statements for International Wireless Communications Holdings,
       Inc. and Subsidiary are filed herein. Financial statements for PT Rajasa Hazanah Perkasa, a foreign business, will be filed by June 30, 1998 as permitted by Rule 3-09. All other Financial Statements of Certain Significant 50% or less Owned Persons were previously filed as Financial Statements and Schedules of Form 10-K.

                            ------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     INDEPENDENT AUDITORS' REPORT

The Board of Directors

International Wireless Communications Holdings, Inc.:

           We have audited the accompanying consolidated balance sheets of International Wireless Communications Holdings, Inc. and subsidiary ("IWC Holdings" or the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of IWC Holdings' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of PT Rajasa Hazanah Perkasa ("RHP"), an investment which is reflected in the accompanying consolidated financial statements using the equity method of accounting as of and for the year ended December 31, 1996 (see Note 5). The Company's investment in RHP as of December 31, 1996 was $28,030,000 and its equity in losses of RHP was $4,746,000 for the year ended December 31, 1996. In addition, we did not audit the financial statements of Star Digitel Limited ("Star Digitel"), an investment which is reflected in the accompanying consolidated financial statements using the equity method of accounting as of and for the year ended December 31, 1997 (See Note 5). The Company's investment in Star Digitel as of December 31, 1997 was $19,122,000 and its equity in losses of Star Digitel was $8,531,000 for the year ended December 31, 1997. These statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for RHP as of and for the year ended December 31, 1996 and Star Digitel as of and for the year ended December 31, 1997, is based on the reports of other auditors.

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

           In our opinion, based on our audit and the reports of other auditors for 1996 and 1997, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IWC Holdings as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

           The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             KPMG Peat Marwick LLP

Mountain View, California
April 10, 1998

                        INDEPENDENT AUDITORS' REPORT

REPORT NO. 27181S

The Board of Directors and Stockholders
PT RAJASA HAZANAH PERKASA AND SUBSIDIARY


           We have audited the consolidated balance sheets of PT Rajasa Hazanah Perkasa and Subsidiary as of December 31, 1996 and the related consolidated statements of income and deficit and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PT Rajasa Hazanah Perkasa and its subsidiary as of December 31, 1996 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the Republic of Indonesia.

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

PRASETIO, UTOMO & CO.


Drs M.P. Sibarani
License No. SI.570/MK.17/1993

March 24, 1997

                         INDEPENDENT AUDITORS' REPORT

To the shareholders of Star Digitel Limited

           We have audited the consolidated balance sheets of Star Digitel Limited and subsidiaries as of December 31, 1997, and the related consolidated profit and loss account and cash flow statement for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

           We conducted our audit in accordance with generally accepted auditing standards in Hong Kong, which are substantially similar to generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Digitel Limited and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in Hong Kong.

           Generally accepted accounting principles in Hong Kong vary in certain respects with those in the United States of America. A description of the significant differences between those two generally accepted accounting principles and the approximate effects of those differences on net loss and shareholders' deficit are set forth in Note 23 to the consolidated financial statements (not presented separately herein).




Hong Kong,                                   Arthur Andersen & Co.
April 13, 1998.

     INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1997
                      (In thousands, except share data)

                                         ASSETS                                                   1996                  1997
                                                                                              --------------        --------------
Current assets:
   Cash and cash equivalents (including restricted cash of $1,500 in 1997)...................   $  41,657                 4,410
   Investments in affiliates held for sale...................................................       2,062                 1,873
   Other current assets......................................................................      10,689                10,533
                                                                                              --------------        --------------
     Total current assets....................................................................      54,408                16,816
Property and equipment, net..................................................................      18,426                22,406
Notes receivable from affiliate..............................................................          --                 4,583
Investments in affiliates....................................................................      68,394                57,432
Telecommunication licenses and other intangibles, net........................................      18,484                12,521
Debt issuance costs, net.....................................................................       6,431                 7,961
License deposit and other assets ............................................................       3,215                 1,650
                                                                                              --------------        --------------
      Total assets..........................................................................    $ 169,358               123,369
                                                                                              --------------        --------------
                                                                                              --------------        --------------

                                       LIABILITIES, MINORITY INTERESTS, REDEEMABLE CONVERTIBLE
                                              PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses..................................................      $   7,313                11,012
   Bank liability..........................................................................            --                 5,000
                                                                                              --------------        --------------
      Total current liabilities............................................................         7,313                16,012
  Long-term debt, net......................................................................        75,466               123,072
                                                                                              --------------        --------------
      Total liabilities....................................................................        82,779               139,084
  Commitments and contingencies (Note 13)
  Minority interests in consolidated subsidiaries..........................................         5,685                 8,675
  Redeemable convertible preferred stock, $.01 par value per share;
      21,541,480 and 33,231,480 shares designated in 1996 and 1997, respectively; 15,973,200 and 15,981,876 shares issued and
      outstanding in 1996 and 1997, respectively; net of note receivable from stockholder of $26 in 1996 and 1997; liquidation and minimum
      redemption value of $107,459.........................................................       103,021               105,306
  Stockholders' deficit:
      Preferred stock, $.01 par value per share;
        6,768,520 shares designated; 933,200 shares issued and
        outstanding in 1996 and 1997; liquidation value of $793............................             9                     9
      Common stock, $.01 par value per share; 26,000,000 and 66,000,000 shares authorized in 1996 and 1997, respectively; 636,720 and 1,310,230
        shares issued and outstanding in 1996 and 1997, respectively.......................             6                    13
Additional paid-in capital.................................................................        31,060                52,937
Note receivable from stockholder...........................................................          (152)                 (152)
Deferred compensation......................................................................            --                (1,209)
Unrealized gain on investments.............................................................            68                    --
Cumulative translation adjustment..........................................................           271                (1,970)
Accumulated deficit........................................................................       (53,389)             (179,324)
                                                                                              --------------        --------------
      Total stockholders' deficit..........................................................       (22,127)             (129,696)
                                                                                              --------------        --------------
      Total liabilities, minority interests, redeemable
        convertible preferred stock and stockholders' deficit..............................     $ 169,358               123,369
                                                                                              --------------        --------------
                                                                                              --------------        --------------

                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                   (In thousands)

                                                                                      1995            1996            1997
                                                                                   ------------    ------------   -------------
Operating revenues.........................................................        $        --             869           3,275
Cost of revenues...........................................................                 --           1,948           3,471
                                                                                   ------------    ------------   -------------
                                                                                            --          (1,079)           (196)

Operating expenses:
   Selling, general and administrative expenses............................              6,365          17,333          31,174
   Equity in losses of affiliates..........................................              3,756          11,258          42,584
   Impairment in asset value...............................................                 --             525          24,000
   Minority interests in losses of consolidated subsidiaries...............                 --            (275)         (1,148)
                                                                                   ------------    ------------   -------------
     Loss from operations..................................................            (10,121)        (29,920)        (96,806)
Other income (expense):
   Interest income.........................................................                232           1,823           1,599
   Interest expense........................................................             (1,354)         (6,790)        (27,524)
   Other...................................................................                (28)         (1,021)           (919)
                                                                                   ------------    ------------   -------------

Net loss...................................................................        $   (11,271)        (35,908)       (123,650)
                                                                                   ------------    ------------   -------------
                                                                                   ------------    ------------   -------------

      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

       INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                (In thousands)

                                         PREFERRED STOCK           COMMON STOCK          ADDITIONAL  NOTE RECEIVABLE
                                      ---------------------    ---------------------       PAID-IN        FROM
                                        SHARES       AMOUNT        SHARES      AMOUNT      CAPITAL    STOCKHOLDER
                                        ------       ------        ------      -------     -------   -------------
Balances as of December 31, 1994...   1,200,000      $   12         76,080      $   1          625            (152)
Issuance of common stock...........          --          --        251,920          2          124              --
Accretion of redeemable
  convertible preferred stock......          --          --             --         --           --              --
Foreign currency translation.......          --          --             --         --           --              --
Net loss...........................          --          --             --         --           --              --
                                      ---------     -------    -----------    -------   ----------   -------------

Balances as of December 31, 1995...   1,200,000          12        328,000          3          749            (152)
Conversion of Series A
  preferred stock to common stock..    (266,800)         (3)       266,800          3           --              --
Exercise of stock options..........          --          --         41,920         --           11              --
Issuance of common stock warrants..          --          --             --         --       30,300              --
Unrealized gain on investments.....          --          --             --         --           --              --
Foreign currency translation.......          --          --             --         --           --              --
Accretion of redeemable
  convertible preferred stock......          --          --             --         --           --              --
Net loss...........................          --          --             --         --           --              --
                                      ---------     -------    -----------    -------   ----------   -------------

Balances as of December 31, 1996...     933,200           9        636,720          6       31,060            (152)
Exercise of stock options..........          --          --        180,000          2           43              --

Issuance of common stock warrants..          --          --             --         --       11,701              --
Issuance of common stock...........          --          --        493,510          5        6,154              --
Value assigned to Debt
  Conversion Feature of IWCH
  Pakistan Facility................          --          --             --         --        3,979              --
Deferred compensation..............          --          --             --         --           --              --

Amortization of deferred
    compensation...................
Net warrant exercises of
    redeemable convertible                   --          --             --         --           --              --
    preferred stock................
Accretion of redeemable
    convertible preferred stock....          --          --             --         --           --              --
Unrealized loss on investments.....          --          --             --         --           --              --
Foreign currency translation.......          --          --             --         --           --              --
Net loss...........................          --          --             --         --           --              --
                                      ---------     -------    -----------    -------   ----------   -------------
Balances as of December 31, 1997...     933,200     $     9      1,310,230      $  13       52,937            (152)
                                      ---------     -------    -----------    -------   ----------   -------------
                                      ---------     -------    -----------    -------   ----------   -------------


                                                          UNREALIZED       CUMULATIVE                          TOTAL
                                          DEFERRED      GAIN (LOSS) ON    TRANSLATION       ACCUMULATED    STOCKHOLDERS'
                                        COMPENSATION      INVESTMENTS      ADJUSTMENT         DEFICIT         DEFICIT
                                       -------------    --------------    ------------      -----------    -------------
Balances as of December 31, 1994...               --               --              --          (3,640)          (3,154)
Issuance of common stock...........               --               --              --              --              126
Accretion of redeemable
  convertible preferred stock......               --               --              --            (459)            (459)
Foreign currency translation.......               --               --              (1)             --               (1)
Net loss...........................               --               --              --         (11,271)         (11,271)
                                       -------------    -------------   -------------    ------------   --------------

Balances as of December 31, 1995...               --               --              (1)        (15,370)         (14,759)
Conversion of Series A
  preferred stock to common stock..               --               --              --              --               --
Exercise of stock options..........               --               --              --              --               11
Issuance of common stock warrants..               --               --              --              --           30,300
Unrealized gain on investments.....               --               68              --              --               68
Foreign currency translation.......               --               --             272              --              272
Accretion of redeemable
  convertible preferred stock......               --               --              --          (2,111)          (2,111)
Net loss...........................               --               --              --         (35,908)         (35,908)
                                       -------------    -------------   -------------    ------------   --------------

Balances as of December 31, 1996...               --               68             271         (53,389)         (22,127)
Exercise of stock options..........               --               --              --              --               45

Issuance of common stock warrants..               --               --              --              --           11,701
Issuance of common stock...........               --               --              --              --            6,159
Value assigned to Debt
  Conversion Feature of IWCH
  Pakistan Facility................               --               --              --              --            3,979
Deferred compensation..............          (1,453)               --              --              --           (1,453)
Amortization of deferred
    compensation...................              244               --              --              --              244
Net warrant exercises of
    redeemable convertible                        --               --              --             (81)             (81)
    preferred stock................
Accretion of redeemable
    convertible preferred stock....               --               --              --          (2,204)          (2,204)
Unrealized loss on investments.....               --             (68)              --              --              (68)
Foreign currency translation.......               --               --          (2,241)             --           (2,241)
Net loss...........................               --               --              --        (123,650)        (123,650)
                                       -------------    -------------   -------------    ------------   --------------
Balances as of December 31, 1997...           (1,209)              --          (1,970)       (179,324)        (129,696)
                                       -------------    -------------   -------------    ------------   --------------
                                       -------------    -------------   -------------    ------------   --------------

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (In thousands)

                                                                                            1995             1996         1997
                                                                                            ----             ----         ----
Cash flows from operating activities:
   Net loss.............................................................................. $(11,271)        (35,908)     (123,650)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation.....................................................................       37             732         1,885
        Amortization of telecommunication licenses and other intangibles.................      294           1,103         1,249
        Amortization of debt issuance costs..............................................       --             369         9,196
        Amortization of long-term debt discount..........................................       --           5,764        17,319
        Amortization of deferred compensation............................................       --              --           244
        Equity in losses of affiliates...................................................    3,756          11,258        42,584
        Gain on sale of affiliate........................................................       --              --       (1,156)
        Accrual of interest on long-term debt............................................       --              --         1,287
        Minority interests in losses of consolidated subsidiaries........................       --             275         1,148
        Issuance of common stock warrants................................................       --              --        10,248
        Impairment in asset value........................................................       --             525        24,000
        Unrealized gain (loss) on investments............................................       --              68          (68)
        Changes in operating assets and liabilities:
          Other current assets...........................................................     (350)         (2,480)       (6,377)
          Accounts payable and accrued expenses..........................................    5,557           1,246         3,699
            Net cash used in operating activities........................................   (1,977)        (17,048)      (18,392)

Cash flows from investing activities:
   Issuance of notes receivable from affiliates                                                 --          (1,058)       (4,873)
   Repayment of notes receivable from affiliates.........................................     (113)            583           635
   Issuance of notes receivable..........................................................       --          (3,231)         (563)
   Repayment of notes receivable.........................................................       --           1,800         1,496
   Advances to affiliate.................................................................     (728)         (1,921)           --
   Investments in affiliates held for sale...............................................       --              --          (211)
   Proceeds from sale of affiliate.......................................................       --              --         3,218
   Purchases of property and equipment...................................................   (4,218)         (8,657)       (5,865)
   Purchase of subsidiary................................................................       --          (3,198)           --
   Investments in affiliates.............................................................  (19,589)        (31,943)      (41,411)
   Minority interest in consolidated subsidiaries........................................       --           5,410         1,842
   Purchase of telecommunication licenses and other intangibles..........................  (12,153)         (5,772)           --
   License deposits and other assets.....................................................       70          (8,197)        6,820
            Net cash used in investing activities........................................  (36,731)        (56,184)      (38,912)

Cash flows from financing activities:
   Proceeds from issuance of notes payable...............................................   28,138              --            --
   Repayment of notes payable............................................................   (2,050)         (4,000)           --
   Proceeds from revolving credit facility...............................................       --           7,000            --
   Repayment of revolving credit facility................................................       --          (7,000)           --
   Net proceeds from issuance of stock and warrants......................................   27,720          30,300            --
   Exercise of stock options.............................................................       --              11            45
   Debt issuance costs...................................................................       --          (6,800)       (6,747)
   Proceeds from issuance of long-term debt..............................................       --          69,702        29,000
            Net cash provided by financing activities ...................................   53,808          89,213        22,298

Effect of foreign currency exchange rates on cash and cash equivalents...................       --             278        (2,241)

Net increase (decrease)  in cash and cash equivalents....................................   15,100          16,259       (37,247)
Cash and cash equivalents at beginning of year ..........................................   10,298          25,398        41,657
Cash and cash equivalents at end of year ................................................ $ 25,398          41,657         4,410
                                                                                         ----------      ----------     ---------
                                                                                         ----------      ----------     ---------
Supplemental cash flow information
     Cash paid for interest ............................................................. $    949             662           --
                                                                                         ----------      ----------     ---------
                                                                                         ----------      ----------     ---------

                                             F-8

       INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY

                          (In thousands)





Noncash financing and investing activities:

   Conversion of loans to equity...................................................      $   24,307           2,052            --
                                                                                         ----------      ----------     ---------
                                                                                         ----------      ----------     ---------

   Conversion of note receivable to investment in affiliate........................      $    2,020              --            --
                                                                                         ----------      ----------     ---------
                                                                                         ----------      ----------     ---------

   Net warrant exercises of redeemable convertible preferred stock ................      $       --              --            81
                                                                                         ----------      ----------     ---------
                                                                                         ----------      ----------     ---------

   Issuance of common stock warrants in connection with Pakistan Bridge Facility,
   Mobilink Finder's Fee and Vanguard/Star Digitel Guarantee..........................   $      --               --         7,967
                                                                                         ----------      ----------     ---------
                                                                                         ----------      ----------     ---------

   Value assigned to Debt Conversion Feature of IWCH Pakistan Facility.............      $      --               --         3,979
                                                                                         ----------      ----------     ---------
                                                                                         ----------      ----------     ---------

   Exchange of redeemable convertible preferred stock for investments in
   affiliates and telecommunication licenses and other intangibles................       $   25,000              --            --
                                                                                         ----------      ----------     ---------
                                                                                         ----------      ----------     ---------

   Exchange of common stock for investment in subsidiary/affiliate.................      $      125              --         6,159
                                                                                         ----------      ----------     ---------
                                                                                         ----------      ----------     ---------

   Note payable assumed in connection with an affiliate............................      $    4,000              --            --
                                                                                         ----------      ----------     ---------
                                                                                         ----------      ----------     ---------

   Effect of net assets of subsidiary previously accounted for by the
   equity method...................................................................      $       --           4,395            --
                                                                                         ----------      ----------     ---------
                                                                                         ----------      ----------     ---------

   Accretion of redeemable convertible preferred stock.............................      $      459           2,111         2,204
                                                                                         ----------      ----------     ---------
                                                                                         ----------      ----------     ---------

   Vanguard Warrant/Option Exchange................................................      $       --              --         3,734
                                                                                         ----------      ----------     ---------
                                                                                         ----------      ----------     ---------

   Bank liability assumed in connection with an affiliate..........................      $       --              --         5,000
                                                                                         ----------      ----------     ---------
                                                                                         ----------      ----------     ---------

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

(1)  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

     International Wireless Communications Holdings, Inc. ("IWC Holdings") was incorporated in Delaware in July 1996 as a holding company whose primary assets are all of the issued and outstanding capital stock of International Wireless Communications, Inc. ("IWC") and notes receivable from IWC (IWC Holdings and IWC are collectively referred to herein as the "Company"). IWC was incorporated in Delaware in January 1992 and develops, owns and operates wireless communications companies in major emerging markets in Asia and Latin America. The Company, together with its strategic partners, provides cellular services in China, Pakistan and Indonesia, and is developing a digital enhanced specialized mobile radio ("ESMR") network in Brazil.

     The Company has suffered significant recurring losses from operations and has a capital deficiency that raise substantial doubt about its ability to continue as a going concern. To date, the Company has invested principally in local wireless businesses ("LWBs") that are in their early stages of development, have a limited number of subscribers and are expected to incur losses for a substantial period of time. The Company's losses have been funded from cash previously raised through the sale of debt and equity securities. The losses of the LWBs in which the Company is a significant shareholder have been funded principally from equity infusions and advances from the Company or other shareholders of the LWB. Pursuant to their business strategies, all of the Company's subsidiaries and affiliates expect to continue making expenditures to build-out their telecommunications networks and fund operating losses which will require substantial amounts of cash. Each of the Company's LWBs intends to raise the required level of cash through combinations of capital infusions from existing or new shareholders, equipment financing from equipment vendors or lending banks and/or debt financing. The Company is committed to participate in such financings, when necessary, for its core investments in China, Pakistan, Indonesia and Brazil in order to maintain its current level of ownership, and in certain cases, to increase its level of ownership. In order to obtain the additional funds it needs to continue operating at planned levels, the Company will need substantial funds from additional debt and/or equity financings. The Company's plans with respect to obtaining additional capital include additional shareholder investment of which $10,000,000 was obtained in March 1998, (see Note 16) and sale of non-strategic wireless investments. In recent months, the Company and its LWBs have experienced significant difficulties in obtaining adequate financing to fund operations. As a result, the majority of the LWB's business plans have been delayed. Additional delays may negatively affect the ability of the Company to realize the full value of the Company's investments. The Company has further retained a financial advisor for the purpose of evaluating its strategic and financial alternatives. There can be no assurance that the Company or any of its interests in any of its LWBs can be sold or that the Company or its LWBs can obtain any additional debt or equity financing. If the Company cannot obtain additional financing, the Company will have to significantly curtail its operations including delaying, scaling back or eliminating one or more of its projects or merging, selling, liquidating or suffering dilution in one or more of its investments. The failure of the Company to participate in capital calls for Star Digitel Limited ("Star Digitel") and International Wireless Communications Pakistan Limited ("IWCPL") in particular will result in substantial dilution. The curtailment of operations could result in the loss or revocation of telecommunication licenses held by the LWBs.

     In connection with the Debt Offering (see Note 9), IWC Holdings and IWC completed a reorganization in which IWC became a wholly owned subsidiary of IWC Holdings through the conversion of each share of the then-outstanding capital stock of IWC into 40 shares of the corresponding class and series of stock of IWC Holdings (the "Stock Conversion"). All data related to shares and per share amounts for all periods presented have been adjusted to reflect the effect of the reorganization and the Stock Conversion.

     Consistent with industry practice, the Company considers itself to be operating in one business segment.

BASIS OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of IWC, its wholly owned subsidiary, Servicos de Radio Comunicacoes Ltda. ("SRC"), various offshore holding companies, and a majority owned subsidiary, PeruTel S.A. ("PeruTel"). The consolidated financial statements for the years ended December 31, 1996 and 1997 also include the accounts of TeamTalk Limited ("TeamTalk"), a wholly-owned subsidiary, since April 30, 1996, the effective date of the acquisition (see Note 5); Wireless Data Services, Ltd. ("WDS") since February 1996 (64% interest as of December 31, 1997); Star Telecom Overseas (Cayman Islands) Limited ("STOL") since August 1996 (56% interest as of December 31, 1997) and Uniworld S.A. (formerly Promociones Telefonicas S.A. ("Protelsa")) ("Uniworld") since December 1996 (66% interest as of December 31, 1997). All significant intercompany accounts and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

     The functional currency for the Company's foreign operating entities is the applicable local currency, except for those entities located in highly inflationary countries. Translation from the applicable foreign currencies to U.S. dollars is performed for monetary assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses, net of applicable deferred income taxes, resulting from such translation, if material, are included in stockholders' deficit. Gains or losses resulting from foreign currency transactions are included in other income. Foreign currency gains or losses associated with transactions of investments accounted for under the equity method of accounting are reflected as a component of equity in gains or losses from affiliates. For non-operating foreign investees and for the Company's investee in Brazil, a highly inflationary country, the functional currency is the U.S. dollar. Remeasurement adjustments for foreign entities, where the U.S. dollar is the functional currency, and exchange gains and losses arising from transactions denominated in a currency other than the functional currency, are included in other income and are not material in any of the years presented.

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

     The Company has classified its investments in certain debt and equity securities as "available for sale". Such investments are recorded at fair value, with unrealized gains and losses reported as a separate component of stockholders' deficit. The cost of securities sold is based upon the specific identification method.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at original cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years for non-telecommunication equipment and ten years for telecommunication equipment.

INVESTMENTS IN AFFILIATED COMPANIES

     Investments in affiliated companies consist of interests in entities that have been awarded telecommunication licenses to provide various wireless telecommunication services.

     The cost method of accounting is used for the Company's investments in affiliated companies where the Company's voting interest is generally less than 20% and the Company does not exert significant influence. Under the cost method, the investment is recorded at cost, and income is recognized only to the extent distributed by the investee as dividends. No such dividends were declared or distributed for any of the years presented. Write-downs to the recorded historical cost are recognized when the Company believes that an other than temporary decline in value of the investment has occurred.

     Where the Company's voting interest is 20% to 50% and the Company does not exercise control, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the investee, limited, in the case of losses, to the extent of the Company's investment therein (except where the Company has extended guarantees of debt of the affiliate) and the amortization of telecommunication licenses and other intangibles, if any. Write-downs from the adjusted historical cost are made when the Company believes an impairment in value has occurred. The amount of the purchase price that exceeded the fair value of the Company's percentage ownership of the equity investee's tangible assets at the date of acquisition reflects the existence of intangible assets of the equity investee. The primary intangible asset of each equity investee consists of the equity investee's telecommunication licenses or rights to participate in such licenses. Amounts attributable to other intangibles, such as workforce, customer lists, and agreements with local companies for transmitter and antenna locations, are not material. Accordingly, the Company has accounted for the excess purchase price as attributable primarily to telecommunication licenses and participation rights and amortizes such intangibles generally over a period of up to 20 years commencing upon the date of completion of the acquisition or commencement of project operations in the case of Star Digitel. To the extent that goodwill exists, the Company believes that the difference in amortization lives between telecommunication licenses and goodwill would not have a material effect on the accompanying consolidated financial statements. In some cases, the terms of the licenses held by the equity investees are less than twenty years. However, the Company believes that it will be able to renew the licenses indefinitely if it builds out the infrastructure and establishes commercial service. The costs of license renewal are expected to be nominal.

     The Company consolidates entities it controls, generally through greater than 50% ownership interest.

TELECOMMUNICATION LICENSES AND OTHER INTANGIBLES

     The Company has acquired majority ownership interest in various LWBs. These acquisitions have been accounted for under the purchase method and are included in the accompanying consolidated financial statements. The amount of the purchase price that exceeded the underlying fair value of the Company's pro rata ownership in the LWB's net tangible assets at the date of acquisition represents the level of intangible assets of the LWB. The primary intangible asset of each LWB consists of the LWB's telecommunication licenses or rights to participate in such licenses. Given the early stage nature of the acquired entities, amounts attributable to other intangibles, such as workforce, customer lists, and agreements with local companies for transmitter and antenna locations, are not material. Accordingly, the Company has accounted for the excess purchase price as attributable primarily to telecommunication licenses and participation rights. To the extent that goodwill exists, the Company believes that the difference in amortization lives between licenses and goodwill would not have a material effect on the accompanying consolidated financial statements. Licenses are amortized generally over a period of 20 years, commencing upon the date of completion of the acquisition. In some cases, the terms of the licenses held by the LWB's are less than twenty years. However, the Company believes that it will be able to renew the licenses indefinitely if it builds out the infrastructure and establishes commercial service. The costs of license renewal are expected to be nominal. Amortization expense was approximately $294,000, $1,103,000, and $1,249,000 for the years ended December 31, 1995,
1996 and 1997, respectively.

STOCK-BASED COMPENSATION

     The Company uses the intrinsic value-based method of Accounting Principles Board ("APB") Opinion No. 25 to account for its employee stock-based compensation plans.

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

BUSINESS AND CREDIT CONCENTRATIONS AND RISK FACTORS

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company's cash equivalents are comprised of investment grade short-term debt instruments. Management believes that the financial risks associated with such deposits are minimal.

     Included in the Company's consolidated balance sheet as of December 31, 1996 and 1997, are long-term investments in various LWBs in such developing countries as Brazil, China, India, Indonesia, Malaysia, Pakistan, New Zealand and Peru.

     Each IWC subsidiary and affiliate has a unique and distinct market, operating and regulatory environment, and local economy with different subscription rates and costs to build and operate the systems. Achieving each operating plan is dependent upon successfully contending not only with normal risks associated with constructing and operating wireless properties, but also risks unique to operating in foreign emerging countries, such as regulatory compliance, contractual restrictions, labor laws, expropriation, nationalization, political, economic or social instability, and confiscatory taxation.

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

     The U.S. dollar-denominated value of the Company's investment in its operating companies and other wireless projects is partially a function of the currency exchange rate between the U.S. dollar and the applicable local currency. In addition, such operating companies and other wireless projects will report their results of operations in the local currency and, accordingly, the Company's results of operations may be adversely affected by changes in currency exchange rate risks. As a result, the Company may experience economic loss with respect to its investments and fluctuations in its results of operations solely as a result of currency exchange rate fluctuations. During the latter half of 1997, the Company experienced significant equity losses relating to its investments in Asia, particularly in PT Rajasa Hazanah Perkasa ("RHP"), the Company's cellular affiliate in Indonesia, due in large part to the significant devaluation of the Indonesian rupiah and the related remeasurement of its U.S. dollar-denominated credit facility. The Company expects to experience continued foreign currency translation losses in Asia, particularly where U.S. dollar-denominated debt exists. This may also impact the Company's ability to raise debt at the operating company level in Asia in the foreseeable future. The company does not carry currency convertibility risk insurance or engage in foreign currency hedge transactions.

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

     The recoverability of property and equipment, investments in equity and cost investee companies, and the value attributed to telecommunications licenses, is dependent upon the successful build-out of system infrastructure, obtaining additional licenses by investee companies, and successful development of systems in each of the respective markets in which the Company's investees operate or through the sale of such assets. In 1996, the Company wrote off its investments in HFCL Mobile Radio, Ltd. ("HFCL") and PT Binamolti Visvalindo ("PTBV") of $320,000 and $205,000, respectively, based on management's decision to no longer pursue such projects. In 1997, the Company wrote off its investments in M/S Mobilcom (Pte) Ltd. ("Mobilcom Pakistan") and PT Mobilkom Telekomindo ("Mobilkom") of $4,714,000 and $1,500,000, respectively, and wrote down its investment in Prismanet (M) Sdn. Bhd. (formerly STW) ("Prismanet") by $11,683,000 ($7,683,000 as an equity investment and $4,000,000 as a cost investment) and RHP by $1,103,000 based on management's decision to no longer pursue the Mobilcom Pakistan project and significant other than temporary impairments in the Company's estimate of the net realizable value in both Mobilkom, Prismanet and RHP (see Notes 4 and 5). In addition, the Company recorded its pro rata share of reserves associated with the Prismanet "keep well" of $5,000,000 (see Note 13). All such impairment write-offs and write-downs are classified as impairment in asset value on the accompanying consolidated statements of operations for the years ended December 31, 1996 and 1997.

RECLASSIFICATIONS

     Certain amounts in the accompanying 1995 and 1996 consolidated financial statements have been reclassified to conform with the 1997 consolidated financial statement presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company will adopt SFAS No. 130 in fiscal 1998.

     The Financial Accounting Standards Board recently issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. The Company will adopt SFAS No. 131 in fiscal 1998. The Company has determined that it does not have any separately reportable business segments.

(2)  CASH AND CASH EQUIVALENTS

     The Company has invested in a variety of short-term, highly liquid investments all with original maturities of 90 days or less. As of December 31, 1996, the Company had cash of $11,811,000, and cash equivalents consisting of money market mutual funds and U.S. government and agency obligations totaling $3,009,000 and

$26,837,000, respectively. Unrealized gains on U.S. government and agency obligations of $68,000 is included as a component of stockholders' deficit on the accompanying consolidated balance sheet as of December 31, 1996. As of December 31, 1997, the Company had cash of $669,000 and cash equivalents consisting of money market mutual funds and seven day fixed term deposits totaling $2,141,000 and $1,600,000, respectively.

(3)  BALANCE SHEET COMPONENTS

     Balance sheet components as of December 31 are as follows (in thousands):

                                                                                                 1996               1997
                                                                                             --------------    ---------------
Other current assets
  Employee receivables...............................................................        $         179                272
  Taxes receivables..................................................................                  820                805
  Accounts receivable................................................................                  348              1,797
  Other receivables..................................................................                1,373              5,487
  License deposit....................................................................                5,255                 --
  Notes receivable...................................................................                1,431                776
  Notes receivable from affiliates...................................................                  813                290
  Prepaid expenses and other.........................................................                  470              1,106
                                                                                             --------------    ---------------
                                                                                             $      10,689             10,533
                                                                                             --------------    ---------------
                                                                                             --------------    ---------------

Property and equipment
  Furniture and fixtures.............................................................        $         320                296
  Computer and office equipment......................................................                  935              1,412
  Automobiles........................................................................                  197                248
  Leasehold improvements.............................................................                  276                545
  Telecommunication equipment........................................................                9,930             17,854
  Construction in process............................................................                7,620              4,788
                                                                                             --------------    ---------------
                                                                                                    19,278             25,143
Less accumulated depreciation........................................................                  852              2,737
                                                                                             --------------    ---------------
     Property and equipment, net.....................................................        $      18,426             22,406
                                                                                             --------------    ---------------
                                                                                             --------------    ---------------

Telecommunication licenses and other intangibles
  SRC/Via 1 project..................................................................        $       6,680              6,680
  Mobilcom Pakistan..................................................................                5,439                725
  TeamTalk...........................................................................                1,760              1,760
  STOL...............................................................................                3,965              3,965
  Protelsa...........................................................................                1,557              1,557
  WDS................................................................................                  221                221
  Other..............................................................................                  200                200
                                                                                             --------------    ---------------
                                                                                                    19,822             15,108
  Less accumulated amortization......................................................                1,338              2,587
                                                                                             --------------    ---------------
         Telecommunication licenses and other intangibles, net.......................        $      18,484             12,521
                                                                                             --------------    ---------------
                                                                                             --------------    ---------------

Accounts payable and accrued expenses
  Accounts payable..................................................................         $       5,163              4,187
  Professional services.............................................................                   718              1,237
  Employee compensation and benefits................................................                   619                886
  Equipment purchases...............................................................                    27              3,393
  Interest..........................................................................                    --                525
  Other.............................................................................                   786                784
                                                                                             --------------    ---------------
                                                                                             $       7,313             11,012
                                                                                             --------------    ---------------
                                                                                             --------------    ---------------

(4)  INVESTMENTS IN AFFILIATES HELD FOR SALE

     In June 1997, the Company sold its 1.56% equity interest in Corporation Mobilcom S.A. de C.V. ("Mobilcom Mexico") for $3,218,000 to a third party affiliated with an existing shareholder in Mobilcom Mexico. The Company carried this investment in Mobilcom Mexico at its historical cost basis of $2,062,000. As a result, the Company reported a gain of $1,156,000 in other income as of December 31, 1997. In compliance with the Indenture (see Note
9), proceeds from the disposition of the Company's interest in Mobilcom Mexico were used for Permitted Investments (as defined) within 270 days after the date of disposition.

     In June 1997, the Company initiated the disposition of three additional enhanced capacity trunked radio ("ECTR") investments as the Company re-aligns its investment strategy and re-distributes its resources to its larger cellular and ESMR investments. The investments held for sale include TeamTalk, the Company's wholly owned New Zealand subsidiary; Universal Telecommunications Service, Inc. ("UTS") in the Philippines and Mobilkom in Indonesia. In December 1997, the Company wrote off its investment in Mobilkom of $1,500,000 (see Note 1) as it does not expect to receive any proceeds from a sale of this interest as a result of Mobilkom's delay in the execution of its business plan and the effects of the Asian economic crisis on this investment. The Company expects that the sale of Team Talk and UTS may occur in 1998. The Company anticipates that the proceeds from disposition of Team Talk and UTS will not materially differ from the Company's historical cost basis.

     Investments in affiliates held for sale as of December 31 are as follows (in thousands):

                                                              1996                  1997
                                                        -----------------     ------------------
Mobilcom Mexico.....................................    $           2,062                    --
UTS.................................................                   --                  1,873
                                                        -----------------     ------------------
                                                        $           2,062                  1,873
                                                        -----------------     ------------------
                                                        -----------------     ------------------

    In July 1997, the Company changed its method of accounting for its investment in UTS from the equity method to the cost method since its ownership interest was reduced from 19.04% to 15.41% as the Company elected not to participate in a recent capital call. The Company has not changed the basis of accounting for the remaining investments held for sale. The Company continues to consolidate TeamTalk and has not reclassified this investment as an asset held for sale. The Company's investment in, and advances to, TeamTalk amounted to $17,979,000 as of December 31, 1997. Selected audited financial information for TeamTalk is as follows as of and for the year ended December 31, 1997 (in thousands):

Current assets....................................................................    $     803
Noncurrent assets.................................................................       12,913
Current liabilities...............................................................        3,889
Noncurrent liabilities ...........................................................        9,427
Net revenues......................................................................        1,811
Net loss..........................................................................       (3,235)

(5)  INVESTMENTS IN AFFILIATES

     Investments in affiliates represent interests in various LWBs in several developing countries. These investments are accounted for under the equity or cost methods of accounting.

EQUITY INVESTMENTS

     For investments in companies in LWBs in which the Company's voting interest is 20% to 50%, or for investments in companies in which the Company exerts significant influence through board representation and management authority even if its ownership is less than 20%, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of gains or losses of affiliates, limited to the extent of the Company's investment in and advances to affiliates, including any debt guarantees or other contractual funding commitments. All affiliated companies have fiscal years ended December 31. Investments in affiliated companies are as follows (dollars in thousands):

                                                                              AS OF AND FOR THE YEAR ENDED
                                                                                    DECEMBER 31, 1995
                                                         --------------------------------------------------------------------------
                                                          MALAYSIA    INDONESIA   NEW ZEALAND    INDIA     INDONESIA
                                                         ---------    ----------  ----------     ------    ---------
                                                         PRISMANET       RHP        TEAMTALK      HFCL        PTBV         TOTALS
                                                         ---------    ---------   -----------    ------    ---------    ----------
Percentage of ownership...............................          30%(1)      25%         50%        49%        49%
Investments in affiliated companies as of
    December 31, 1994.................................   $   1,400          --         284         --         --           1,684
Additional investment.................................      20,770      25,530       2,569        243        206          49,318
Amortization..........................................        (638)       (319)         (7)        (1)        (1)           (966)
Losses................................................      (1,291)       (991)       (508)        --         --          (2,790)
                                                         ---------    --------    --------     ------      -----        --------
Equity in losses of affiliates........................      (1,929)     (1,310)       (515)        (1)        (1)         (3,756)
                                                         ---------    --------    --------     ------      -----        --------
Investments in affiliated companies as of
    December 31, 1995.................................   $  20,241      24,220       2,338        242        205          47,246
                                                         ---------    --------    --------     ------      -----        --------
                                                         ---------    --------    --------     ------      -----        --------
Portion of investment exceeding the Company's share
    of the underlying historical net assets as of
    December 31, 1995.................................   $  16,821      23,361       1,526        242        205          42,155
                                                         ---------    --------    --------     ------      -----        --------
                                                         ---------    --------    --------     ------      -----        --------

(1) The Company, along with the other Prismanet shareholders, agreed to provide certain support in connection with a Malaysian Ringgit 91,000,000 (approximately $23,400,000 as of December 31, 1997) senior credit facility obtained by Prismanet with a Malaysian bank syndicate (see Note 13).

                                                           AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1996
                                        -------------------------------------------------------------------------------------------
                                        MALAYSIA    INDONESIA     CHINA       PHILIPPINES  NEW ZEALAND   INDIA  INDONESIA
                                        ---------   ----------  ------------  -----------  -----------  ------  ---------
                                        PRISMANET       RHP     STAR DIGITEL      UTS        TEAMTALK    HFCL     PTBV       TOTALS
                                        ---------   ----------  ------------  -----------  -----------  ------  ----------  -------
Percentage of ownership.................       30%(1)     28%        40%           19%(2)       100%(3)     49%(4)   49%(4)

Investments in affiliated companies as
of December 31, 1995.................... $ 20,241     24,220         --            --         2,338        242      205     47,246


Additional investment (reclassification)    1,201      8,556     20,000         1,906        (1,736)        78       --     30,005

Impairment in asset value...............       --         --         --            --            --       (320)    (205)      (525)

Amortization............................     (969)    (1,278)      (347)          (51)           --         --       --     (2,645)
(Losses) gains..........................   (3,563)    (3,468)    (1,000)           20          (602)        --       --     (8,613)
                                        ---------  ---------   --------       -------       -------     ------  -------    -------
Equity in losses of affiliates..........   (4,532)    (4,746)    (1,347)          (31)         (602)        --       --    (11,258)
                                        ---------  ---------   --------       -------       -------     ------  -------    -------

Investments in affiliated companies as
of December 31, 1996....................$  16,910     28,030     18,653         1,875            --         --       --     65,468

Portion of investment exceeding the
Company's share of the underlying
historical net assets as of
December 31, 1996.......................$  15,852     28,030     10,653           882            --         --       --     55,417

(1) The Company, along with the other Prismanet shareholders, agreed to provide certain support in connection with a Malaysian Ringgit 91,000,000 (approximately $23,400,000 as of December 31, 1997) senior credit facility obtained by Prismanet with a Malaysian bank syndicate (see Note 13).

(2) Reflects an additional investment of $532,000, of which $354,000 was paid in 1996 and the remainder was paid in January 1997, pursuant to an agreement dated September 25, 1996. This investment was previously accounted for as a cost investment.

(3) Reflects acquisition of the remaining 50% of TeamTalk, effective April 30, 1996, pursuant to an agreement dated June 24, 1996.

(4) HFCL and PTBV were fully written off during 1996 based on management's decision to no longer pursue these projects.

                                                                 AS OF AND FOR THE YEAR ENDED DECEMBER 31, 1997
                                            --------------------------------------------------------------------------------------
                                            MALAYSIA    INDONESIA    CHINA  PHILIPPINES    PAKISTAN      THAILAND
                                            ---------   ---------  -------- -----------   -----------  -------------
                                                                                                         WORLDPAGE
                                                                     STAR                             COMPANY LIMITED
                                            PRISMANET       RHP     DIGITEL     UTS          IWCPL    ("WORLDPAGE")        TOTALS
                                            ---------   ---------  -------- -----------   ----------- ---------------      ------
Percentage of ownership.....................    22.5%(1)     28%       40%          15%(2)        34%          11%

Investments in affiliated companies as of
December 31, 1996...........................$ 16,910     28,030    18,653        1,875            --           --          65,468

Additional investment (reclassification)....  (4,000)        --     9,000       (1,662)       26,127        4,500          33,965

Impairment in asset value...................  (7,683)    (1,103)       --           --            --           --          (8,786)

Amortization................................    (885)    (1,676)     (731)         (23)           --          (37)         (3,352)
Losses .....................................  (4,342)   (25,251)   (7,800)        (190)       (1,518)        (131)        (39,232)
                                            --------   --------   --------     -------      --------      -------        --------
Equity in losses of affiliates..............  (5,227)   (26,927)   (8,531)        (213)       (1,518)        (168)        (42,584)
                                            --------   --------   --------     -------      --------      -------        --------

Investments in affiliated companies as of
December 31, 1997...........................$     --         --     19,122          --        24,609        4,332          48,063
                                            --------   --------   --------     -------      --------      -------        --------
                                            --------   --------   --------     -------      --------      -------        --------

Portion of investment exceeding the
Company's share of the underlying
historical net assets as of
December 31, 1997...........................$     --         --     18,922          --            --        2,764          21,197
                                            --------   --------   --------     -------      --------      -------        --------
                                            --------   --------   --------     -------      --------      -------        --------

(1) The Company, along with the other Prismanet shareholders, agreed to provide certain support in connection with a Malaysian Ringgit
     91,000,000 (approximately $23,400,000 as of December 31, 1997) senior credit facility obtained by Prismanet with a Malaysian bank syndicate
     (see Note 13). The Company's ownership interest in Prismanet was reduced from 30% to 22.5% during 1997 as the Company elected not to participate in a recent capital call. Additionally, during 1997 the Company changed its method of accounting for its investment in Prismanet from the equity method to the cost method as the company believes it no longer exerts significant influence.

(2) During 1997, the Company decided to offer UTS for sale and has reclassified this investment to investments in affiliates held for sale (see Note 4).

     In June 1996, the Company entered into an agreement with the other 50% owner of TeamTalk to acquire their 1,700,000 shares of TeamTalk's common stock, as well as to assume TeamTalk's indebtedness to the shareholder totaling $3,022,000, for a total purchase price of approximately $3,198,000. The transaction was accounted for by the purchase method effective April 30, 1996, with the majority of the purchase price paid in July 1996. As of December 31, 1996, TeamTalk was consolidated into the financial statements of the Company as a wholly owned subsidiary. In connection with the incremental investment, the Company reclassified the associated unamortized portion of investment exceeding the Company's share of underlying historical net assets to telecommunication licenses and other intangibles. The fair value of the assets acquired and the liabilities assumed in connection with the acquisition were $8,327,000 and $3,584,000, respectively.

     In September 1996, IWC entered into a subscription agreement (the "Star Digitel Subscription Agreement") with Star Telecom Holding Limited ("STHL"), the Company's partner in STOL, to purchase a 40% equity interest in Star Digitel for an aggregate purchase price of $20,000,000 and accounted for by the purchase method. Pursuant to the Subscription Agreement, in September 1996, IWC also entered into an escrow agreement (the "Star Digitel Escrow Agreement") and deposited, in escrow, $9,000,000 of the $20,000,000 purchase price. In November 1996, in connection with the closing of the Company's acquisition of an equity interest in Star Digitel, the $9,000,000 held in escrow was released to STHL, and the Company funded an additional $11,000,000 to acquire its 40% interest in Star Digitel for an aggregate purchase price of $20,000,000 and assigned $11,000,000 to participation rights in Star Digitel's underlying projects, representing the amount of the purchase price that exceeded the fair value of the Company's percentage ownership of Star Digitel's tangible net assets.

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

     In October 1996, the Company paid $1,000,000 for an option to purchase 50% of Laranda Sdn. Bhd., a 10% shareholder of Prismanet, for an exercise price of $7,200,000 and certain other contractual rights. The Company, at its discretion, allowed the option to lapse on November 6, 1996 and subsequently expensed the entire $1,000,000, which is classified as other expense in the accompanying consolidated statement of operations.

     In June 1997, the Company, including the designated assignee of IWC, IWC China Limited ("IWC China"), amended the Star Digitel Subscription Agreement. The Amendment to Subscription Agreement and Waiver ("Amendment and Waiver") modified certain provisions in the Star Digitel Subscription Agreement, including waiving the fulfillment of the conditions precedent to its obligations to enter into and complete a second subscription of Star Digitel shares for an aggregate subscription price of $19,000,000 and pay and deliver to STHL the second $9,000,000 premium in June 1997. The Company funded the $9,000,000 premium in June 1997. The Company assigned the entire amount of the premium to the participation rights in Star Digitel's underlying projects.

     In August 1997, the Company through its wholly owned subsidiary, Pakistan Wireless Holdings Limited ("PWH"), acquired a 43.48% indirect equity interest in IWCPL for an aggregate purchase price of $22,000,000 (see note
9), of which $15,841,000 was paid in cash and $6,159,000 of which was paid with 493,510 shares of IWCH's common stock. IWCPL used these funds and the proceeds from the sale of the remaining equity of IWCPL to an unrelated party and to Vanguard Pakistan, Inc., a wholly owned indirect subsidiary of Vanguard Cellular Systems, Inc., a significant stockholder of the Company ("Vanguard"), to acquire a 46% equity interest in Pakistan Mobile Communications (Pvt) Limited ("Mobilink"), a cellular telephone service provider in Pakistan, for an aggregate purchase price of $50,600,000. In September 1997, IWCPL consummated the sale of newly issued shares in IWCPL to an unrelated third party for $13,959,000 and used the proceeds to purchase an additional 12.69% equity interest in Mobilink, thereby increasing its equity interest in Mobilink to 58.69%. The Company's indirect equity interest in Mobilink and IWCPL was 20% and 34.08%, respectively, after the consummation of the foregoing transactions. During 1997, the Company also funded an aggregate of $4,127,000 to IWCPL, which amount represents the Company's pro rata share of various capital calls declared by IWCPL. This additional funding brought the Company's investment in IWCPL to $26,127,000, as of December 31, 1997. The Company accounted for its investment in IWCPL using the purchase method of accounting and subsequently has reported this investment under the equity method of accounting.

     In September 1997, the Company paid its pro rata share of a finder's fee to an unrelated third party in connection with its indirect investment in Mobilink primarily through the issuance of a warrant to purchase 81,982 shares of the Company's common stock at an exercise price of $0.01 per share (the "Mobilink Finder's Fee"). The Company recognized a total fee of $1,022,000 million related to the Mobilink Finder's Fee which is included as a component of the cost basis of IWCPL's investment in Mobilink.

     In September 1997, STOL, a company that holds interests in various paging projects in Asia and in which the Company holds a 56% indirect equity interest, invested $4,500,000 for a 20% equity interest in WorldPage, a Thai paging operator. The Company's corresponding indirect equity interest in WorldPage is 11.2%. STOL recorded its investment in WorldPage using the purchase method of accounting and assigned $2,801,000 of its investment to telecommunication licenses and other intangibles, representing the amount of the purchase price that exceeded the fair value of STOL's percentage ownership of WorldPage's tangible net assets.

     In September 1997, the Company recorded a write-down of $7,683,000 in the Company's equity investment in Prismanet based on the Company's estimate of the net realizable value of this investment using a discounted cash flow analysis of Prismanet's revised business plan. The Company believes that a significant other than temporary impairment in the value had occurred due to then recently diminished prospects for the allocation of additional spectrum at a different frequency band to Prismanet by the government of Malaysia in the then foreseeable future. This allocation of additional spectrum is believed by the Company to be critical to support the value of Prismanet's business as proposed to be conducted. In December 1997, the Company changed its method of accounting for its investment in Prismanet from the equity method to the cost method since its ownership interest was reduced from 30% to 24% as the Company elected not to participate in a recent capital call and the Company is no longer able to exercise significant influence over this investment. In December 1997, the Company further wrote down the investment by $4,000,000 and recorded a $5,000,000 reserve associated with the Prismanet "keep well" (see Note13). The remaining investment in Prismanet is zero as of December 31, 1997.

     In December 1997, the Company wrote off its remaining investment in RHP of $1,103,000. As a result of the economic crisis in Asia, the inability of PT Mobile Selular Indonesia ("Mobisel") (the operating company and subsidiary of RHP) to extend bank financing with Nissho Iwai International (Singapore) Pte. Ltd. ("Nissho Iwai"), the negative net equity of RHP and the postponement in the execution of Mobisels' business plan, the Company believes the impairment in the RHP investment is other than temporary. As a result the Company wrote off the remaining equity investment balance. The Company has no further obligations with respect to guarantees or commitments pertaining to RHP or Mobisel.

     Condensed financial statement data, presented in accordance with U.S. generally accepted accounting principles and stated in U.S. dollars for significant affiliated companies accounted for by the equity method follows (in thousands):

                                                                          AS OF AND FOR THE YEAR ENDED
                                                                                 DECEMBER 31, 1995
                                                               ------------------------------------------------------
                                                                 PRISMANET         RHP (A)            TEAM TALK
                                                               --------------   --------------    -------------------
Current assets............................................     $       2,611            5,316                    213
Noncurrent assets.........................................            33,299           21,336                  6,307
Current liabilities.......................................             2,988           17,496                  3,933
Noncurrent liabilities....................................            21,925            6,257                  1,492
Net revenues..............................................               749            5,463                    348
Net loss..................................................            (5,898)          (3,186)                (1,490)


                                                                           AS OF AND FOR THE YEAR ENDED
                                                                               DECEMBER 31, 1996 (B)
                                                               ------------------------------------------------------
                                                                 PRISMANET           RHP             STAR DIGITEL
                                                               --------------   --------------    -------------------
Current assets............................................     $         820           13,354                 11,215
Noncurrent assets.........................................            41,686           64,556                 55,617
Current liabilities.......................................             6,909           23,341                 12,460
Noncurrent liabilities....................................            33,526           63,834                 47,817
Net revenues..............................................             1,858           10,268                    436
Net loss..................................................          (11,873)         (12,072)                (2,618)



                                                           AS OF AND FOR THE YEAR ENDED
                                                                 DECEMBER 31, 1997
                           ----------------------------------------------------------------------------------------
                                 RHP               STAR DIGITEL              IWCPL (C)             WORLDPAGE (D)
                           -----------------   ---------------------    ---------------------   --------------------
                                                                                                    (unaudited)
Current assets.........    $          5,176               12,543                      15,710                 1,865
Noncurrent assets......              56,105              114,748                     118,071                 7,651
Current liabilities....             118,475               77,520                      45,794                 3,324
Noncurrent liabilities.               1,126               49,727                      17,981                   298
Net revenues...........               8,300                5,372                       8,580                 1,016
Net loss...............             (89,151)             (17,149)                     (4,453)                 (504)

------------
(A) For the period March 28, 1995 through December 31, 1995. Net revenues and net loss for the period from January 1, 1995 through March 27, 1995 were $1,821,000 and $387,000, respectively.

(B) Effective April 30, 1996, TeamTalk became a wholly owned subsidiary of the Company. Net revenues and net loss for the period from January 1, 1996 through April 30, 1996 were $282,000 and $645,000, respectively.

(C) Net revenues and net loss are from August 18, 1997, the date of the acquisition. IWCPL had no revenues and net loss prior to this date.

(D) Net revenues and net loss are from September 25, 1997, the date of acquisition. WorldPage had net revenues and net loss (unaudited) of $3,263,000 and $3,383,000 respectively, for the year ended December 31, 1997.

COST INVESTMENTS

     The Company uses the cost method of accounting for four other long-term investments as of December 31, 1997. These are Prismanet, RPG Paging Services Limited ("RPSL"), First International Telecommunication Company, Limited ("FIT") and Telecomunicaciones Globales, S.A. de C.V. ("Global Telecom"). In December 1997, the Company began to account for its investment in Prismanet as a cost investment (see above). As of December 31, 1997, the Company's equity interest in Prismanet was 22.5% and the Company's investment in Prismanet has been reduced to zero. The Company holds its interest in RPSL and FIT indirectly through STOL. In January 1997, STOL purchased an additional 9% of RSPL for $2,100,000, thereby increasing its equity interest in RPSL from 10% to 19%, and correspondingly increasing the Company's indirect interest in RPSL to 10.64% as of December 31, 1997. In September 1997, STOL invested $5,781,000 for a 12% equity interest in FIT, a Taiwanese paging operator, which corresponds to a 6.72% indirect equity interest in FIT held by the Company as of December 31, 1997. In January 1997, the Company acquired a 1.56% equity interest in Global Telecom, a Mexican long distance company, for $62,000.

     The Company's carrying value of these investments as of December 31 are as follows (in thousands):

                                                            1996                 1997
                                                      -----------------     ---------------
Mobilkom........................................      $          1,500                  --
RPSL............................................                 1,426               3,526
FIT.............................................                    --               5,781
Global Telecom..................................                    --                  62
                                                      -----------------     ---------------
                                                      $          2,926               9,369
                                                      -----------------     ---------------
                                                      -----------------     ---------------

     During 1997, the Company reclassified Mobilkom to investments in affiliates held for sale (see Note 4). The investment was subsequently written off.

PRO FORMA SUMMARY

     The following unaudited pro forma summary combines the consolidated results of operations of the Company as if (i) TeamTalk had been a wholly owned consolidated subsidiary as of January 1, 1996, (ii) ownership in RHP had been 28.3% as of January 1, 1996 and (iii) the acquisitions of STOL, Star Digitel, Uniworld and IWCPL had occurred as of January 1, 1996.

     This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company had acquired the entities as of January 1, 1996.

      Unaudited pro forma consolidated results of operations for the various acquisitions and mergers as described above are as follows (in thousands):

                                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                                    -----------------------------------
                                                                                         1996                1997
                                                                                    ----------------     --------------
Revenues.........................................................................    $          1,161              3,275
Net loss.........................................................................            (46,408)          (127,063)

(6)  RELATED PARTY TRANSACTIONS

NOTES RECEIVABLE FROM AFFILIATES

     Notes receivable from affiliates as of December 31, 1996, consisted primarily of the note due from Mobilcom Mexico for $158,000, plus cumulative accrued interest of $20,000; and a series of interest-free promissory notes loaned to Mobisel, an entity which the Company indirectly owns 19.8% through its investment in RHP, totaling $635,000. In April 1997, the Company collected the $635,000 note receivable from Mobisel. Concurrent with the sale of Mobilcom Mexico in June 1997, the Company reclassified the Mobilcom Mexico note from notes receivable from affiliates to notes receivable (see Note 7).

     In March 1997, the Company loaned $3,500,000 to Star Digitel. This loan, which is evidenced by a promissory note, accrues interest at 9% per annum and is due upon written demand by the Company. In September 1997, the Company, through its wholly owned subsidiary, IWC China, loaned $800,000 to Star Digitel. This loan accrues interest at 9% per annum and is due upon written demand by the Company. These loans have been classified as non-current as repayment is not expected within the next 12 months.

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

     The Company also acquired VIT's rights to participate in RHP, SRC, Mobilcom Pakistan, HFCL and PTBV and other yet to be developed projects. Approximately $23,288,000 was allocated to telecommunication licenses and other intangibles in the LWBs based on their relative stage of development. These amounts are amortized on a straight-line basis over 20 years. Subsequently, Mobilcom Pakistan, HFCL and PTBV have been written off.

VANGUARD WARRANT/OPTION EXCHANGE

     On May 5, 1997, the Company entered into an agreement with Vanguard, pursuant to which Vanguard surrendered then-outstanding warrants to purchase 323,880 shares of Series C preferred stock, 416,720 shares of Series D preferred stock and 64,120 shares of Series F preferred stock in exchange for the issuance by the Company of a warrant to acquire 249,970 shares of common stock at a purchase price of $0.25 per share and a second warrant to purchase 554,750 shares of common stock at an exercise price of $9.375 per share. This second warrant was subsequently surrendered by Vanguard in exchange for the issuance to certain officers and employees of Vanguard of an option to purchase 53,330 shares of common stock at an exercise price of $9.375 per share under International Wireless Communications Holdings, Inc.'s 1996 Stock Option/Stock Issuance Plan (the "1996 SO/SIP") and options to purchase an aggregate of 501,420 shares of common stock at a purchase price of $9.375 per share outside the

1996 SO/SIP (see Note 11) (The foregoing transaction is hereinafter referred to as the "Vanguard Warrant/Option Exchange"). Vanguard agreed to guarantee from time to time, as part of the management advisory services in connection with the Vanguard Warrant/Option Exchange, up to an aggregate of $3.2 million of indebtedness incurred by the Company or its wholly owned subsidiaries until the Company receives at least $3.2 million in alternative debt financing or consummates an initial public offering ("IPO") of its common stock, but in no event later than February 3, 1999. In addition, certain Vanguard employees agreed to perform management advisory services over a four year period. The Company recognized management advisory service expense of $2.3 million related to the Vanguard Warrant/Option Exchange, which is classified in selling, general and administrative expenses in the accompanying consolidated statement of operations, and deferred compensation of $1.5 million, which is presented net of amortization of $244,000, on the accompanying balance sheet as of December 31, 1997. Pursuant to an $8 million bridge loan agreement dated May 19, 1997 between Star Digitel and The Toronto-Dominion Bank, each shareholder of Star Digitel agreed to guarantee its pro rata share of the bridge loan. Pursuant to the guarantee facility provided by it in connection with the Vanguard Warrant/Option Exchange, Vanguard guaranteed the Company's $3.2 million pro rata share of the guarantee.

VANGUARD STAR DIGITEL GUARANTEE

     In September 1997, at the request of IWC China, Vanguard guaranteed $8,000,000 of indebtedness to be incurred by Star Digitel (the "Vanguard Star Digitel Guarantee"). Pursuant to a reimbursement agreement (the "Reimbursement Agreement"), IWC China agreed to pay Vanguard (i) an up-front guarantee fee of $240,000 in cash, (ii) a quarterly in-kind guarantee fee at an initial rate of 6.75% that increases over time to 17.75% and (iii) an additional guarantee fee payable in shares of Star Digitel owned by IWC China if Vanguard is required to make any payments under the guarantee. In addition, the Company granted Vanguard a ten-year warrant to purchase shares of its common stock at an exercise price of $0.01 per share. The number of shares issuable upon exercise of the warrant is initially set at 68,819 and increases in quarterly increments thereafter until Vanguard's obligations under the guarantee have been permanently released and discharged. In December 1997, under this arrangement, the number of additional shares of the Company's common stock issuable upon exercise of this warrant increased by 51,864 to an aggregate of 120,683 shares as of December 31, 1997 (see Note
11). The Company recognized an expense of $1,755,000 related to the Vanguard Star Digitel Guarantee through December 31, 1997. The Company has recorded this expense in other expense in the accompanying consolidated statement of operations. The Company recognized additional expense related to incremental quarterly warrant grants associated with this Vanguard Star Digitel Guarantee in 1998 (see Note 16). Pursuant to a Pledge Agreement dated September 18, 1997, IWC China pledged all of its Star Digitel Shares to secure performance of its obligations under the Reimbursement Agreement (and certain related agreements).

(7)  NOTE RECEIVABLE

     On June 6, 1996, the Company loaned $3,080,000 to a co-shareholder of Mobilcom Mexico, a trunked radio services operator in Mexico. The loan, in the form of a promissory note, accrues interest at 13% per annum and was due upon written demand by the Company. The Company's belief was that this loan may facilitate future strategic investments in projects in which this co-shareholder is involved. As of December 31, 1996, the co-shareholder had repaid $1,800,000 of the total amount loaned, bringing the remaining principal plus interest owed to $1,431,000. During 1997, this note, including accrued interest, totaling $1,496,000 was repaid in full.

     In March 1997, the Company loaned $500,000 to an unrelated third party. This loan, which has a one year term, accrues interest at the rate of 15% per annum and is guaranteed by another unrelated third party. In March 1998, the Company agreed on a repayment plan with such party (see Note 16). Concurrent with the sale of Mobilcom Mexico, the Company reclassified its note receivable with Mobilcom Mexico from notes receivable with affiliates to notes receivable (see Note 6). Consequently, as of December 31, 1997, principal plus interest on this note of $213,000 in the aggregate, is included in notes receivable on the accompanying consolidated balance sheet.

(8)  LICENSE DEPOSITS

     In June 1996, the Company deposited $3,042,000 for a 20% interest in a consortium pursuing ECTR licenses in Taiwan, which the Company classified as license deposit and other assets in the accompanying consolidated balance sheet as of December 31, 1996. The consortium was successful in winning four of twelve license applications. In August 1997, the Company received a refund of $1,933,000, which represents its pro rata portion of the deposit applied to the unsuccessful applications, net of the Company's pro rata share of application expenses and foreign currency loss of $105,000. The remaining deposit of $1,004,000 was to represent the Company's initial capital contribution to the ECTR venture to be formed; however, in September 1997, the Company sold this interest to a third party for $1,153,000.

     In August 1996, STOL and the Company deposited $3,005,000 and $2,250,000, respectively, representing a combined 30% equity interest in a proposed Taiwan paging project. In early February 1997, it was announced that the respective bid applications were unsuccessful and the Company reclassified the deposits to other current assets in the accompanying consolidated balance sheet as of December 31, 1996. In 1997, STOL received a refund of $1,881,000 of its deposit, net of its pro rata share of application expenses of $347,000. In order to mitigate its transactional foreign currency exposure, the remaining balance of $777,000, which was denominated in New Taiwanese dollars, was used to pay fees associated with STOL's investment in FIT. In 1997, the Company received a refund of $2,030,000, net of its pro rata share of application expenses of $230,000.

(9)  LONG-TERM DEBT AND DEBT ISSUANCE COSTS

     DEBT OFFERING

     In August 1996, the Company issued 196,720 units, each consisting of a $1,000 principal amount 14% Senior Secured Discount Note due 2001 (a "Note" and, collectively, the "Notes") and one warrant to purchase 11.638 shares (for an aggregate of 2,289,421 shares) of common stock (the "Unit Warrants"), $0.01 par value, for total gross proceeds of $100.0 million (the "Debt Offering") (see note 11). Net proceeds, after repayment of $7.4 million, including interest and fees, borrowed under a 1996 revolving credit agreement with Toronto Dominion Capital (U.S.A.), Inc., an affiliate of Toronto Dominion Bank, a stockholder of the Company, and other offering expenses, totaled $86,602,000. Of the $100.0 million gross proceeds, $30.3 million was allocated to additional paid-in capital related to the fair value of the warrants issued in the Debt Offering. The Debt Offering is governed by the Indenture dated as of August 15, 1996 between the Company, as issuer, and Marine Midland Bank, as trustee (the "Indenture"). In November 1996, the Company exchanged new 14% Senior Secured Discount Notes due 2001 (the "Exchange Notes") which were registered under the Securities Act of 1933, as amended (the "1933 Act"), for its outstanding Notes that were issued and sold in a transaction exempt from registration under the 1933 Act. The terms of the Exchange Notes are substantially identical (including principal amount, interest rate, maturity, security and ranking) to the terms of the Notes. Long-term debt associated with the Notes, net of unamortized discount, is $92,785,000 on the accompanying consolidated balance sheet as of December 31, 1997.

     The aggregate principal amount of the Notes is $196,720,000. The Notes are due on August 15, 2001 and bear interest at an effective interest rate of 23.06%, compounded semi-annually. There are no scheduled cash interest payments on the Notes. The Notes are senior secured obligations of the Company and will rank pari passu in right of payment with all existing and future senior indebtedness of the Company and senior to all subordinated indebtedness of the Company. The Notes are effectively subordinated to all indebtedness and other liabilities (including trade payables) of the Company's subsidiaries and affiliated companies. The collateral securing the Notes consists of a pledge of all of the capital stock of the Company.

     There are no sinking fund requirements with respect to the principal of, or the interest on, the Notes. Upon the occurrence of a change of control (as defined in the indenture governing the Notes), each holder of the Notes will have the option to require the Company to repurchase all or a portion of such holder's Notes at 101% of the accreted value thereof to the date of repurchase.

     In connection with the Debt Offering, the Company entered into the Indenture, which contains certain covenants that, among other things, limits the ability of the Company and its subsidiaries and affiliates to incur additional indebtedness, limits the ability of the Company to merge, consolidate or sell substantially all of its assets; and limits the ability to make investments. In addition, the Indenture prohibits making restricted payments (as defined) and creating certain liens (as defined).

     The Indenture also contained a provision that in the event the Company did not complete an IPO of common stock on or prior to May 15, 1997, each unexercised Unit Warrant issued in connection with the Debt Offering, would entitle the holder thereof to purchase an additional 2.645 shares (for an aggregate of 520,324 shares) of common stock. The Company issued such additional warrants on May 15, 1997 (see Note 11).

     The warrants are supported by a warrant agreement (the "Warrant Agreement"). The Warrant Agreement includes a provision that if the Company issues any options, warrants, or other securities convertible into or exchangeable or exercisable for common stock, for a consideration per share of common stock less than the current market value per share on the date of issuance of such securities, the warrant number for each Note holder shall be adjusted in accordance with the formula provided in the Warrant Agreement. Such additional Unit Warrants have been issued (see Notes 11 and 16).

     The costs related to the issuance of the Notes were capitalized and are being amortized to interest expense using the effective interest method over the life of the debt. Debt issuance costs are presented, net of amortization, as $5,369,000 on the accompanying consolidated balance sheet as of December 31, 1997.

PAKISTAN BRIDGE FACILITY

     In August 1997, the Company closed a bridge financing facility (the "Pakistan Bridge Facility"), with Toronto Dominion Investments, Inc. ("TDI"), Vanguard and other stockholders, whereby the Company received written commitments for an aggregate amount of $29,000,000 in exchangeable bridge loans. The Pakistan Bridge Facility is structured as a two-tier facility, with $7,000,000 available to IWCH for general corporate and other purposes (the "IWCH Pakistan Facility") and $22,000,000 loaned to PWH for the specific purpose of financing the cash portion of the purchase price of the Company's indirect investment in Mobilink and the Company's pro rata share of the shareholder capital calls and shareholder loans required to finance the operations of Mobilink (the "PWH Pakistan Facility"). The Pakistan Bridge Facility contains significant restrictions on the Company's ability to raise additional debt or equity financing until all amounts outstanding under the Pakistan Bridge Facility are repaid in full. The Pakistan Bridge Facility bears interest payable in-kind on a quarterly basis beginning at 14% and increases over time to 25% (14% as of December 31, 1997). There are no scheduled cash interest payments on the Pakistan Bridge Facility. Principal plus accrued but unpaid interest on the Pakistan Bridge Facility matures in August 2002. Principal plus accrued but unpaid interest on the Pakistan Bridge Facility may be exchanged for the Company's Series G and H redeemable convertible preferred stock upon certain occasions (as defined). As of December 31, 1997, the $7,000,000 IWCH Pakistan Facility had been fully drawn down. Accrued but unpaid interest on the Pakistan Bridge Facility as of December 31, 1997 totaled $1,287,000.

     Warrants to purchase shares of the Company's common stock at an exercise price of $0.01 per share were also issued in connection with the IWCH Pakistan Facility (the "Initial Pakistan Warrants"). The number of shares issuable of the Company's common stock at the closing of the Pakistan Bridge Facility upon exercise of the Initial Pakistan Warrants was initially set at 247,737 and increases upon the occurrence of certain events. During 1997, the number of shares of the Company's common stock issuable upon exercise of the Initial Pakistan Warrants increased by 445,839 to an aggregate of 693,576. The number of shares of the Company's common stock issuable upon exercise of the Initial Pakistan Warrants subsequently increased (see Note
16). The Company also agreed to grant to the lenders under the Pakistan Bridge Facility, upon the occurrence of a specified liquidity event (as defined), additional warrants (the "Pakistan Liquidity Warrants"; together with the Initial Pakistan Warrants, including its subsequent increases, the "Pakistan Warrants") to purchase a number of shares of the Company's common stock equal to the quotient of (i) 35% of the greater of (A) $2.0 million and
(B) the unpaid principal amount of and unpaid accrued interest in the IWCH Pakistan Facility and (ii) the value of the Company's common stock with respect to such liquidity event. As of December 31, 1997, no Pakistan Liquidity warrants have been issued.

     The costs related to the issuance of the Notes, which include all warrants expected to be earned through December 1997 in accordance with the terms of the IWCH Pakistan Facility and certain fees paid to TDI, were capitalized and are being amortized to interest expense using the effective interest method over the estimated term of the debt. In addition, the IWCH Pakistan Facility contains a conversion feature whereby debt can be converted to Series G redeemable convertible preferred stock at a price less than fair value (the "Debt Conversion Feature"). The difference between fair value and the conversion price (as defined) at the date of drawdown of the IWCH Pakistan Facility, amounting to $3,979,000, was also capitalized and is being amortized to interest expense using the effective interest method over the estimated term of the debt. Debt issuance costs related to the Pakistan Bridge Facility are presented, net of amortization, as $2,592,000 on the accompanying consolidated balance sheet as of December 31, 1997.

(10)  MINORITY INTEREST

     In February 1996, the Company formed WDS, a joint venture, to develop, install and support mobile data systems throughout the Pacific Rim. The Company initially had a 50% equity interest in WDS, and funded its operations on a pro rata basis for total funding during 1996 of $433,000. The Company increased its equity interest in WDS to 64% during 1997 through the conversion of shareholder advances into equity.

     In August 1996, the Company acquired a 70% equity interest in STOL for an aggregate purchase price of $13,500,000 which has been accounted for using the purchase method. STOL holds a minority interest in RPSL, FIT and World Page and is currently pursuing additional paging opportunities in Asia. The Company's partner in STOL is STHL, the Company's partner in Star Digitel. The Company allocated $3,965,000 of the purchase price to participation rights. In July 1997, the Company, STOL and STHL entered into an agreement with a third party providing for the issuance and sale to such third party of new shares equivalent to up to a 20% interest in STOL, subject to STOL entering into valid and binding agreements to invest in certain specified paging companies. In September 30, 1997, STOL entered into such agreements with these specified paging companies and, as a result, the third party paid STOL $4,160,000 for a 20% interest in STOL, thereby diluting the Company's interest in STOL to 56%.

     In December 1996, the Company paid $1,600,000 to acquire a 66% equity interest in Uniworld, which has been awarded a national license to provide paging services in Peru and accounted for the acquisition using the purchase method. The Company allocated $1,557,000 of the purchase price to the telecommunication license.

     Minority shareholders' interests is principally related to STOL and was $5,315,000 and $8,675,000 as of December 31, 1996 and 1997, respectively.

(11)  REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

     The Company is authorized to issue 40,000,000 shares of preferred stock, of which 33,231,480 are designated redeemable convertible preferred stock, 1,200,000 are designated nonredeemable convertible preferred stock, 5,568,520 are undesignated, and 66,000,000 shares of common stock, of which 60,000,000 are designated class 1 and 6,000,000 are designated class 2. All shares have a par value of $0.01 per share.

     Nonredeemable convertible preferred stock as of December 31, 1996 and 1997, was comprised of 933,200 issued and outstanding shares of Series A preferred stock. In August 1996, a stockholder of the Company converted 266,800 shares of Series A preferred stock into 266,800 shares of common stock. Series A preferred stock has a liquidation value per share of $.85 and an aggregate liquidation value of $793,000.

     Redeemable convertible preferred stock as of December 31, 1997, was comprised of the following (in thousands except share and per share amounts):

                                                                                       LIQUIDATION          AGGREGATE
REDEEMABLE CONVERTIBLE PREFERRED STOCK:        SHARES         SHARES ISSUED AND         VALUE PER          LIQUIDATION
                                             DESIGNATED          OUTSTANDING              SHARE               VALUE
----------------------------------------   ---------------   ---------------------    ---------------    ----------------
Series B..............................          1,229,240               1,229,240              .9652     $         1,186
Series C..............................          2,460,000               1,762,280             2.3343               4,114
Series D..............................          5,800,000               3,652,960             6.8775              25,183
Series E..............................          3,972,240               3,972,240             6.7365              26,759
Series F-1............................          7,000,000               7,000,000             9.3750              43,505
Series F-2............................          1,080,000               1,080,000             9.3750               6,712
Series G-1............................          1,928,000                      --          see below                  --
Series G-2............................          1,292,000                      --          see below                  --
Series H-1............................          5,072,000                      --          see below                  --
Series H-2............................          3,398,000                      --          see below                  --
                                           ---------------   ---------------------                       ----------------
                                               33,231,480              15,981,876                        $       107,459
                                           ---------------   ---------------------                       ----------------
                                           ---------------   ---------------------                       ----------------

     Each series of redeemable preferred stock is being accreted to its respective minimum redemption amount, which is equal to the liquidation value.

     The rights, preferences, and privileges of the holders of preferred stock are as follows:

     -  LIQUIDATION

     In the event of Company liquidation, the holders of Series G preferred stock shall be entitled to receive, prior and in preference to the holders of Series A, B, C, D, E, F and H preferred stock and common stock an amount equal to the sum of (i) the IWCH Note Exchange Price (as defined in the Company's Form 8-K as filed with the Securities and Exchange Commission on September 12, 1997) and (ii) an amount equal to declared but unpaid dividends on such share. The IWCH Note Exchange Price is the lesser of (A) the conversion price applicable to Series F preferred stock as of the date of the exchange and (B) 65% of the share value applicable to the liquidity event (as defined) or 65% of the appraised value if no liquidity event (as defined) has occurred.

     Then, the holders of Series H preferred stock shall be entitled to receive an amount per share equal to the sum of (i) the PWH Note Exchange Price (as defined in the Company's Form 8-K as filed with the Securities and Exchange Commission on September 12, 1997) and
     (ii) an amount equal to declared but unpaid dividends on such share. The PWH Note Exchange Price is the net cash price per share used when determining the number of shares of Series H preferred stock to issue in order to equal the aggregate amount of the unpaid principal and accrued interest on the PWH Pakistan Facility at the date of the exchange.

     Then, the holders of Series F preferred stock shall be entitled to receive an amount per share equal to the sum of (i) the product of
     (A) .50 multiplied by (B) the liquidation value per share specified above, as adjusted, and (ii) any declared but unpaid dividends thereon. Holders of Series B, C, D and E preferred stock ("Junior preferred stock") shall next be entitled to receive an amount per share equal to the sum of (i) the product of (A) .55 multiplied by
     (B) an amount per share of .9193, 2.223, 6.55 and 6.2938,
     respectively, as adjusted and (ii) any declared but unpaid dividends thereon. Holders of Series B, C, D, E and F preferred stock shall next be entitled to receive the product of (1) .50 multiplied by (2) an amount per share of .9193, 2.223, 6.55, 6.55 and 9.375, respectively, as adjusted.

     Upon the completion of the distribution to the holders of the Series
     B, C, D, E, F, G and H preferred stock, holders of the Series A preferred stock shall be entitled to receive an amount per share equal to .85, as adjusted, plus any declared but unpaid dividends thereon. After the distributions described above, and after the distribution related to common stock described below, the remaining assets of the Company shall be distributed among the holders of the preferred stock and common stock pro rata assuming full conversion of preferred stock into common stock.

     - DISTRIBUTIONS

     The holders of preferred stock are entitled to receive noncumulative dividends at the same time and on the same basis as holders of common stock when, and if, declared by the Board of Directors. No dividends had been declared through December 31, 1997.

     -  REDEMPTION

     Each share of Series B, C, D, E, F, G and H preferred stock is redeemable at any time on or after December 31, 1998, but within 45 days after the receipt by the Company of a written request from the holders of a majority of the then outstanding shares of Series B, C, D, E, F, G and H preferred stock. The Company shall redeem all such shares by paying in cash a sum per share equal to the greater of (1) the then fair market value of such share of preferred stock on an as-converted basis, or (2) the redemption value of such share of preferred stock (hereinafter referred to as the redemption price). In the event the assets of the Company are insufficient to effect such redemption in full, the shares of preferred stock not redeemed shall remain outstanding and entitled to all the rights and preferences provided herein.

     In addition to the above redemption, at any time on or after December 31, 2000, but within 45 days after the receipt by the Company of a written request from the majority of the holders of Series F preferred stock, the Company shall redeem all outstanding shares of such stock by paying, in cash, an amount per share equal to the redemption price of such stock.

     Upon the occurrence of a change of control of the Company that is not approved by certain directors designated by the holders of Series F preferred stock, the holders of a majority of the shares of Series F preferred stock then outstanding shall have the right, by written demand to the Company, to require the Company to redeem immediately all the shares of Series F preferred stock then outstanding at a price per share equal to the redemption price of the Series F preferred stock.

     In addition, at any time on or after the later of (i) the Pakistan Bridge Facility Payment Date (as defined), (ii) the Series G or Series H Exchange Date (as defined), (iii) December 31, 1998 or (iv) a Series F Redemption (as defined), but within 45 days after the receipt by the Company of a written request from the majority of the Series G or Series H preferred stock, the Company shall redeem all outstanding shares of such stock by paying, in cash, an amount per share equal to the redemption price of such stock.

     In addition, in the case of any redemption request made by the holders of a majority of the Series F, G or H redeemable convertible preferred stock, the holders of a majority of such other series of preferred stock will be deemed to have made a redemption request unless they decline such redemption by giving the Company written notice to that effect within 10 days after delivery of the related redemption notice.

     -  CONVERSION AND VOTING RIGHTS

     Each share of preferred stock is convertible, at the option of the holder, into such number of fully paid and nonassessable shares of common stock as is determined by dividing the original preferred stock issue price by the conversion price applicable to such preferred share. Series A, B, C, D, E, F-1, G-1 and H-1 preferred stock is convertible into Class 1 common stock, while Series F-2, G-2 and H-2 preferred stock is convertible into Class 2 common stock. In addition each share of Series F-2, G-2 and H-2 preferred stock can be converted into Series F-1, G-1 and H-1 preferred stock, respectively, at any time. The conversion price per share for each series of preferred stock is equal to the preferred stock issue price of the respective series of preferred stock, subject to adjustment under certain circumstances. An automatic conversion into common stock will occur in the event of a firm commitment underwritten public offering of at least $13.10 per share, as adjusted, and $8,000,000 in the aggregate. However, the Series F preferred stock shall not automatically be converted in Common Stock unless: (i) the underwritten public offering is consummated on or prior to December 31, 1998, (ii) the public offering per share is at least $18.75, as adjusted, and (iii) the aggregate offering price is not less than $25,000,000.

     Each share of preferred stock has voting rights equal to that of common stock on an "as if converted" basis. The holder of Series E preferred stock is entitled to elect three directors to the Company's Board of Directors, and, for so long as 20% of the shares of Series F preferred stock remain outstanding, the holders of Series F preferred stock are entitled to elect three directors. The holders of the Series G-1 and H-1 preferred stock are entitled to elect one director. However, if the holders of more than 10% of Series G and H stock are entitled to elect a director by virtue of holding any other Series of preferred stock, such right to elect a director may not be exercised. As of December 31, 1997, the Company had 16,915,076 shares of common stock reserved for the conversion of preferred stock.

      PREFERRED STOCK TRANSACTIONS

     -  THE SERIES D FINANCING

     In connection with the issuance of bridge notes on April 6, 1995, the Company issued warrants (the "April Bridge Warrants") to purchase 10,760 shares, of which 5,960 related to Vanguard, of Series D preferred stock at $6.55 per share. The warrants issued to Vanguard were included in the May 1997 Vanguard Warrant/Option Exchange (see
     Note 6). The remaining warrants are outstanding and are exercisable until April 6, 1998.

     In July 1995, convertible secured bridge financing notes issued on April 24, 1995 were converted into 1,147,600 shares of Series D preferred stock for an aggregate purchase price of $7,517,000 (a purchase price of $6.55 per share).

     In connection with the Series D Financing, Vanguard loaned $1.8 million to the Company in exchange for two convertible notes in the amount of $900,000 each. Each note was due upon the earlier of April 26, 1996 or the occurrence of certain events which did not occur prior to that date. On April 26, 1996, Vanguard converted both notes including accrued interest into an aggregate of 274,800 shares of Series D redeemable convertible preferred stock.

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

     In connection with the Vanguard Merger, the Company entered into an agreement with an investor to amend previously existing warrant agreements granted in connection with the Series C Financing. The investor's original warrant to purchase 50,440 shares of Series C preferred stock was amended to extend the warrant through December 18, 1997. The investor's original warrant to purchase 222,200 shares of preferred stock was amended to increase the number of shares to 393,120 and to define the preferred stock as Series D preferred stock at $6.55 per share. The warrant was exercisable until December 18, 1997. The investor's original warrant to purchase 444,360 shares of preferred stock was amended to decrease the number of shares to 273,440 and to define the preferred stock as Series C preferred stock at $2.22 per share. The warrant was exercisable until May 15, 1997. In May 1997, the Series C and D Vanguard Merger warrants were exchanged in the Vanguard Warrant/Option Exchange (see Note 6).

     -  THE SERIES F FINANCING

     In connection with the issuance of a note payable to Vanguard in July 1995, the Company issued for a purchase price of $15,000, a warrant to purchase 32,000 shares of Series F preferred stock at an exercise price of $9.38 per share. The number of shares and the exercise price are subject to adjustment in certain circumstances. The warrant is exercisable until December 18, 1998.

     Concurrent with the July 1995 Financing, for an aggregate purchase price of $72,000, the Company issued warrants to purchase an aggregate of 153,800, of which 32,120 related to Vanguard, shares of Series F preferred stock (not including the warrant issued to Vanguard in connection with the first July 1995 note) at an exercise price of $9.38 per share. All share amounts and the exercise price are subject to adjustment in certain circumstances. The warrants are exercisable until December 18, 1998. In May 1997, all of Vanguard's Series F Warrants were exchanged in the Vanguard Warrant/Option Exchange (see Note 6).

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

     Pursuant to a Loan Agreement dated August 14, 1995 between the Company and an investor, the Company issued a second warrant (the "Second Warrant") to purchase 106,680 shares of Series F preferred stock at an exercise price of $9.38 per share, with the number of shares and the exercise price subject to adjustment in certain circumstances. The Second Warrant is exercisable until December 18, 1998, with the date being subject to change in the same circumstances.

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

WARRANTS

           On or prior to June 12, 1997 holders of warrants to purchase an aggregate of 28,800 shares of Series D redeemable convertible preferred stock exercised such warrants pursuant to the cashless "net-exercise" provisions thereof. Upon such exercises, such warrantholders received an aggregate of 8,676 shares of Series D redeemable convertible preferred stock.

           During 1997, pursuant to the terms of the Unit Warrants, the number of additional shares of the Company's common stock issuable upon exercise of the Unit Warrants increased by an aggregate of 92,987 shares to an aggregate of 2,902,732 shares as a result of the issuance by the Company of warrants to purchase the Company's common stock in connection with the Pakistan Bridge Facility and the Vanguard Star Digitel Guarantee.

The Company had the following warrants outstanding as of December 31, 1997:

           PREFERRED AND                    WARRANTS           EXERCISE
           COMMON STOCK                    OUTSTANDING           PRICE                EXPIRATION
------------------------------------    ------------------   --------------   ---------------------------
Series D preferred.................                 4,800    $        6.55    April 6, 1998(1)
Series F preferred.................               335,040             9.38    December 18, 1998(1)
Unit Warrants......................             2,902,732             0.01    August 15, 2001
Pakistan Warrants..................               693,576             0.01    August 18, 2007
Mobilink Finder's Fee Warrant......                81,982             0.01    September 17, 2007
Vanguard Star Digitel Guarantee
   warrant.........................               120,683             0.01    September 18, 2007
Vanguard Warrant/Option Exchange
   options.........................               501,420             9.38    May 5, 2007
Vanguard Warrant/Option Exchange
   Warrant.........................               249,970              .25    May 5, 2007(1)
                                        ------------------
                                                4,890,203
                                        ------------------
                                        ------------------

-----------
(1)   Warrants expire in the event of an IPO.


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

STOCK OPTION/STOCK ISSUANCE PLAN

     Under the Company's 1994 Stock Option/Stock Issuance Plan (the "Plan") incentive stock options may be granted to employees and officers, and non-qualified (supplemental) stock options may be granted to employees, officers, directors, and consultants to purchase shares of the Company's common stock. Accordingly, the Company, as of December 31, 1995, had reserved a total of 1,000,000 shares of the Company's common stock for issuance upon the exercise of options granted pursuant to the Plan. Options granted under the Plan generally expire 10 years following the date of grant and are subject to limitations on transfer. During 1996, the Board of Directors approved the amendment to and restatement of the Plan, the 1996 SO/SIP, and authorized this issuance of an additional 1,400,000 shares of common stock thereunder. In May 1997, the stockholders of the Company approved a further amendment to the 1996 SO/SIP increasing the aggregate number of shares of Common Stock available for issuance over the term of the plan by 411,526 shares to a total of 2,811,526 shares.

     Option grants under the 1996 SO/SIP are subject to various vesting provisions, all of which are contingent upon the continuous service of the optionee and may not impose vesting criterion more restrictive than 20% per year. The exercise price of options granted under the 1996 SO/SIP must equal or exceed the fair market value of the Company's common stock on the date of grant. Unless otherwise terminated by the Board of Directors, the 1996 SO/SIP automatically terminates in January 2004.

     The Company has elected to use the intrinsic value-based method of APB Opinion No. 25 to account for stock options issued to employees. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements for the 1996 SO/SIP because the exercise price of each option equaled or exceeded the fair value of the underlying common stock as of the grant date for each option. The Company has adopted the pro forma disclosure provisions of SFAS No. 123. Pro forma results may not be representative of the effects on reported net loss for future years. Had compensation cost for the Company's stock-based compensation plans been determined in a manner consistent with the fair value approach described in SFAS No. 123, the Company's net loss would be increased to the pro forma amounts indicated below (in thousands):

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                    --------------------------------------
                                                       1995          1996           1997
                                                    ---------     ---------      ---------

Net loss          As reported.....................  $   (11,271)   (35,908)     (123,650)
                  Pro forma.......................      (11,290)   (36,110)     (124,029)

     Pro forma net loss reflects only options granted in 1995, 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts above because compensation cost is reflected over the options' vesting period of four to five years and compensation cost for options granted prior to January 1, 1995 is not considered.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for granted options in 1995, 1996 and 1997, respectively: zero dividend yield; zero expected volatility; risk-free interest rates of 5.91%, 5.88% and 6.14%; and weighted average expected lives of 2.65 years,
2.04 years and 2.87 years.

     A summary of the status of the Company's Plan as of December 31, is as follows:

                                          1995                                1996                               1997
                              -------------------------------    --------------------------------    ------------------------------
                                                 WEIGHTED                            WEIGHTED                             WEIGHTED
                                                  AVERAGE                             AVERAGE                             AVERAGE
                                                 EXERCISE                            EXERCISE                             EXERCISE
                                  SHARES           PRICE            SHARES             PRICE             SHARES            PRICE
                                -----------    --------------    --------------    --------------    ---------------     ----------
Outstanding at
beginning of year......          761,920       $       0.41           881,920      $       1.51         1,982,000        $     5.52
Granted................          160,000               6.41         1,142,000              8.43           936,296             10.00
Exercised..............               --                 --           (41,920)             0.25          (180,000)             0.25
Canceled...............          (40,000)              0.25                --                --         (237,239)              9.15
                                -----------                      --------------                      ---------------
Outstanding at
end of year............          881,920               1.51         1,982,000              5.52         2,501,057              7.23
                                -----------                      --------------                      ---------------
                                -----------                      --------------                      ---------------

Options exercisable at
end of year............          433,001                              568,080                             950,184
Shares available for
grant..................
                                 118,080                              376,080                              88,549
Weighted average fair
value of options
granted during the
year...................
                                $   0.90                           $     0.93                           $    1.56

     The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                            OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
                                     ----------------------------------                       ----------------------------------
                                                           WEIGHTED
                                                           AVERAGE            WEIGHTED                              WEIGHTED
                                        NUMBER OF         REMAINING           AVERAGE            NUMBER OF          AVERAGE
                                       OUTSTANDING       CONTRACTUAL       EXERCISE PRICE       OUTSTANDING          EXERCISE
EXERCISE PRICES                          OPTIONS             LIFE                                 OPTIONS             PRICE
                                     ----------------   ---------------   -----------------   ----------------   ---------------
$0.25.........................              432,000              6.50     $          0.25            384,998     $         0.25
From $0.25 to $2.50...........               68,000              6.83                2.09             56,750               2.08
From $2.51 to $8.13...........              979,916              8.08                7.87            463,401               7.77
From $8.14 to $9.38 ..........              845,457              9.14                9.38             45,035               9.38
From $9.39 to $12.48..........              175,684              9.77               12.48                 --                 --
                                     ----------------                                         ----------------
From $0.25 to $12.48..........            2,501,057              8.25                7.23            950,184               4.46
                                     ----------------                                         ----------------
                                     ----------------                                         ----------------

(12)  INCOME TAXES

     The Company has incurred net losses since inception and has not recorded any provision for income taxes. The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 34% to net loss before income taxes and the actual provision for income taxes as of December 31 follows (in thousands):

                                                                          1995              1996              1997
                                                                        ----------       ------------      -----------
Income tax (benefit) at statutory rate................................  $  (3,832)           (12,208)          (36,244)
License amortization..................................................        341                302                --
Other.................................................................         --                 18                35
Net operating loss and temporary differences for which no tax benefit
   was recognized.....................................................      3,791             11,888            36,209
                                                                        ----------       ------------      -----------
                                                                        $       --                 --               --
                                                                        ----------       ------------      -----------
                                                                        ----------       ------------      -----------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31 are as follows (in thousands):

                                                                                  1996                1997
                                                                             ----------------    ---------------
Deferred tax assets:
  Loss carryovers and deferred start-up expenditures....................             $12,788             31,953
  Equity in foreign investments.........................................                 501             23,618
  Debt issuance costs...................................................                  --              2,497
                                                                             ----------------    ---------------
   Total gross deferred tax assets......................................              13,289             58,068
   Less valuation allowance............................................               (9,948)           (55,614)
                                                                             ----------------    ---------------

     Total deferred tax assets..........................................               3,341              2,454




Deferred tax liabilities:
  Fixed assets..........................................................                (153)              (266)
  Equity in foreign investments.........................................                  --                 --
  License fees..........................................................              (3,103)            (2,188)
  Debt issuance costs...................................................                 (85)                 --
                                                                             ----------------    ---------------
       Total deferred tax liabilities...................................              (3,341)            (2,454)
                                                                             ----------------    ---------------

     Net deferred tax assets............................................     $            --                 --
                                                                             ----------------    ---------------
                                                                             ----------------    ---------------

     Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The valuation allowances as of December 31, 1996 and 1997 were $9,948,000 and $55,614,000, respectively. The net changes in valuation allowance during 1996 and 1997 was an increase of $9,293,000 for 1996 and an increase of $45,666,000 for 1997.

     As of December 31, 1997, the Company has cumulative U.S. federal net operating losses of approximately $64,631,000, which can be used to offset future income subject to federal income taxes. The federal tax loss carryforwards will expire from 2008 through 2012. The Company has cumulative California net operating losses of approximately $37,400,000, which can be used to offset future income subject to California income taxes. The California tax loss carryforwards will expire from 1998 through 2002.

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

     The Company's foreign subsidiaries have aggregate net operating losses of approximately $22,456,768. The foreign loss carryovers expire over periods varying from six years to indefinitely.

(13)  COMMITMENTS AND CONTINGENCIES

LEASE AND OTHER COMMITMENTS

     The Company and its consolidated subsidiaries lease their facilities and certain equipment under noncancelable operating lease agreements expiring through 2001. Future minimum lease payments due under noncancelable operating leases total approximately $1,752,000, $1,227,000, $667,000, $406,000 and
$129,000 in 1998 through 2002, respectively.

     Total rent expense was approximately $60,000, $324,000 and $1,341,000 for the years ended December 31, 1995, 1996, and 1997, respectively.

     In October 1996, SRC entered into a contract with Nokia Telecommunications Oy to acquire approximately $12.3 million of trunking equipment and related services in six phases. It is anticipated that this contract will be assigned to Via 1 upon the legal formation of the joint venture, which is anticipated to occur during 1998. In the event the Company is unable to fund this subscription, the Company will suffer significant dilution in its ownership interest.

CAPITAL CONTRIBUTIONS

     The Company, indirectly through its wholly owned subsidiary, IWC China, owns a 40% equity interest in Star Digitel. The Company, including the Designated Assignee of IWC, IWC China, amended the Subscription Agreement, dated as of September 23, 1996, among Star Digitel and STHL. The Amendment and Waiver modified certain provisions in the Star Digitel Subscription Agreement, including waiving the fulfillment of the conditions precedent to its obligations to enter into and complete a second subscription of Star Digitel shares for an aggregate subscription price of $19,000,000. Pursuant to the Amendment and Waiver, IWC China is required to fund the second subscription of Star Digitel shares no later than June 17, 1998. In the event the Company is unable to fund this subscription, the Company will suffer significant dilution in its ownership interest.

     In order to protect the Company's investments in affiliates from ownership dilution, the Company has committed to make additional capital contributions to the LWBs as needed besides the second subscription of shares in Star Digitel. Subject to the availability of necessary additional financing, for the year ended December 31, 1998, the Company anticipates making additional investments in various operating and nonoperating companies totaling approximately $38,500,000.

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

 GUARANTEE OF DEBT OF EQUITY INVESTEE

     In connection with a Malaysian Ringgit 91,000,000 (approximately $23,393,000 as translated using effective exchange rates at December 31,
1997) senior credit facility with a Malaysian bank obtained by the Company's 22.5% cost investee, Prismanet, the Company along with other Prismanet shareholders, executed a financial "keep well" covenant pursuant to which they have agreed (i) to ensure that Prismanet will remain solvent and be able to meet its financial liabilities when due and (ii) to ensure that the project is timely completed and to make additional debt and equity investments in Prismanet to meet cost overruns. The loan is repayable by Prismanet in eleven semi-annual installments beginning October 8, 1997. The Company and other Prismanet shareholders have separately executed an agreement, whereby each shareholder has agreed to share in the liability on a pro rata basis in relation to their interest in Prismanet. In the event that the bank were to seek repayment from the Prismanet shareholders and the other shareholders were unable to honor their pro rata share in the liability, the Company might be liable for the full amount of the outstanding amount of the loan. As of December 31, 1997, this facility has been fully drawn down. In December 1997, the Company recorded its pro rata share of this facility associated with the "keep well" covenant totaling $5,000,000 due to the likelihood of the bank enforcing the "keep well". This is reflected as bank liability on the accompanying consolidated balance sheet as of December 31, 1997.

     The Company indirectly owns a 19.8% equity interest in Mobisel, a provider of cellular services in Indonesia through its 28.3% ownership in RHP. Mobisel has obtained a six-year $60 million credit facility from Nissho Iwai to finance the construction of its network. Borrowings under the credit facility bear interest at a floating rate based on LIBOR and are secured by all of Mobisel's assets and a pledge of all the capital stock held by RHP and Mobisel's other shareholders. RHP has also guaranteed the credit facility. As of December 31, 1997, this facility has been fully drawn down.

     The Company, through its subsidiary, IWC China, owns 40% of Star Digitel. Star Digitel has obtained a $7 million credit facility from Bank Bira, which it has used to continue the roll-out of its network. Borrowings under this facility are secured by substantially all of Star Digitel's assets and guarantees from its shareholders, including IWC China, on a pro rata basis. The guarantee by IWC China is non-recourse to the Company. As of December 31, 1997, this facility has been fully drawn down.

     In September 1997, at the request of IWC China, Vanguard guaranteed $8,000,000 of indebtedness to be reimbursed by Star Digitel (see Note 6). On the occurrence of certain events, including an IPO of equity securities by the Company or certain related entities and the receipt of a specified amount of cash proceeds from private equity issuances or asset sales by the Company or certain related entities, IWC China will be required to pay an additional guarantee fee equal to 4.0% of the outstanding Star Digitel Shares as of the date of such event unless Vanguard's obligations under the guarantee are permanently released and discharged.

LICENSES AND INTERCONNECTION

     Mobilink holds a non-exclusive nationwide license to provide cellular services in Pakistan. The license has a term of 15 years, and expires in 2007, at which time Mobilink will be required to seek governmental approval to renew the license. The license by its terms contains certain conditions on construction and operation of the network. Mobilink may not be in technical compliance with certain requirements of the license.

MOBILINK OPTION

     As of December 31, 1997, the Company had expended approximately $26.1 million to acquire its 20% indirect equity interest in, and to make capital contributions and shareholder loans to, Mobilink. Pursuant to the Shareholder's Agreement dated August 18, 1997, among the shareholders of Mobilink, the Company holds an option (the "Mobilink Put-Call Option") to purchase an additional 5.71% interest in IWCPL from APC for an aggregate purchase price of approximately $6.0 million, which amount is subject to adjustment based upon the capital contributions and shareholder loans made by APC in respect of such 5.71% interest and the period of time elapsed between the date APC originally purchased such 5.71% and the date that the option is exercised. APC has a corresponding right to put such interest to the Company at the same purchase price at any time during the term of the option. The Mobilink Put-Call may be exercised only once by the Company or APC and will expire on December 31, 1998, unless sooner exercised. Upon exercise of the Mobilink Put-Call Option in its entirety, the Company's indirect equity interest in IWCPL would increase to 39.79%, and its corresponding indirect equity interest in Mobilink would increase to 23.35%.

(14)  GEOGRAPHIC INFORMATION

     Information about the Company's consolidated operations in different geographic areas as of and for the years ended December 31 is as follows (in thousands):

                                                                1995                1996               1997
                                                           ----------------     --------------     --------------
Revenues:
  Latin America......................................      $            --                 --                 26
  Southeast Asia.....................................                   --                 --                 --
  Pacific and Far East...............................                   --                869              3,249
  United States......................................                   --                 --                 --
                                                           ----------------     --------------     --------------
                                                           $            --                869              3,275
                                                           ----------------     --------------     --------------
                                                           ----------------     --------------     --------------
Operating loss:
  Latin America......................................      $         (154)            (3,844)            (7,301)
  Southeast Asia.....................................                   --              (692)            (7,090)
  Pacific and Far East...............................              (3,756)           (13,717)           (66,413)
  United States......................................              (6,211)           (11,667)           (16,002)
                                                           ----------------     --------------     --------------
                                                           $      (10,121)           (29,920)           (96,806)
                                                           ----------------     --------------     --------------
                                                           ----------------     --------------     --------------


Identifiable assets:
  Latin America......................................      $        13,017             19,712             22,937
  Southeast Asia.....................................                5,658              6,541             29,316
  Pacific and Far East...............................               50,017            104,966             60,026
  United States......................................               26,951             38,139             11,090
                                                           ----------------     --------------     --------------
                                                           $        95,643            169,358            123,369
                                                           ----------------     --------------     --------------
                                                           ----------------     --------------     --------------

     The Company's consolidated operations in Latin America are in Brazil and Peru. The Company's consolidated operations in Southeast Asia are in Pakistan. The Company's consolidated operations in Pacific and Far East are in New Zealand. The Company's equity method and cost investees are included in the geographic areas in which principal operations exist or will exist (see Note 5).

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

     LONG-TERM DEBT, NET -- The fair value of the Exchange Notes was based on recent trading prices of the related debt. The fair value of the Pakistan Bridge Facility was estimated by management to be the same as the carrying amount as no significant change in prevailing interest rates had occurred since the issuance of the debt facility.

     The estimated fair values of the Company's financial assets
(liabilities) as of December 31 are summarized as follows (in thousands):

                                                              1997
                                                -------------------------------------
                                                  CARRYING AMOUNT        ESTIMATED
                                                                         FAIR VALUE
                                                ------------------    ---------------
Investment in affiliate held for sale......      $           1,873              1,873
Investment in affiliates carried on the
   cost method.............................                  9,369             10,383

Long-term debt, net........................                 75,466             74,754


(16)  SUBSEQUENT EVENTS

     In January 1998, the Board of Directors granted options to an employee to purchase 165,000 shares of common stock at an exercise price of $9.60 per share under the 1996 SO/SIP.

     In January 1998, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), a wholly owned subsidiary of IWC merged with and into Radio Movil Digital Americas, Inc. ("RMDA"). RMDA is a company engaged in the acquisition and operation of ESMR wireless dispatch communications services and the sale, lease and servicing of related equipment in certain countries of South America, particularly Brazil, Venezuela and Argentina. The aggregate consideration paid by IWC pursuant to the Merger Agreement, after giving effect to various purchase price adjustments set forth in the Merger Agreement, consisted of 5,381,009 shares of the Company's Series I redeemable convertible preferred stock with an aggregate liquidation preference of $73,871,000 and $4,800,000 in cash (collectively, the "Consideration"). Of the shares of Series I redeemable convertible preferred stock issued pursuant to the Merger Agreement, 4,652,608 shares were issued to the former security holders of RMDA, and the remaining 728,438 shares were deposited in escrow, pending future release to the former security holders of RMDA or to the Company in accordance with the Merger Agreement. All outstanding capital stock of RMDA as of January 23, 1998, was surrendered and the RMDA shareholders received their pro rata share of the equity portion of the Consideration paid by the Company, net of the escrowed shares. After closing of the merger, RMDA became a wholly-owned subsidiary of IWC. In the event of Company liquidation, the holders of Series I redeemable convertible preferred stock will be subordinate to Series G, H, J and F shareholders and PARI PASSU with the rights of Series B, C, D and E shareholders. Series I redeemable convertible preferred stock is redeemable at any time on or after the later of (i) such date as all of the Company's Exchange Notes and the Pakistan Bridge Facility have been repaid in full and (ii) December 31, 1998.

     The cash portion of the Consideration paid by the Company was financed using funds borrowed pursuant to an Amended and Restated Senior Secured Note and Warrant Purchase Agreement (the "RMDA Loan Agreement"), dated January 23, 1998, among the Company, RMDA and BT Foreign Investment Corporation. The RMDA Loan Agreement, which provides up to $35.0 million, works as a three-tiered facility, with (i) the first $15.0 million being a refinancing of existing RMDA Subordinated Convertible Notes, (ii) the next $10.0 million issued immediately upon closing of the Merger (the "Initial Closing", and together with the Subordinated Convertible Notes, the "Senior Secured Note") and (iii) another $10.0 million being available at such place and on such date in the future as may be mutually agreeable by the parties involved. The $25.0 million Senior Secured Note has a stated interest rate of 14.5% per annum with interest paid quarterly beginning May 23, 1998 (with the first payment including any accrued but unpaid interest on the previously existing Subordinated Convertible Notes) and principal due the earlier of August 23, 1999 or an Event of Default (as defined). The Senior Secured Note is collateralized by certain Brazilian assets of the Company. A warrant to purchase 155,840 shares of IWC's common stock at an exercise price of $0.01 per share was also issued in connection with the RMDA Loan Agreement (the "RMDA Loan Agreement Warrant").

     In January 1998, as a result of the RMDA Loan Agreement Warrant and pursuant to the terms of the Unit Warrants, the number of shares of the Company's common stock issuable upon exercise of the Unit Warrants increased by 14,594 shares to an aggregate of 2,917,326 shares.

     In February 1998, pursuant to the terms of the IWCH Pakistan Facility, the number of shares of the Company's common stock issuable upon exercise of the Initial Pakistan Warrants increased by 196,018 shares to an aggregate of 889,594. As a result, pursuant to the terms of the Unit Warrants, the number of shares of the Company's common stock issuable upon exercise of the Unit Warrants increased by 18,334 shares to an aggregate of 2,935,660 shares.

     In February 1998, the Company signed a binding letter of intent with an unrelated third party to sell PeruTel and RMDA's interests in Ecuador and Chile for total cash consideration of $3,125,000 subject to adjustments as outlined in the letter of intent.

     In March 1998, the Company signed a letter agreement with an unrelated third party to sell RMDA's interests in Venezuela for total cash consideration of $19,500,000, subject to adjustments as outlined in the letter of intent.

     In March 1998, the Company agreed on a repayment plan for its $500,000 note receivable to an unrelated third party that was issued in March 1997 and received the first installment of $100,000. The Company expects to collect the remainder of the note during 1998.

     In March 1998, the Company completed the first closing (the "First Closing") of its Series J Preferred Stock and Warrant financing (the "Series J Financing") with a $10.0 million investment from Vanguard by issuing 789,266 shares of its Series J redeemable convertible preferred stock (the "Vanguard Series J Preferred Stock and Warrant Purchase Agreement"). The Company expects to raise up to a total of $18.0 million (the "Face Amount") from the Series J Financing. Vanguard committed to and funded $10.0 million of the facility with all existing IWC shareholders having the option to participate at their pro rata share of the $18.0 million Face Amount to raise up to an additional $8.0 million (the "Second Closing"). The Second Closing is expected to close 45 days after the First Closing. In the event of Company liquidation, the holders of Series J redeemable convertible preferred stock will be subordinate to Series G and H shareholders and be superior to the rights of all other shareholders. Series J redeemable convertible preferred stock is redeemable at any time on or after the later of (i) such date as all of the Company's Exchange Notes and the Pakistan Bridge Facility have been repaid in full and (ii) December 31, 1998. In connection with the Series J Financing, the Company issued a warrant to purchase shares of the Company's common stock at an exercise price of $0.01 per share (the "Series J Financing Warrant"). The number of shares issuable of the Company's common stock at the First Closing upon exercise of such warrant is initially set at 173,638 and increases upon the occurrence of certain events. Additional warrants will be issued upon the Second Closing.

     As part of the Vanguard Series J Preferred Stock and Warrant Purchase Agreement, Vanguard shall have the right to exchange (the "Exchange Right"), upon the closing of an IPO, its direct or indirect equity interests in Star Digitel and Mobilink and any other of the Company's core investments (as defined) that Vanguard may acquire an interest in (collectively, the "Vanguard Assets"), into the Company's common stock. Such Exchange Right is contingent upon, but shall occur prior to an IPO, to allow the Company to include the Vanguard Assets in the offering document. The conversion of the Vanguard Assets shall be valued on a per share basis at the midpoint of the underwriter's valuation for the Vanguard Assets entities which form the basis of the IPO pricing, net of any discounts applicable to the Company's interests.

     Concurrent with the Series J Financing, the Company entered into a Support Services Agreement with Vanguard (the "Vanguard Support Services Agreement") whereby Vanguard will assist Star Digitel for a period of up to one year in (i) completing its proposed unit offering of notes and warrants or alternative financing, and (ii) entering into an equipment financing agreement with a vendor in exchange for a warrant to purchase 323,408 shares of common stock at an exercise price of $0.01 per share (the "Vanguard Support Services Agreement Warrant"). Such warrant will vest (i) 50% upon Star Digitel raising $50.0 million in the proposed unit offering or alternative financing and (ii) 50% upon Star Digitel entering into an equipment supply agreement with a vendor with financing up to $150.0 million for such equipment.

     In March 1998, as a result of the Series J Financing Warrant and the Vanguard Support Services Agreement Warrant pursuant to the terms of the Unit Warrants, the number of shares of the Company's common stock issuable upon exercise of the Unit Warrants increased by 45,339 shares to 2,980,999 shares.

     In March 1998, pursuant to the terms of the Vanguard Star Digitel Guarantee, the number of shares of the

Company's common stock issuable upon exercise of the Vanguard Star Digitel Guarantee warrant increased by 52,080 shares to an aggregate of 172,763. As a result, pursuant to the terms of the Unit Warrants, the number of shares of the Company's common stock issuable upon exercise of the Unit Warrants increased by 4,825 shares to an aggregate of 2,985,824 shares.

                                INDEX TO EXHIBITS


Exhibit No.                Description
-----------                -----------

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

*   10(a)(18)     Amended and restated 1994 Long-Term
                  Incentive Plan, approved by the Registrant's
                  Board of Directors on February 26, 1997.

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

**  11            Calculation of diluted net income per
                  share for the years ended December 31, 1997,
                  1996, and 1995.
**  22            Subsidiaries of the Registrant.
    23(a)         Consent of Arthur Andersen LLP
    23(b)         Consent of KPMG Peat Marwick LLP
**  27            Financial Data Schedule.

-------
* Incorporated by reference to the statement or report indicated.

** Previously filed as Exhibits to Form 10-K.