Form 10-Q
period 1998-03-31
VANGUARD CELLULAR SYSTEMS INC
filed 1998-05-04
CIK 771178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                 MARCH 31, 1998
                                            ------------------------------------

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION A3 OR 15(d) OF THE SECURITIES AND
         EXCHANGE ACT OF 1934

         For the transition period from  _______________ to ___________________


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

       Registrant's telephone number, including area code (336) 282-3690.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X] No [ ].

The number of shares outstanding of the issuer's common stock as of April 24, 1998 was 37,234,993.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION

  Item 1.     Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets -                                I-1
              March 31, 1998 and December 31, 1997.

              Condensed Consolidated Statements of Operations -                      I-2
              Three months ended March 31, 1998 and 1997.

              Condensed Consolidated Statements of Cash Flows -                      I-3
              Three months ended March 31, 1998 and 1997.

              Notes to Condensed Consolidated Financial Statements                   I-4


  Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                             I-13


PART II.  OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K                                      II-1


SIGNATURES                                                                          II-2

  Item 1. FINANCIAL STATEMENTS

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)





                                                                                                 March 31,        December 31,
-------------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                              1998             1997
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (UNAUDITED)      (See note)
CURRENT ASSETS:
          Cash                                                                                  $      7,079     $        2,487
          Accounts receivable, net of allowances for doubtful accounts of $8,649 and $8,184           52,542             54,340
          Cellular telephone inventories                                                              16,598             18,826
          Deferred income taxes, current                                                              45,002             43,139
          Prepaid expenses                                                                             4,043              3,620
--------------------------------------------------------------------------------------------------------------------------------
                     Total current assets                                                            125,264            122,412
--------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS                                                                                          308,277            307,718

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $181,212
          and $166,230                                                                               377,201            371,343

NON-CURRENT DEFERRED INCOME TAXES                                                                     11,690              9,447

Other Assets, net of accumulated amortization of $8,026 and $10,701                                   13,662             17,041
--------------------------------------------------------------------------------------------------------------------------------
                     Total assets                                                               $    836,094     $      827,961
--------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES: Accounts payable and accrued expenses                                      $     48,119     $       58,084

LONG-TERM DEBT                                                                                       827,841            768,967
--------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT):
          Preferred stock - $.01 par value, 1,000 shares authorized, no shares issued                      -                  -
          Common stock, Class A - $.01 par value, 250,000 shares authorized,
          and 37,232 and 38,308 shares outstanding                                                       372                383
          Common stock, Class B - $.01 par value, 30,000 shares authorized, no shares issued               -                  -
          Additional capital in excess of par value                                                  213,895            221,624
          Net unrealized holding loss                                                                 (1,524)                 -
          Accumulated deficit                                                                       (252,609)          (221,097)
--------------------------------------------------------------------------------------------------------------------------------
                     Total shareholders' equity (deficit)                                            (39,866)               910
--------------------------------------------------------------------------------------------------------------------------------
                     Total liabilities and shareholders' equity (deficit)                       $    836,094     $      827,961
--------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

NOTE: THE BALANCE SHEET AT DECEMBER 31, 1997 HAS BEEN DERIVED FROM THE AUDITED
      FINANCIAL STATEMENTS AT THAT DATE.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

 (Amounts in thousands, except per share data)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                  1998                                1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                              (UNAUDITED)                          (Unaudited)
Revenues:
      Service revenue                                                       $            89,980                  $            75,109
      Cellular telephone equipment revenue                                                7,641                                4,754
      Other                                                                                 338                                  452
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         97,959                               80,315
------------------------------------------------------------------------------------------------------------------------------------
Costs and Expenses:
      Cost of service                                                                     7,413                                7,869
      Cost of cellular telephone equipment                                               10,664                                8,643
      General and administrative                                                         27,386                               23,275
      Marketing and selling                                                              18,656                               14,494
      Depreciation and amortization                                                      22,098                               15,152
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         86,217                               69,433
------------------------------------------------------------------------------------------------------------------------------------
Income From Operations                                                                   11,742                              10,882

Interest Expense                                                                        (15,683)                            (12,401)

Net Losses from Unconsolidated Investments                                              (14,566)                             (2,396)

Other, net                                                                                  288                                 143
-----------------------------------------------------------------------------------------------------------------------------------
Net Loss Before Income Taxes and Extraordinary Item                                     (18,219)                             (3,772)

Income Tax Benefit                                                                        1,461                               4,000
-----------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) Before Extraordinary Item                                             (16,758)                                228

Extraordinary Loss on Extinguishment of Debt, net of Tax Benefit of $2,645               (3,971)                                  -
-----------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                             $         (20,729)                  $             228
-----------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) Per Common Share:
      Basic                                                                   $           (0.55)                  $            0.01
      Diluted                                                                 $           (0.55)                  $            0.01
-----------------------------------------------------------------------------------------------------------------------------------
Common Shares Used in Computing Per Share Amounts:
      Basic                                                                              37,844                              40,824
      Diluted                                                                            37,844                              40,881
-----------------------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

(Dollar amounts in thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                1998                                 1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)                          (Unaudited)
Cash flows from operating activities:
      Net income (loss)                                                  $            (20,729)              $                   228
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                                 22,098                               14,952
         Amortization of deferred debt issuance costs                                     334                                  471
         Net losses from unconsolidated investments                                    14,566                                2,396
         Net loss on dispositions                                                           7                                  189
         Income tax benefit                                                            (4,106)                              (4,020)
         Extraordinary loss on extinguishment of debt                                   6,618                                    -
         Changes in current items:
            Accounts receivable, net                                                    1,798                                  128
            Cellular telephone inventories                                              2,228                                1,849
            Accounts payable and accrued expenses                                      (7,317)                              (3,339)
            Other, net                                                                    (60)                              (2,063)
-----------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                     15,437                               10,791
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Purchases of property and equipment                                             (29,046)                             (34,432)
      Proceeds from dispositions of property and equipment                                501                                   51
      Payments for acquisition of investments                                         (16,232)                                 (31)
      Capital contributions to unconsolidated entities                                 (2,312)                                   -
-----------------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                       (47,089)                             (34,412)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Principal payments of long-term debt                                           (594,130)                              (4,002)
      Repurchase of common stock                                                      (18,565)                              (4,754)
      Net proceeds from issuance of common stock                                           42                                    -
      Proceeds of long-term debt                                                      653,000                               25,000
      Debt issuance cost                                                               (4,106)                                   -
      Decrease (increase) in other assets                                                   3                                 (156)
-----------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                    36,244                               16,088
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                         4,592                               (7,533)
Cash, beginning of period                                                               2,487                               11,180
-----------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                      $              7,079               $                3,647
-----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF INTEREST PAID                                 $             11,515               $                7,184
SUPPLEMENTAL DISCLOSURE OF INCOME TAXES PAID                                                -                                   20
-----------------------------------------------------------------------------------------------------------------------------------


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                                      I-3

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Vanguard Cellular Systems, Inc. and Subsidiaries (the Company) have been prepared without audit pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1997 annual report on Form 10-K and Form 10-K/A.

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

NOTE 2  -- INVESTMENTS

Investments consist of the following (in thousands):
                                                                  MARCH 31,         DECEMBER 31,
                                                                    1998                1997
                                                              ---------------       ------------
     INVESTMENTS IN DOMESTIC CELLULAR ENTITIES:
       Consolidated entities:
          License cost                                        $       302,695         $   297,142
          Accumulated amortization                                    (45,591)            (43,696)
                                                              -----------------     ---------------

                                                                      257,104             253,446
                                                              ---------------       -------------
       Entities carried on the equity method:
          Cost                                                         10,193              10,193
          Accumulated share of earnings                                 1,635               1,960
                                                              ---------------       -------------
                                                                       11,828              12,153
                                                              ---------------       --------------

       Entities carried on the cost method                              9,551               9,592
                                                              ---------------       -------------
                                                                      278,483             275,191
                                                              ---------------       -------------
     INVESTMENTS IN OTHER ENTITIES:
       Entities carried on the equity method:
          Investment in equity securities                              54,197              40,794
          Debentures, net of discount of $5,901 and $6,449             12,099              11,551

          Loans                                                         4,045               4,045
          Accumulated share of losses                                 (49,001)            (33,842)
                                                              ----------------      -------------
                                                                       21,340              22,548
                                                              ---------------       -------------
       Investments carried as "available for sale":
         Cost                                                          37,736              37,736
         Net unrealized holding losses                                (34,282)            (32,757)
                                                              -----------------     ---------------
                                                                        3,454               4,979
                                                              ---------------       -------------
         Other investments, at cost                                     5,000               5,000
                                                              ---------------       -------------
                                                                       29,794              32,527
                                                              ---------------       -------------
                                                              $       308,277       $     307,718
                                                              ===============       =============

INVESTMENTS IN DOMESTIC CELLULAR ENTITIES

     In March 1998, the Company entered into an agreement to sell for $160 million in cash its Myrtle Beach, SC RSA market and related operations. This transaction is expected to close in the third quarter of 1998. Additionally, the Company is pursuing various alternatives for divesting of its Florida metro-cluster and other non-core cellular properties in which it owns minority interests.

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

     In the first quarter of 1998, the Company participated in the FCC's Local Multipoint Distribution Service ("LMDS") auction, which concluded on March 25, 1998. The Company was the high bidder for 22 LMDS Basic Trading Area ("BTA") licenses, with an aggregate bid of $8.9 million. As of March 31, 1998, the Company had $5.3 million on deposit with the FCC, and anticipates that in June or July 1998, the FCC will call for payment of the remaining $3.6 million and will issue the licenses.

     LMDS frequencies may be used for a variety of technologies, including traditional wireless telephony, competitive local exchange service, broadband data transmissions, including Internet, video and others. The Company is studying these applications and presently plans to focus primarily on traditional wireless telephony and broadband data transmission. There is no assurance that these are the applications the Company will implement, or when it will implement these or other applications.

NONCELLULAR INVESTMENTS

INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND FOREIGN INVESTMENTS

     At March 31, 1998, the Company owned approximately 29% of the outstanding stock of International Wireless Communications Holdings, Inc. ("IWC") and has invested an aggregate of $25.5 million. IWC is a development stage company specializing in securing, building and operating wireless businesses, primarily in Asia and Latin America. As existing and new projects are in the network buildout phase, the losses of IWC are expected to grow significantly in future years. The Company records its proportionate share of these losses under the equity method of accounting. During 1995 and 1996, the Company recognized an amount of losses on the equity method from IWC that is equal to the Company's equity investment in IWC. As a result, the Company suspended the recognition of losses attributable to IWC until such time that the equity method income became available to offset the Company's share of IWC's future losses or the Company makes further investments in IWC. In March 1998, the Company invested an additional $10.3 million in IWC. Accordingly, during the first quarter of 1998 the Company recognized losses equal to the amount of this additional investment.

     During the first quarter of 1997, the Company entered into a stock purchase agreement to purchase from an unrelated third party 7% of the outstanding shares of Star Digitel Limited ("SDL"), a Hong Kong company whose principal business activities relate to the provision and development of cellular telecommunications services in the People's Republic of China. Pursuant to the stock purchase agreement, the Company's purchase of such shares will occur in two closings, which are subject to the satisfaction of certain conditions, for an aggregate cash consideration of $8.4 million. Through March 31, 1998, the Company has funded $5.1 million of the $8.4 million share purchase price and invested an additional $1.5 million, including payment of a $700,000 capital call in the first quarter of 1998. IWC acquired and maintains a 40% ownership interest in SDL. The Company accounts for its investment using the equity method of accounting. In addition, the Company has guaranteed obligations of SDL totaling $14.1 million, which includes guarantees of $7.2 million on behalf of IWC. If the Company must eventually fund these guarantees, the funding will be in the form of loans to SDL.

     During 1997, the Company acquired a 12% equity interest in International Wireless Communications Pakistan Ltd. ("IWCPL") for $7.0 million which has subsequently been reduced to approximately 10%. Additionally, IWC's 100% owned subsidiary, Pakistan Wireless Holdings, Inc. ("PWH"), owns a 34% equity interest in IWCPL, thereby increasing the Company's total direct and indirect ownership interest in IWCPL to approximately 20%. IWCPL owns approximately 59% of the equity in Pakistan Mobile Communications (Pvt) Ltd., a Pakistan company that owns and operates the cellular license in Pakistan. Through March 31, 1998, the Company has invested $9.9 million in IWCPL, including $1.6 million invested during the first quarter of 1998, and has provided $3.0 million in debt financing. The Company records its proportionate share of the losses of IWCPL under the equity method of accounting.

INTER*ACT SYSTEMS, INCORPORATED.

     As of March 31, 1998, the Company had invested $10.0 million in Inter*Act Systems, Inc. ("Inter*Act") common stock for an ownership interest of approximately 26%. Inter*Act is a development stage Company that provides consumer product manufacturers and retailers (currently supermarkets) the ability to offer targeted promotions to retail customers at the point of entry of a retail outlet through an interactive multi-media system utilizing ATM-like terminals.

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

GEOTEK COMMUNICATIONS, INC.

     In 1994, the Company purchased from Geotek Communications, Inc. ("Geotek")
2.5 million shares of Geotek common stock for $30 million. Geotek is a telecommunications company that is developing a wireless communications network using its FHMA (R) digital technology Under a management agreement, the Company earned and recorded as revenue approximately 201,370 shares with an aggregate value of $2.1 million in 1996, and approximately 300,000 shares with an aggregate value of $2.4 million in 1995. The Company currently owns less than 5% of Geotek's outstanding common stock.

     The investment in Geotek common shares is presented in the above table and is accounted for as "available for sale" pursuant to SFAS No. 115. During 1997, the Geotek common stock price, as quoted on the NASDAQ National Market System, declined from $7.13 per share at December 31, 1996 to $1.53 per share at December 31, 1997. Based on Geotek's historical performance, including the significant decline in the market value of Geotek's common stock, the Company's management made the determination that the decline in Geotek's common stock price during 1997 was other than temporary and, accordingly, recognized an unrealized holding loss of $32.7 million in the fourth quarter of 1997 to adjust the Company's investment in Geotek common stock to its market value at December 31, 1997. During the first quarter of 1998, Geotek common stock price declined to $1.02 per share. Management assessed the decline to be temporary and recorded an unrealized holding loss of $1.5 million as a component of comprehensive income for the three months ended March 31, 1998. In September 1995, the Company purchased, for $5.0 million in cash, 531,463 shares of convertible preferred stock of Geotek with a stated value of $9.408 per share. The preferred stock investment is accounted for at cost and is included in Other Equity Investments.

FINANCIAL INFORMATION OF EQUITY METHOD INVESTEES

     Combined financial position and operating results of the Company's equity method investees, ENCCJV, IWC, and Inter*Act, as well as certain significant investees of IWC, for the first three months of 1998 and 1997 are as follows (in thousands):
                                     1998          1997
                                 ------------   ----------

     Revenues. .................   $13, 319     $   4,276
     Gross profit ..............      2,342           408
     Loss from operations. .....    (65,913)      (15,786)
     Net loss. .................    (91,101)      (22,733)

-------------------
     Information for each investee is summarized from the available financial information for each entity and is presented only for the periods in which the Company maintained an investment.

NOTE 3 -- LONG-TERM FINANCING ARRANGEMENTS

      In February 1998, the Company completed the closing of an amendment to the 1994 Credit Facility, increasing the facility to $1.0 billion pursuant to the Third Amended and Restated Facility A Loan Agreement (Facility A Loan) and the Facility B Loan Agreement (Facility B Loan) (collectively, the 1998 Loan Agreements), with various lenders led by The Bank of New York , The Toronto-Dominion Bank, and NationsBank of Texas, N.A. In addition, the Company has $200 million of Senior Debentures due 2006. The credit facility is senior to the Senior Debentures through the use of structured subordination whereby Vanguard Cellular Systems, Inc. ("Vanguard") is the borrower on the Senior Debentures and Vanguard Cellular Financial Corp. ("VCFC"), Vanguard's only direct subsidiary, is the primary obligor on the credit facility.

     Long-term debt consists of the following as of March 31, 1998 and December 31, 1997 (in thousands):

                                                           March 31,    December 31,
                                                              1998         1997
                                                        -------------   ------------
     Debt of VCFC:
       Borrowings under the 1998 Loan Agreements:
         Facility A Loan ...............................   $  628,000  $      --
         Facility B Loan................................        --            --
       Borrowings under the 1994 Credit Facility:
          Term Loan ....................................        --           325,000
          Revolving Loan ...............................        --           244,000
       Other Long-Term Debt ............................        --               130
                                                        -------------   ------------
                                                              628,000        569,130
     Debt of Vanguard:
       Senior Debentures due 2006, net of unamortized
         discount of  $159 and $163 ....................      199,841        199,837
                                                        -------------   ------------
                                                          $   827,841    $   768,967

CREDIT FACILITY OF VCFC

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

     Borrowings under the 1998 Loan Agreements bear interest at a rate equal to the Company's choice of the Prime Rate or Eurodollar Rate plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. The ranges for this applicable margin are 0.0% to 0.25% for the Prime Rate and 0.5% to 1.5% for the Eurodollar Rate. Based on the leverage ratio, computed as the ratio of Total Debt (as defined) to Adjusted Cash Flow (as defined), as of March 31, 1998, the Company's applicable margins on borrowings under the 1998 Loan Agreements are 0.00% and 1.25% per annum for the first quarter of 1998 for the Prime Rate and Eurodollar Rate, respectively. Upon the occurrence of an event of default as defined in the 1998 Loan Agreements, the applicable margin added to both the Eurodollar Rate and the Prime Rate becomes 2.0%.

     Upon closing of the 1998 Loan Agreements, the Company paid fees of approximately $4 million to the lenders. These fees and other costs incurred in the refinancing have been recorded as a long-term asset in the first quarter of 1998 and will be amortized over the lives of the agreements. Remaining unamortized deferred financing costs of $6.6 million related to the 1994 Credit Facility have been expensed in the first quarter of 1998 and are reported on the income statement as an extraordinary item. The extraordinary item recorded in the first quarter of 1998, net of a related income tax benefit of $2.6 million, totaled $4.0 million or 0.11 per share on a basic and diluted basis.

INTEREST RATE PROTECTION AGREEMENTS

     The Company maintains interest rate swaps and interest rate caps which provide protection against interest rate risk. At March 31, 1998 the Company had interest rate cap agreements in place covering a notional amount of $500 million. The interest rate cap agreements provide protection to the extent that LIBOR exceeds the strike level through the expiration date as follows (in thousands):

  STRIKE LEVEL        NOTIONAL AMOUNT      EXPIRATION DATE
----------------------------------------------------------
      7.5%                $50,000           February, 1999
      7.5                  50,000           February, 1999
      8.0                  25,000             August, 1999
      9.5                 100,000            October, 2002
      9.5                 100,000            October, 2002
      8.5                 100,000           November, 2002
      7.5                  75,000           November, 2002
                      -----------
                      $   500,000
                          =======
     The total cost of the interest rate cap agreements in place at March 31, 1998 of $1.6 million has been recorded in other assets in the accompanying consolidated balance sheet and is being amortized over the lives of the agreements as a component of interest expense.

     Additionally, at March 31, 1998 the Company maintains interest rate swap agreements that fix the LIBOR interest rate at 6.10% on a notional amount of $50 million through October 2002 and at 5.62% on a notional amount of $100 million through January 2003. Under these swap agreements, the Company benefits if LIBOR interest rates increase above the fixed rates and incurs additional interest expense if rates remain below the fixed rates. Any amounts received or paid under these agreements are reflected as interest expense over the period covered.

     On December 9, 1996, the Company entered into two 10 year reverse interest rate swaps with notional amounts totaling $75 million. The reverse swaps effectively convert $75 million of the Debentures into floating rate debt with interest payable at the six month LIBOR rate plus 3.1%. Simultaneous with this transaction, the Company purchased an interest rate cap that limits the total interest on the $75 million to 10% for the first three years should interest rates rise. The Company's average effective interest rate under these agreements during the first quarter of 1998 was 8.94%, or 0.44% below the coupon rate for the Debentures. Additionally, during the first quarter of 1997, the Company entered into two 9 year reverse interest rate swaps with notional amounts totaling $25 million. The reverse swaps effectively convert $25 million of the Debentures into floating rate debt with interest payable at the six-month LIBOR rate plus 2.61%. Simultaneously with this transaction, the Company purchased an interest rate cap that limits the total interest rate on the $25 million to 10% for the first three years of the 9 year agreement. The Company's average effective interest rate under those agreements during the first quarter of 1998 was 8.46%, which is 0.92% below the coupon rate for the Debentures.

     The effect of interest rate protection agreements on the operating results of the Company was to increase interest expense by $28,000 in the first quarter of 1998 and decrease interest expense by $42,000 in the same period last year.


NOTE 4 -- CAPITAL STOCK AND COMPREHENSIVE INCOME

     Through February 1998, the Company's Board of Directors authorized the repurchase of up to 7,500,000 shares of its Class A Common Stock from time to time in open market or other transactions. As of December 31, 1997, the Company had repurchased 3,065,000 shares of its Class A Common Stock at an average price of approximately $13.00 per share. As of March 31, 1998, the Company had repurchased an additional 1,080,000 shares at an average price of approximately $17.00 per share. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 on January 1, 1998. For the three months ended March 31, 1998 and 1997, total comprehensive loss of the Company was $22.3 million and $21.3 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a summary of the Company's ownership interests in cellular markets in which the Company's ownership interests exceeded 20% at March 31, 1998 and 1997. This table does not include any ownership interests that were contracted for these at dates.

                                                         MARCH  31,
                                                 ---------------------------
CELLULAR MARKETS                                 1998                   1997
----------------                                 ----                   ----

MID-ATLANTIC SUPERSYSTEM:
         Allentown, PA/NJ                        100.0%                 100.0%
         Wilkes-Barre/Scranton, PA               100.0                  100.0
         Harrisburg, PA                          100.0                  100.0
         Lancaster, PA                           100.0                  100.0
         York, PA                                100.0                  100.0
         Reading, PA                             100.0                  100.0
         Altoona, PA                             100.0                  100.0
         State College, PA                       100.0                  100.0
         Williamsport, PA                        100.0                  100.0
         Union, PA (PA-8 RSA)                    100.0                  100.0
         Chambersburg, PA (PA-10 East RSA)       100.0                  100.0
         Lebanon, PA (PA-12 RSA)                 100.0                  100.0
         Mifflin, PA (PA-11 RSA)                 100.0                  100.0
         Wayne, PA (PA-5 RSA)                    100.0                  100.0
         Binghamton, NY                          100.0                  100.0
         Elmira, NY                              100.0                  100.0

NEW ENGLAND METRO-CLUSTER:
         Portland, ME                           100.0                  100.0
         Portsmouth, NH/ME                      100.0                  100.0
         Bar Harbor, ME (ME-4 RSA)              100.0                  100.0

FLORIDA METRO-CLUSTER:
         Pensacola, FL                          100.0                  100.0
         Fort Walton Beach, FL                  100.0                  100.0

WEST VIRGINIA METRO-CLUSTER:
         Huntington, WV/KY/OH                   100.0                  100.0
         Charleston, WV                         100.0                  100.0
         Mason, WV (WV-1 RSA)                   100.0                  100.0
         Logan, WV (WV-6 RSA)                   100.0                  100.0
         Parkersburg-Marietta, WV/OH            100.0                  100.0
         Ross, OH (OH-9 RSA)                    100.0                  100.0
         Perry, OH (OH-10 South RSA)            100.0                  100.0

CAROLINAS METRO-CLUSTER:
         Myrtle Beach, SC (SC-5 RSA)            100.0                   100.0
         Wilmington, NC                          48.0                    48.0
         Jacksonville, NC                        47.8                    47.8

RESULTS OF OPERATIONS

     The following is a discussion and analysis of the historical financial condition and results of operations of the Company and factors affecting the Company's financial resources. This discussion should be read in conjunction with the Company's consolidated financial statements, including the notes thereto.

     THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     Service revenue in the first quarter of 1998 rose 20% to $90.0 million from $75.1 million in the first quarter of 1997. This increase was primarily the result of a 127,000 or 24% increase in the number of subscribers in majority-owned markets to approximately 667,000 at the end of the first quarter of 1998, as compared to approximately 540,000 in the same period in 1997. Penetration, computed as a percentage of the Company's subscribers to total POPs in majority owned cellular markets, increased to 8.8% in the first quarter of 1998 from 7.1 % in the same period last year. The increase in subscribers is the result of the growing acceptance of cellular communications and the Company's efforts to capitalize on this increasing acceptance through an expanded sales and distribution network. Churn, the monthly rate of customer deactivations expressed as a percentage of the subscriber base, decreased to 1.8% in the first quarter of 1998 from 2.1% in the first quarter of 1997.

     Service revenue attributable to the Company's own subscribers (local revenue) increased 20% during the first quarter of 1998 to $78.7 million as compared to $65.7 million in the first quarter of 1997. Average monthly local revenue per subscriber declined 4% to $40 in the first quarter of 1998 compared to $42 in the same period last year. This decline was primarily due to the continued pattern of increased incremental penetration into the segment of consumers who generally use their cellular phones less frequently. Service revenue generated by nonsubscribers roaming into the Company's markets increased 21% to $11.3 million in the first quarter of 1998 as compared to $9.4 million in the prior year. This increase was the result of increased usage partially offset by continued reductions in daily access and usage rates. The reduced rates affect the Company as both a provider and a purchaser of roaming services. Local revenue combined with roaming revenue resulted in overall average monthly revenue per subscriber for the quarter of $46, a decline of 4% from $48 in the prior year period.

     Cost of service as a percentage of service revenue decreased to 8% during the first quarter of 1998 from 10% during the same period in 1997. The Company expects cost of service as a percentage of service revenue to remain in the 8% to 10% range in the foreseeable future.

     General and administrative expenses increased 18% or $4.1 million during the first quarter of 1998 as compared to the same period in 1997 primarily as a result of increased costs associated with higher levels of staffing in the customer operations and technical service areas. General and administrative expenses as a percentage of service revenue decreased slightly from 31% in the first quarter of 1997 to 30% in the first quarter of 1998. General and administrative expenses as a percentage of service revenue are expected to stabilize and then decline slowly as the Company adds more subscribers without commensurate increases in general and administrative overhead and experiences higher utilization of the Company's existing personnel and systems.

     Marketing and selling expenses increased 29% to $18.7 million during the first quarter of 1998, compared to $14.5 million in the same period in 1997 as a result of increased advertising expense connected with the rollout of the digital product in a significant portion of markets. As a percentage of service revenue, these expenses increased from 19% in the first quarter of 1997 to 21% in the first quarter of 1998. During the first quarter of 1998, marketing and selling expenses including the net loss on cellular equipment ("Combined Marketing and Selling Expenses") increased to $21.7 million from $18.4 million in the first quarter of 1997. Combined Marketing and Selling Expenses per gross subscriber addition increased to $383 in the first quarter of 1998 from $312 in the same period last year.

     Depreciation and amortization expense increased $6.9 million or 46% during the first quarter of 1998 as compared to the same period in 1997. Property and equipment placed in service since April 1, 1997 of approximately $117.7 million accounted for much of this increase. Also contributing to the increase is the Company's decision to change the depreciable lives of its rental phone assets from 3 years to 1.5 years, which better reflects the useful life of this equipment. In the first quarter of 1998, this change increased depreciation expense by approximately $2.1 million, and will increase depreciation expense by approximately $2.2 million in each of the remaining quarters in 1998.

     Interest expense increased $3.3 million or 26% during the first quarter of 1998. This increase primarily resulted from an increase in average borrowings of approximately $147.7 million, and to a lesser extent, an increase in the interest rates charged.

     Net losses from unconsolidated investments increased by $12.2 million with $10.0 million of this increase resulting from an additional equity investment the Company made in IWC in the first quarter of 1998. The remaining increase resulted primarily from higher operating, amortization and interest expenses incurred by Inter*Act Systems, Incorporated ("Inter*Act"). The Company continues to recognize its share of the income and losses of its equity method investments in Inter*Act and the Company's other equity method investees. See "Liquidity and Capital Resources."

     The Company recognized deferred income tax assets of $4.1 million and $4.0 million in the first quarter of 1998 and 1997, respectively. The Company has entered into agreements to sell its Myrtle Beach, SC RSA market as well as its interest in the Eastern North Carolina Cellular Joint Venture ("ENCCJV"). See "Liquidity and Capital Resources". These sales transactions are expected to generate substantial capital gains which will utilize an equivalent amount of the Company's accumulated NOL's. Based on these anticipated gains, management has assessed that it is more likely than not that a significant portion of the Company's deferred income taxes are realizable, and, accordingly, the Company has recognized a total of $56.7 million of net deferred income tax assets as of March 31, 1998. See "Liquidity and Capital Resources -- Income Taxes."

     In the first quarter of 1998, the Company reported a net loss before extraordinary item of $16.8 million or $0.44 per share as compared to net income of $288,000 or $0.01 per share in the first quarter of 1997. This $17.0 million decline in net income before extraordinary item is primarily attributable to increases in losses from unconsolidated investments, depreciation expense, and interest expense as discussed above.

     In February 1998, the Company completed the closing of a $1 billion credit facility which refinanced its existing $675 million facility. In connection with this refinancing, the Company recorded an extraordinary loss of $4.0 million ($0.11 per basic and diluted common share) net of a $2.6 million tax benefit, which represented the write-off of all unamortized deferred financing costs related to the refinanced facility.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital to acquire, construct, operate and expand its cellular systems. The Company also explores, on an ongoing basis, possible acquisitions of cellular systems and properties as well as other investment opportunities, some of which may involve significant expenditures or commitments. In addition, although the initial buildout of its cellular system is complete, the Company will continue to construct additional cell sites and purchase cellular equipment to increase capacity as subscribers are added and usage increases, to expand geographic coverage, to provide for increased portable usage and to upgrade its cellular system for digital conversion and the implementation of new services. During the three months ended March 31, 1998 the Company incurred approximately $29.0 million in capital expenditures as compared to $34.4 million in the same period last year.

     The specific capital requirements of the Company will depend primarily on the timing and size of any additional acquisitions and other investments as well as property and equipment needs. EBITDA has been a growing source of internal funding in recent years, and although the Company anticipates that in 1999 EBITDA will be sufficient to cover property and equipment and debt service requirements, the Company does not expect EBITDA to grow sufficiently to meet both its property and equipment and debt service requirements during 1998. The Company will rely on borrowings under its existing credit facility to meet any short-falls. In the first quarter of 1998, the Company entered into agreements to sell its Myrtle Beach, SC RSA market for approximately $160 million in cash and its interest in the ENCCJV for approximately $30 million in cash. Both transactions, which are subject to adjustment and are expected to close in the third quarter of 1998, are subject to approval by regulatory authorities, including the FCC. The Company is also pursuing opportunities to sell its Pensacola and Fort Walton Beach, FL markets as well as minority interests in other non-core cellular properties. The proceeds from these sales will be used to pay down the Company's existing debt.

     EBITDA does not represent and should not be considered as an alternative to net income or operating income as determined by generally accepted accounting principles. It should not be considered in isolation from other measures of performance according to such principles, including operating results and cash flows. EBITDA increased to $33.8 million in the first quarter of 1998 from $26.0 million in the 1997 period and net cash provided by operating activities as shown on the Statement of Cash Flows increased to $15.4 million in the first quarter of 1998 from $10.8 million in the 1997 period. Net cash provided by operating activities in the first three months of 1998 reflects a $3.3 million increase in interest expense and an increase in working capital items of $74,000. Investing activities, primarily purchases of property and equipment and acquisitions of investments, used net cash of $47.1 million and $34.4 million in the first quarters of 1998 and 1997, respectively. Financing activities provided net cash of $36.2 million and $16.1 million in the first quarters of 1998 and 1997, respectively.

     FINANCING AGREEMENTS. At December 31, 1997 the Company's long-term debt consisted primarily of a $675 million credit facility (the "Credit Facility") and $200 million of 9 3/8% Senior Debentures due 2006 (the "Debentures"). In February 1998, the Company completed the closing of an amendment to the Credit Facility, increasing the facility to $1.0 billion pursuant to the Third Amended and Restated Facility A Loan Agreement (Facility A Loan) and the Facility B Loan Agreement (Facility B Loan) (collectively, the 1998 Loan Agreements) with various lenders led by The Bank of New York, The Toronto-Dominion Bank, and NationsBank of Texas, N.A.

     The Facility A and Facility B Loans are available to provide the Company with additional financial and operating flexibility and to enable it to pursue business opportunities that may arise in the future. The Facility A Loan, consists of a $750 million senior secured reducing revolving credit facility which allows for the issuance of up to $25 million of standby letters of credit. The Facility B Loan consists of a $250 million 364-day revolving credit facility which may be extended for an additional 364-day period upon the approval of the lenders or converted to a term loan according to the terms and subject to certain conditions of the Facility B Loan Agreement.

     Borrowings under the 1998 Loan Agreements bear interest at a rate equal to the Company's choice of the Prime Rate or Eurodollar Rate plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. The ranges for this applicable margin are 0.0% to 0.25% for the Prime Rate and 0.5% to 1.5% for the Eurodollar Rate. Based upon the leverage ratio, the applicable margins for the first quarter of 1998 are 0.00% and 1.25% for the Prime Rate and Eurodollar Rate, respectively.

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

     Among other restrictions, the 1998 Loan Agreements limit the payment of cash dividends, limit the use of borrowings and the creation of additional long-term indebtedness and require the maintenance of certain financial ratios. The provisions of the 1998 Loan Agreements were established in relation to the Company's projected capital needs, projected results of operations and cash flow. These provisions were generally designed to require continued improvement in the Company's operating performance such that EBITDA would be sufficient to continue servicing the debt as repayments are required. The Indenture for the Debentures contains limitations on, among other things, (i) the incurrence of additional indebtedness, (ii) the payment of dividends and other distributions with respect to the capital stock of the Company, (iii) the incurrence of certain liens, (iv) the ability of the Company to allow restrictions on distributions by subsidiaries, (v) asset sales, (vi) transactions with affiliates and (vii) certain consolidations, mergers and transfers of assets. The Company is in compliance with all requirements of the 1998 Loan Agreements and the Indenture.

     Borrowings under the 1998 Loan Agreements are secured by the stock of Vanguard Cellular Financial Corp. and Vanguard Cellular Operating Corp., direct or indirect wholly owned subsidiaries of the Company. The Debentures are unsecured obligations of the Company.

     INVESTMENTS IN CELLULAR ENTITIES. The Company explores, on an ongoing basis, possible acquisitions of additional cellular systems and licenses. The Company currently has no agreements in principle regarding any such cellular acquisition. The Company also explores possible acquisitions of companies that will facilitate new service offerings to its customer base, such as paging and Internet access.

     The Company has entered into an agreement to purchase NationPage, a leading regional paging provider in Pennsylvania and New York, for approximately $28.5 million. The NationPage acquisition will minimize future paging service capacity constraints and will be financed through borrowings under the 1998 Loan Agreements.

     In the first quarter of 1998, the Company participated in the FCC's Local Multipoint Distribution Service ("LMDS") auction, which concluded on March 25, 1998. The Company was the high bidder for 22 LMDS Basic Trading Area ("BTA") licenses, with an aggregate bid of $8.9 million. As of March 31, 1998, the Company had $5.3 million on deposit with the FCC, and anticipates that in June or July 1998, the FCC will call for payment of the remaining $3.6 million and will issue the licenses.

     LMDS frequencies may be used for a variety of technologies, including traditional wireless telephony, competitive local exchange service, broadband data transmissions, including Internet, video and others. The Company is studying these applications and presently plans to focus primarily on traditional wireless telephony and broadband data transmission. There is no assurance that these are the applications the Company will implement, or when it will implement these or other applications.

     OTHER INVESTMENTS. At March 31, 1998, the Company owned approximately 29% of the outstanding stock of IWC and has invested an aggregate of $25.5 million. IWC is a development stage company specializing in securing, building and operating wireless businesses, primarily in Asia and Latin America. As existing and new projects are in the network buildout phase, the losses of IWC are expected to grow significantly in future years. The Company records its proportionate share of these losses under the equity method of accounting. During 1995 and 1996, the Company recognized an amount of losses on the equity method from IWC that is equal to the Company's equity investment in IWC. As a result, the Company suspended the recognition of losses attributable to IWC until such time that the equity method income became available to offset the Company's share of IWC's future losses or the Company makes further investments in IWC. In March 1998, the Company invested an additional $10.3 million in IWC. Accordingly, during the first quarter of 1998 the Company recognized losses equal to the amount of this additional investment.

     During the first quarter of 1997, the Company entered into a stock purchase agreement to purchase from an unrelated third party 7% of the outstanding shares of Star Digitel Limited ("SDL"), a Hong Kong company whose principal business activities relate to the provision and development of cellular telecommunications services in the People's Republic of China. Pursuant to the stock purchase agreement, the Company's purchase of such shares will occur in two closings, which are subject to the satisfaction of certain conditions, for an aggregate cash consideration of $8.4 million. Through March 31, 1998, the Company has funded $5.1 million of the $8.4 million share purchase price and invested an additional $1.5 million, including payment of a $700,000 capital call in the first quarter of 1998. IWC acquired and maintains a 40% ownership interest in SDL. The Company accounts for its investment using the equity method of accounting. In addition, the Company has guaranteed obligations of SDL totaling $14.1 million, which includes guarantees of $7.2 million on behalf of IWC. If the Company must eventually fund these guarantees, the funding will be in the form of loans to SDL.

     During 1997, the Company acquired a 12% equity interest in International Wireless Communications Pakistan Ltd. ("IWCPL") for $7.0 million which has subsequently been reduced to approximately 10%. Additionally, IWC's 100% owned subsidiary, Pakistan Wireless Holdings, Inc. ("PWH"), owns a 34% equity interest in IWCPL, thereby increasing the Company's total direct and indirect ownership interest in IWCPL to approximately 20%. IWCPL owns approximately 59% of the equity in Pakistan Mobile Communications (Pvt) Ltd., a Pakistan company that owns and operates the cellular license in Pakistan. Through March 31, 1998, the Company has invested $9.9 million in IWCPL including $1.6 million invested during the first quarter of 1998 and has provided $3.0 million in debt financing. The Company records its proportionate share of the losses of IWCPL under the equity method of accounting.

     As of March 31, 1998, the Company had invested $10.0 million in Inter*Act common stock for an ownership interest of approximately 26%. Inter*Act is a development stage company that provides consumer product manufacturers and retailers (currently supermarkets) the ability to offer targeted promotions to retail customers at the point of entry of a retail outlet through an interactive multi-media system utilizing ATM-like terminals.

     During 1996, Inter*Act completed the sale of 142,000 units ("Units") of 14% Senior Discount Notes due 2003, which have been exchanged for identical notes registered with the SEC and warrants to purchase shares of common stock at $.01 per share. The Company purchased for $12.0 million a total of 18,000 Units consisting of $18.0 million principal amount at maturity of these 14% Senior Discount Notes and warrants to purchase 132,012 shares (subsequently increased to 169,722) of common stock. At issuance, the Company allocated, based upon the estimated fair values, $8.9 million and $3.1 million to the debentures and warrants purchased by the Company, respectively. The shares issuable upon the exercise of these warrants currently represent approximately 2% of Inter*Act's outstanding common stock. In addition, under a stock warrant agreement, the Company has the right to acquire at any time prior to May 5, 2005 an aggregate of 900,113 shares of common stock for $23.50 per share, which shares presently represent approximately 10% of the outstanding common stock of Inter*Act.

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

     In 1994, the Company purchased from Geotek Communications, Inc. ("Geotek")
2.5 million shares of Geotek common stock for $30 million. Geotek is a telecommunications Company that is developing a wireless communications network using its FHMA (R) digital technology Under a management agreement, the Company earned and recorded as revenue approximately 201,370 shares with an aggregate value of $2.1 million in 1996, and approximately 300,000 shares with an aggregate value of $2.4 million in 1995. In September 1995, the Company purchased, for $5.0 million in cash, 531,463 shares of convertible preferred stock of Geotek with a stated value of $9.408 per share. The preferred stock investment is accounted for at cost and is included in Other Equity Investments. The Company currently owns less than 5% of Geotek's outstanding common stock.

     CAPITAL EXPENDITURES. As of March 31, 1998, the Company had $504.0 million of property and equipment in service. The Company historically has incurred capital expenditures primarily based upon capacity needs in its existing markets resulting from continued subscriber growth. In order to increase geographic coverage and provide for additional portable usage the Company intends to increase the number of sites and add additional capacity to existing sites as it has done over the past few years. During 1998, the Company plans to continue this accelerated buildout. Capital expenditures for 1998 are estimated to be approximately $105 to $110 million and are expected to be funded primarily through internally generated funds and borrowing under the 1998 Loan Agreements. Approximately $75.0 million of those capital expenditures will be for cellular and paging network equipment, and the remainder will be primarily for rental telephones and computer equipment. During the first quarter of 1998, the Company incurred approximately $29.0 million in capital expenditures.

     STOCK REPURCHASES. Through February 1998, the Company's Board of Directors authorized the repurchase of up to 7,500,000 shares of its Class A Common Stock from time to time in open market or other transactions. As of December 31, 1997, the Company had repurchased 3,065,000 shares of its Class A Common Stock at an average price of approximately $13.00 per share. As of March 31, 1998, the Company had repurchased an additional 1,080,000 shares at an average price of approximately $17.00 per share.

     INCOME TAXES. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109--"Accounting for Income Taxes." This standard requires, among other things, the recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax NOLs, to the extent that realization of such benefits is more likely than not. Prior to 1996, the Company incurred significant financial reporting and tax losses primarily as a result of substantial depreciation, amortization and interest expenses associated with acquiring and developing its cellular markets and substantial marketing and other operating costs associated with building its subscriber base. Although substantial net deferred income tax assets were generated, these assets and the associated income tax benefits were not recognized for financial reporting purposes and a valuation allowance equal to the unrecognized asset was established. Management's assessment was that the Company's historical operating results did not make future profitability certain enough for it to recognize any part of the asset and related income tax benefits.

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

     During the fourth quarter of 1997, management revised its strategy from one of growth and expansion to enhancing shareholder value through profitable operations in its core cellular properties in Pennsylvania, West Virginia and New England. This revised strategy incorporates dispositions of noncore cellular and noncellular properties over the course of the next several years. As part of this Board-approved strategy, in the first quarter of 1998, the Company entered into agreements to dispose of its cellular properties in the Carolinas Metrocluster, which include the Myrtle Beach RSA and ownership interests in the ENCCJV. Additionally, the Company has begun active efforts to dispose of its operations in Western Florida and anticipates reaching an agreement with a potential buyer during 1998. Based on negotiated sales prices for the Myrtle Beach cellular market and its ownership interests in ENCCJV, the Company expects to generate capital gains approximating $140 million in 1998. Additionally, the Company's anticipated sales price, based on recent transactions in the cellular industry and the two transactions discussed above, for the disposition of its Western Florida markets is expected to generate a substantial capital gain.

     The gains to be generated on these transactions will utilize an equivalent amount of the Company's accumulated NOLs. Based on these anticipated gains, management has assessed that it is more likely than not that a significant portion of the Company's deferred income tax assets are realizable. Accordingly, the Company has recognized a total of $56.7 million of net deferred income tax assets as of March 31, 1998. Of the amount recognized, $4.1 million was recognized as a deferred income tax benefit in the first quarter of 1998, $42.7 million was recognized as a deferred income tax benefit in 1997, $5.0 million was recognized as a deferred income tax benefit in 1996 and $4.9 million related to acquired NOLs was recognized through a reduction in investments in domestic cellular entities in 1997.

     A valuation allowance of $36.5 million remains on certain deferred income tax assets due to uncertainties as to when and whether these assets will be realized in the future. To the extent that the income tax benefit of these amounts is realized in future years, a significant portion of the benefit will be recorded as a direct addition to shareholders' equity as these assets relate to additional income tax deductions arising from restricted stock bonuses, stock options and stock purchase warrants.

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

     The Company has begun efforts to assess its Year 2000 compliance issues. The assessment is expected to be completed and a detailed plan for addressing Year 2000 issues finalized in the second quarter of 1998. Until the assessment is completed, management is unable to determine the magnitude of effort and cost that will be required to bring the Company's computer systems into compliance.

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





                                         VANGUARD CELLULAR SYSTEMS, INC.


Date:         May 4, 1998              By:    /s/  Stephen R.  Leeolou
                                            ------------------------------------
                                                   Stephen R.  Leeolou
                                                   President and
                                                   Co-Chief Executive Officer


Date:         May 4, 1998              By:   /s/   Stephen L. Holcombe
                                            ------------------------------------
                                                   Stephen L. Holcombe
                                                   Executive Vice President
                                                            and
                                                   Chief Financial Officer
                                                   (principal accounting and
                                                   principal financial officer)


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

   4(b)(8) Third Amended and Restated Facility A Loan Agreement between Vanguard Cellular Financial Corp. and various lenders led by the Bank of New York, and The Toronto-Dominion Bank, and NationsBank of Texas, N.A. as agents, dated February 20, 1998.

   4(b)(9) Facility B Loan Agreement between Vanguard Cellular Financial Corp. and various lenders led by The Bank of New York, and The Toronto-Dominion Bank, and NationsBank of Texas, N.A. as agents, dated February 20, 1998.

   4(b)(10) Borrower Pledge Agreement between Vanguard Cellular Financial Corp. and Toronto-Dominion (Texas), Inc. as collateral agent, dated February 20, 1998.

   4(b)(11) VCOC Guaranty between Vanguard Cellular Operating Corp. and various lenders led by The Bank of New York, and The Toronto-Dominion Bank, and NationsBank of Texas, N.A. as Secured Parties, dated February 20, 1998.

   4(b)(12) Vanguard Guaranty between Vanguard Cellular Operating Corp. and various lenders led by the Bank of New York, and the Toronto-Dominion Bank, and NationsBank of Texas, N.A. as Secured Parties, dated February 20, 1998.

   4(b)(13) Vanguard Pledge Agreement between Registrant and Toronto-Dominion (Texas), Inc. as collateral agent, dated February 20, 1998.

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

   11 Calculation of fully diluted earnings per share for the three months ended March 31, 1998 and 1997.

   27             Financial Data Schedule.

-----------------------


*    Incorporated by reference to the statement or report indicated.

     The following exhibits and schedules to the Third Amended and Restated Facility A Loan Agreement filed as Exhibit 4(b)(8) hereto, have been omitted. The Registrant hereby undertakes to furnish supplementally a copy of any such omitted exhibit or schedule to the Commission upon request.

              Exhibit A         Form of Borrower Pledge Agreement
              Exhibit B         Form of Certificate of Financial Condition
              Exhibit C-1       Form of Facility A Note
              Exhibit C-2       Form of Swing Line Note
              Exhibit D         Form of Request for Advance
              Exhibit E         Form of VCOC Guaranty
              Exhibit F         Form of Vanguard Guaranty
              Exhibit G         Form of Vanguard Pledge Agreement
              Exhibit H-1       Form of Borrower's Loan Certificate
              Exhibit H-2       Form of Subsidiary Loan Certificate
              Exhibit H-3       Form of Vanguard Loan Certificate
              Exhibit I         Form of Performance Certificate
              Exhibit J         Form of Assignment and Assumption Agreement
              Exhibit K         Form of Request for Issuance of Letter of Credit
              Exhibit L         Form of Request for Swing Line Advance
              Schedule 1        Commitment Ratios
              Schedule 2        Licenses
              Schedule 3        Liens of Record as of the Agreement Date
              Schedule 4        Subsidiaries
              Schedule 5        Litigation
              Schedule 6        Agreements with Affiliates
              Schedule 7        Investments

     The following exhibits and schedules to the Facility B Loan Agreement filed as Exhibit 4(b)(9) hereto, have been omitted. The Registrant hereby undertakes to furnish supplementally a copy of any such omitted exhibit or schedule to the Commission upon request.

                Exhibit A         Form of Borrower Pledge Agreement
                Exhibit B         Form of Certificate of Financial Condition
                Exhibit C         Form of Facility B Note
                Exhibit D         Form of Request for Advance
                Exhibit E         Form of VCOC Guaranty
                Exhibit F         Form of Vanguard Guaranty
                Exhibit G         Form of Vanguard Pledge Agreement
                Exhibit H-1       Form of Borrower's Loan Certificate
                Exhibit H-2       Form of Subsidiary Loan Certificate
                Exhibit H-3       Form of Vanguard Loan Certificate
                Exhibit I         Form of Performance Certificate
                Exhibit J         Form of Assignment and Assumption Agreement
                Exhibit K         Form of Term Conversion Notice
                Exhibit L         Form of Request for Extension
                Schedule 1        Commitment Ratios
                Schedule 2        Licenses
                Schedule 3        Liens of Record as of the Agreement Date
                Schedule 4        Subsidiaries
                Schedule 5        Litigation
                Schedule 6        Agreements with Affiliates
                Schedule 7        Investments