Form 10-K/A
period 1997-12-31
VANGUARD CELLULAR SYSTEMS INC
filed 1998-06-30
CIK 771178

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

                                        Date: June 30, 1998

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

     **Financial statements for PT Rajasa Hazanah Perkasa, a foreign business, are filed herein. All other Financial Statements of Certain Significant 50% or less Owned Persons were previously filed as Financial Statements and Schedules of Form 10-K and Form 10-K/A (Amendment No. 1).

                          INDEPENDENT AUDITORS' REPORT
Report No. 27181S
THE BOARD OF DIRECTORS AND STOCKHOLDERS
PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
     We have audited the consolidated balance sheets of PT Rajasa Hazanah Perkasa and Subsidiary as of December 31, 1995 and 1996, and the related consolidated statements of income and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audit in accordance with auditing standards established by the Indonesian Institute of Accountants, which are substantially similar to the generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PT Rajasa Hazanah Perkasa and Subsidiary as of December 31, 1995 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the Republic of Indonesia.
     Generally accepted accounting principles in Indonesia vary in certain respects with those in the United States of America. A description of the significant differences between those two generally accepted accounting principles and the approximate effects of those differences on net income and stockholders' equity are set forth in Notes 22 and 23 to the consolidated financial statements.
                                   PRASETIO, UTOMO & CO.
Drs M.P. Sibarani
License No. SI.570/MK.17/1993
March 24, 1997
                                      F-2

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

          See accompanying Notes to Consolidated Financial Statements which are an integral part of the consolidated financial statements.
                                      F-3

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

          See accompanying Notes to Consolidated Financial Statements which are an integral part of the consolidated financial statements.
                                      F-4

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

          See accompanying Notes to Consolidated Financial Statements which are an integral part of the consolidated financial statements.
                                      F-5

                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
     PT Rajasa Hazanah Perkasa (the Company) was established on December 17, 1984 based on notarial deed No. 22 of Pariwondo Soekarno SH. The deed of establishment was approved by the Ministry of Justice (MOJ) in its decision letter No. C2-2666-HT.01.01.TH'85 dated May 8, 1985, registered at the South Jakarta Court of Justice under No. 503/Not/1985/PN.JKT.SEL on July 24, 1985 and was published in the State Gazette No. 82, Supplement No. 1199 dated October 14, 1986. The Company's articles of association have been amended from time to time, most recently by notarial deed No. 106 of Sinta Susikto SH dated January 24, 1997 (see Note 15).
     According to Article No. 3 of the Company's articles of association, the Company is engaged in supplying non-wire telecommunication services and installing and operating domestic telephone lines.
     The Company changed its status to foreign capital investment based on the approval of Investment Coordinating Board No. 22/V/PMA/1995 dated May 26, 1995 and No. 1226/A.6/1995 dated September 28, 1995.
     On November 30, 1995, as covered by notarial deed No. 210 dated November 30, 1995 of Sinta Susikto SH, the Company, PT Telekomunikasi Indonesia (Telkom) and Yayasan Dana Pensiun Pegawai Telkom (YDPP Telkom) established a joint venture company named PT Mobile Selular Indonesia (Mobisel). In accordance with the joint venture agreement, the Company transferred network assets to Subsidiary as capital contribution.
     Under existing regulation, Subsidiary can only operate upon the approval of its articles of associations by MOJ. As such, the following arrangements and conditions are adopted with respect to the transfer and assumption of the operations of, and recognition and sharing of revenues being generated from, the above-mentioned assets transferred to Subsidiary:
     a. The operations of the network assets will be transferred to and assumed by Subsidiary effective on the 20th day of the month of approval of its articles of association by MOJ, with the condition that if the approval is made exactly on the 20th day of the said month, then the transfer shall be effective on that date.
     b. Revenues generated from the operations of the transferred assets can only be recognized by Subsidiary starting from the effectivity date of the transfer being referred to in point (a). Prior to the said date, all revenues generated are recognized by the Company.
     c. The revenue sharing agreement between Telkom and the Company covering the transferred assets is still valid as long as the condition in point (a) is not yet fulfilled.
     The Company, as a joint venture company, was granted an approval in principle to engage in providing facilities for mobile cellular phone services by the Ministry of Tourism, Posts and Telecommunications of the Republic of Indonesia on April 28, 1995, based on the letter No. PB.301/1/25/MPPT-95. Government Regulation No. 8 of 1993, which governs the Provision of Telecommunications Services, stipulates that the establishment of cooperation which aims to provide basic telecommunications services can be in the form of joint venture, joint operation or contract management. The said regulation further provides that entities cooperating with the domestic and/or international telecommunications organizing bodies must use the organizing bodies' existing telecommunications networks. If the telecommunications networks are not available, the government regulation requires that the cooperation shall be in the form of a joint venture capable of constructing the necessary networks.
     According to Article 3 of Subsidiary's articles of association, the scope of activities of Subsidiary comprises operating and providing facilities for Mobile Cellular Phone Services (Jasa Sambungan Telepon Bergerak Selular) in accordance with existing laws.
     Subsidiary's deed of establishment was approved by MOJ in its decision letter No. C2-1238.HT.01.01-TH'96 dated January 31, 1996. Accordingly, the Company is still entitled to the pulse sharing revenue until February 20, 1996.
                                      F-6

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

                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued
     Telecommunication network represents capitalized system costs for the development of the Subsidiary's cellular mobile telephone systems. This includes the costs of the construction, direct labor cost spent on the construction, and interest on loans used to finance the construction. Capitalization of interest ceases when the construction is completed and ready for its intended use.
     The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. When assets are retired or otherwise disposed of, their costs and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period.
CONSTRUCTION IN PROGRESS
     Construction in progress is stated at cost. The accumulated costs are reclassified to the appropriate property and equipment accounts when the construction is completed and ready for its intended use.
PREOPERATING EXPENSES
     Preoperating expenses are amortized over three years up to 1998, in accordance with the Statement of Financial Accounting Standards No. 6, "Accounting and Reporting for a Development Stage Company".
REVENUE AND EXPENSE RECOGNITION
     Revenue is recorded as earned when products are delivered to the customers or when services are rendered. Expenses are recognized when they are incurred.
     Revenue is obtained from three primary sources:
      -- connecting fee for each new line sold
      -- pulse-sharing
      -- sales, repair, maintenance and rental of outstations and accessories FOREIGN CURRENCY TRANSACTIONS AND BALANCES
     Transactions involving foreign currencies are recorded at the rates of exchange prevailing at the time the transactions are made. At the balance sheet date, assets and liabilities denominated in foreign currencies are adjusted to reflect the middle rate of Bank Indonesia prevailing at such date and the resulting gains or losses are credited or charged to operations of the current year.
PROVISION FOR INCOME TAX
     Provision for income tax is determined on the basis of estimated taxable income for the year. No deferred tax is provided for the timing differences in the recognition of income and expenses in the financial statements for financial reporting and income tax purposes.
3. TRANSLATIONS OF INDONESIAN RUPIAH AMOUNTS INTO UNITED STATES DOLLAR AMOUNTS The financial statements are stated in Indonesian rupiah. The translations of Indonesian rupiah amounts into United States dollars are included solely for the convenience of the readers, using the average buying and selling rates published by Bank Indonesia (Central Bank) on December 31, 1996 of Rp 2,383 to U.S.$ 1. The convenience translations should not be construed as representations that the Indonesian rupiah amounts have been, could have been, or could in the future be, converted into United States dollars at this or any other rate of exchange.
                                       F-8

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

     Certain inventories are used as collateral to secure certain short-term loans (see Note 9).
     Allowance for inventory obsolescence is made for non-moving inventory of old and out-modelled mobile telephone equipment.
                                      F-9

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

     On March 12, 1996, Subsidiary obtained a loan from Nissho Iwai International (Singapore) Pte. Ltd. (Nissho Iwai) with a maximum facility amounting to U.S.$ 60,000,000 to finance the construction and implementation of the NMT-450 Network in Bandar Lampung in Sumatra, Java, Bali and Lombok. The loan, which term is five years and inclusive of a two years grace period on principal payment, is repayable in six equal semi-annual installments. Proceeds from collections of Subsidiary's receivables are deposited directly into escrow accounts maintained with certain banks as chosen and agreed-upon by both parties.
     Based on the Joint Venture Agreement No. PKS 234/HK.810/UTA-00/95 dated November 30,1995 between the Company, Telkom and Yayasan Dana Pensiun Pegawai Telkom (YDPP Telkom), the Company transferred the balance of the loan from Svenska Handelsbanken, Singapore to Subsidiary as of June 30, 1995 amounting Rp 10,752,598,140.
     The above loans are collateralized with cash and cash equivalents, receivables, and property and equipment of the Company and Subsidiary, corporate guarantee from the Company and shares of Subsidiary. The Rupiah loans bear interest at rates ranging from 20% to 23% per annum. The loan from Nissho Iwai bears interest at an annual rate of 2.5% above LIBOR. The loan from Svenska Handelsbanken, Singapore bears annual interest at 0.55% above one month SIBOR.
     Certain loan agreements contain terms and conditions restricting the Company and Subsidiary from, without prior consent from the lenders, taking additional loans, entering into any investment, merger, consolidation, reorganization and changing ownership. In addition, the Company has to maintain certain financial ratios.
                                      F-13

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

18. CONTINGENT LIABILITY
     The Company is in a dispute with PT Larikerindo relating to the settlement of a loan. On August 9, 1994, the court dismissed the claim against the Company. However, PT Larikerindo filed an appeal concerning the court decision. On December 29, 1995, the higher court again dismissed the claim. In the event the case is reappealed, the management believes that the Company will win the case and incur no significant cost.
19. CONSULTANCY AGREEMENTS
     Subsidiary had agreements with several parties in connection with the installation and development of infrastructure of the STKB-C (Cellular mobile telephone network) project. The agreements, made prior to the approval of Subsidiary's articles of association by MOJ, were entered into by the Company on behalf of Subsidiary. These agreements are as follows:
     a. Consultancy service agreement with Telecon Ltd. (Telecon), Finland, whereby Telecon agreed to provide an expert to work in Jakarta as a training manager in radio network planning of NMT 450i for Subsidiary. Telecon will charge U.S. $18,500 per month and Subsidiary provides accommodation. The work started in September 1996 and has a duration of six months.
     b. Technical support agreement with Broadcast Communications Limited (BCL), New Zealand, whereby BCL agreed to provide technical support services concerning the development of cellular mobile radio telecommunication and related business in Indonesia. The agreement commenced on May 20, 1996 and has a duration of 12 months. The fee for the services amounted to U.S.$ 32,839 per month (excluding Value Added Tax) and Subsidiary provides accommodation as defined under the agreement.
     c. Supply contract and technical support agreement with Nokia Telecommunications Oy, Finland, in connection with NMT-470 Network Expansion and Transmission System in order to provide new network coverage for NMT mobile telephone system. These contracts were made on January 19, 1996. Supply contract has a contract price of U.S.$ 20.9 million, while technical support is charged on a fixed annual fee basis as defined and set forth in the agreement. The fee amounted to U.S.$ 91,871 for the year 1996 and with approximate U.S.$ 1 million per year for the years 1997-2001.
     d. Service contract with Nokia Telecommunications Pte. Ltd., Singapore, for a contract price of U.S.$ 4.54 million. This is also in connection with NMT-470 Network Expansion and Transmission System in order to provide new network coverage for NMT mobile telephone system. This contract was made on January 19, 1996.
     e. Cooperation agreement on network interconnection of Subsidiary's Mobile Cellular Phone (STBS) with Telkom's Public Service Telephone Network (PSTN). This agreement contains the interconnection configuration points and capacities, operation and maintenance of interconnection equipment, other facilities and services, joint services and financial settlement. This agreement was entered into on August 21, 1996 and may be terminated at any time subject to the express written approval of both parties or their respective successors and permitted assigns.
     f. Service agreement with Telkom whereby Telkom will provide billing and collection service to the Company. As compensation, the Company will pay 1% of its collected revenue to Telkom. The agreement will expire on March 31, 1997.
                                      F-15

                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
19. CONSULTANCY AGREEMENTS -- Continued
     g. Subsidiary also has several agreements with contractors which among others include agreements for establishing telecommunication towers in Jakarta, Depok, Cikarang, East Java, Lampung and Bali with aggregate cost approximately amounting to Rp 5 billion and for interior design of Subsidiary's new office with total contract cost amounting to Rp 3.1 billion.
     h. The Company appointed CV Aporindo Consultant to assist the Company in handling the settlement of the corporate income tax for the year 1995 for a total amount Rp 3,800,000,000, inclusive of the consultant's fee. The Company has paid Rp 1,300,000,000 to December 31, 1996 and the fee is recorded as "Advance" in the consolidated balance sheet.
     Fees related to the installation and development of infrastructure of STKB-C are capitalized and recorded under "Property and Equipment" in the consolidated balance sheet.
20. COMMITMENTS
     a. Subsidiary has agreed to take over service equipment, spareparts and outstations owned by the Company amounting to Rp 1,453,000,000, as appraised by PT Aditya Appraisal Bhakti. As of December 31, 1996, only service equipment amounting to Rp 131,800,000 has been transferred to Subsidiary.
     b. As of December 31, 1996, Subsidiary has unused credit facilities aggregating to Rp 5,000,000,000 from PT Bank Umum Servitia.
21. SUBSEQUENT EVENTS
     a. Based on notarial deed No.106 of Sinta Susikto SH dated January 24, 1997, the Company's authorized capital stock was changed from Rp 25,000,000,000 divided into 25,000 shares with a par value of Rp 1,000,000 per share to Rp 25,773,000,000 divided into 25,773 shares of the same par value and other changes in the capital structure. The changes in the authorized capital stock was approved by the Ministry of Justice in its decision letter No. C2-1331.HT.01.04.Th.97 dated February 27, 1997 (see Note 14).
     b. On January 29, 1997, Subsidiary entered into a syndicated short-term notes facility agreement made with PT Bank Umum Servitia (BUS), as arranger. Under the agreement, the syndicated banks have agreed to purchase short-term notes amounting to Rp 60,000,000,000 and interest notes amounting to Rp 15,000,000,000 issued by the Company. Subsidiary is required to pay these loans prior to payment for all other loans.
     These short-term notes will be used to finance the working capital and expansion of Subsidiary prior to the issuance of the convertible bonds; while the interest notes will be used to finance any accrued interest payments on the short-term notes or the interest notes.
     c. Based on the decree No. KM.5/PR.301/MPPT-97 of Ministry of Tourism, Posts and Telecommunications of the Republic of Indonesia dated January 1, 1997, Subsidiary, as one of mobile cellular phone services providers, is entitled to get:
      -- 100% of long-distance interconnection fee from owned STBS to owned STBS which use owned network.
      -- 30% of long-distance call pulse from owned STBS to owned STBS which use PSTN network.
      -- 15% of long-distance call pulse from owned STBS to other STBS, and vice-versa, which use PSTN network.
      -- 40% of long-distance call pulse from owned STBS to PSTN which use owned network.
      -- 15% of long-distance call pulse from PSTN to owned STBS which use PSTN network.
                                      F-16

                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

22. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN ACCOUNTING PRINCIPLES FOLLOWED BY THE COMPANY AND U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES THE FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH INDONESIAN GAAP WHICH
DIFFER IN CERTAIN RESPECTS FROM U.S. GAAP.
     THE DIFFERENCES ARE REFLECTED IN THE APPROXIMATIONS PROVIDED IN NOTE 26 AND ARISE DUE TO THE ITEMS DISCUSSED IN THE FOLLOWING PARAGRAPHS:
     A. INCOME TAXES
     Under Indonesian GAAP, it is acceptable to recognize Income Tax expense based upon the estimated current Income Tax liability on the current year's earnings. When income and expense recognition for Income Tax purposes does not occur in the same year as income and expense recognition for financial reporting purposes, the resulting temporary differences are not considered in the computation of Income Tax expense for the year.
     Under U.S. GAAP, the liability method is used to calculate the Income Tax provision. Under the liability method, deferred tax assets or liabilities are recognized for differences between the financial reporting and tax bases of assets and liabilities at each reporting date.
     b. REGULATION
     The Company provides telephone service in Indonesia and therefore is subject to the regulatory control of the Minister of Tourism, Posts and Telecommunications of the Republic of Indonesia. Rates for services are tariff-regulated. Although changes in rates for services are authorized and computed based on a decree issued by the Minister of Tourism, Posts and Telecommunications of the Republic of Indonesia, these are not based on a fixed rate of return and are not designed to provide for the recovery of the Company's cost of services. Accordingly, the requirements of U.S. GAAP related to a business whose rates are regulated on the basis of its actual costs are not applicable to the Companies' financial statements.
     c. PRESENTATION OF THE STATEMENTS OF STOCKHOLDERS' EQUITY
     Under Indonesian GAAP, except for public companies, it is not required to present statements of retained earnings. Under U.S. GAAP, the Companies are required to present statements of stockholders' equity.
                                      F-17

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

     The temporary differences, on which deferred tax assets have been computed are not deductible for income tax purposes until the provision for inventory obsolescence and provision for uncollectible trade receivable are written-off. The differences between the book and tax bases of property and equipment, prepaid long-term rent and preoperating expenses are due to the differing recognition methods for Income Tax and financial reporting purposes.
                                      F-19

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

                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
25. RECLASSIFICATIONS OF ACCOUNTS
     Certain accounts in the 1995 financial statements have been reclassified to conform with the presentation of accounts in the 1996 financial statements.
                                      F-21

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

                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  DECEMBER 31, 1995, 1996 AND 1997 (unaudited)






                                                                                   1995
                                                                              (As Restated,
                                                                               see Note 2)           1996
                                                                              -------------    --------------
A S S E T S                                                      Notes              Rp                Rp
                                                              ----------      -------------    --------------

CURRENT ASSETS
Cash and cash equivalents                                      2,4,10,14      5,543,708,243    15,676,909,861
Accounts receivable
       Trade - net of allowance for doubtful accounts of
            Rp 568,483,998 in 1995, Rp 7,600,569,741 in 1996
            and Rp 19,270,979,387 in 1997                      2,5,10,14      2,617,547,345     5,099,085,512
       Others                                                                    79,039,898       681,504,236
Inventories - net of allowance for obsolescence of
       Rp 3,858,732,612 in 1995 and Rp 2,282,225,057 in 1996    2,6,10        3,462,954,359     1,316,129,149
Prepaid taxes and expenses                                         2            567,254,369     3,343,835,015
Advances                                                          21                 -          5,704,584,928
                                                                             --------------    --------------
Total Current Assets                                                         12,270,504,214    31,822,048,701
                                                                             --------------    --------------

DUE FROM STOCKHOLDERS                                              2                 -                 -
                                                                             --------------    --------------


PROPERTY AND EQUIPMENT                                        2,7,10,14,21
Cost                                                                         51,107,776,543   109,776,610,466
Accumulated depreciation                                              -    (  2,491,591,496 )(  7,180,710,614 )
                                                                             --------------   ---------------

Net Book Value                                                        -      48,616,185,047   102,595,899,852
                                                                             --------------   ---------------


OTHER ASSETS
Advances for purchases of equipment                                8                 -         45,064,135,670
Long-term prepayments                                              2            410,858,052     4,390,264,725
Estimated claims for tax refund                                                      -          1,001,401,054
Refundable deposits                                                             160,401,084       756,401,377
Preoperating expenses                                              2             55,000,000        29,000,000
Other non-current asset                                           2,9                -                 -
                                                                              -------------    --------------
Total Other Assets                                                              626,259,136    51,241,202,826
                                                                              -------------    --------------


TOTAL ASSETS                                                                 61,512,948,397   185,659,151,379
                                                                             ==============   ===============





                                                                              1997 (unaudited)
                                                                     ----------------------------------
A S S E T S                                                                 Rp        U.S.$ (SeeNote 3)
                                                                     --------------   -----------------
CURRENT ASSETS
Cash and cash equivalents                                             4,503,817,999          849,777
Accounts receivable
       Trade - net of allowance for doubtful accounts of
            Rp 568,483,998 in 1995, Rp 7,600,569,741 in 1996
            and Rp 19,270,979,387 in 1997                             6,052,416,437        1,141,965
       Others                                                         1,657,122,521          312,665
Inventories - net of allowance for obsolescence of
       Rp 3,858,732,612 in 1995 and Rp 2,282,225,057 in 1996          2,939,270,214          554,579
Prepaid taxes and expenses                                            7,085,338,750        1,336,857
Advances                                                                406,649,189           76,726
                                                                    ---------------       ----------
Total Current Assets                                                 22,644,615,110        4,272,569
                                                                    ---------------       ----------

DUE FROM STOCKHOLDERS                                                   968,200,000          182,679
                                                                    ---------------       ----------

PROPERTY AND EQUIPMENT
Cost                                                                244,554,068,464       46,142,277
Accumulated depreciation                                           ( 23,289,254,882 )    ( 4,394,199 )
                                                                    ---------------       ----------
Net Book Value                                                      221,264,813,582       41,748,078
                                                                    ---------------       ----------

OTHER ASSETS
Advances for purchases of equipment                                   3,253,896,840          613,943
Long-term prepayments                                                 2,762,558,727          521,237
Estimated claims for tax refund                                       1,372,551,380          258,972
Refundable deposits                                                   1,794,650,853          338,613
Preoperating expenses                                                        -                  -
Other non-current asset                                              14,042,306,169        2,649,492
                                                                     --------------        ---------
Total Other Assets                                                   23,225,963,969        4,382,257
                                                                     --------------        ---------


TOTAL ASSETS                                                        268,103,592,661       50,585,583
                                                                    ===============       ==========

                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  DECEMBER 31, 1995, 1996 AND 1997 (unaudited)



                                                                               1995
            LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)      (As Restated,
                                                                            see Note 2)              1996
                                                                          --------------       ---------------
                                                              Notes             Rp                    Rp
CURRENT LIABILITIES                                       -----------    ---------------       ---------------
Short-term loans                                               10          9,475,366,558        15,485,200,000

Accounts payable                                               11         15,659,053,092        11,659,372,437

Taxes payable                                                 2,12         4,923,954,854         8,716,465,563
Accrued expenses                                              2,13         1,683,945,836        17,950,552,254
Current maturities of long-term debts
       Bank loans                                             2,14         8,638,028,690         1,809,565,256
       Obligations under capital leases                      2,7,14        -                     -
                                                                          --------------       ---------------
Total Current Liabilities                                                 40,380,349,030        55,621,155,510
                                                                          --------------       ---------------

LONG-TERM DEBTS~ - net of current maturities
       Bank  loans                                            2,14         2,291,291,579       143,010,194,291
       Obligations under capital leases                      2,7,14        -                     -
                                                                          --------------       ---------------
Total Long-Term Debts                                                      2,291,291,579       143,010,194,291
                                                                          --------------       ---------------

DUE TO STOCKHOLDERS                                           2,15         -                     6,003,518,250
                                                                          --------------       ---------------


MINORITY INTEREST IN CONSOLIDATED
SUBSIDIARY                                                      2         12,150,167,821         2,953,733,963
                                                                          --------------       ---------------


STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Capital stock - Rp 1,000,000 par value
       Authorized and issued - 25,000 shares in 1995 and
            1996 and 25,773 shares in 1997                     16         25,000,000,000        25,000,000,000
Additional paid-in capital                                     16          -                     -
Deficit                                                        22       ( 18,308,860,033 )    ( 46,929,450,635 )
                                                                          --------------       ---------------

Stockholders' Equity - Net (Capital Deficiency)                            6,691,139,967      ( 21,929,450,635 )
                                                                          --------------       ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(CAPITAL DEFICIENCY)                                                      61,512,948,397       185,659,151,379
                                                                          ==============       ===============



                                                                      1997 (unaudited)
                                                              -----------------------------------
                                                                     Rp         U.S.$ (See Note 3)
CURRENT LIABILITIES                                           ---------------   ------------------
Short-term loans                                               75,000,000,000       14,150,943

Accounts payable                                               55,778,714,374       10,524,286

Taxes payable                                                  10,123,125,241        1,910,024
Accrued expenses                                               33,971,640,734        6,409,743
Current maturities of long-term debts
       Bank loans                                             318,313,648,058       60,059,179
       Obligations under capital leases                           143,173,304           27,014
                                                              ---------------    -------------
Total Current Liabilities                                     493,330,301,711       93,081,189
                                                              ---------------    -------------

LONG-TERM DEBTS~ - net of current maturities
       Bank  loans                                             25,143,575,000        4,744,071
       Obligations under capital leases                           233,575,872           44,071
                                                              ---------------    -------------
Total Long-Term Debts                                          25,377,150,872        4,788,142
                                                              ---------------    -------------

DUE TO STOCKHOLDERS                                             4,550,765,606          858,635
                                                              ---------------    -------------


MINORITY INTEREST IN CONSOLIDATED
SUBSIDIARY                                                      -                  -
                                                              ---------------    -------------


STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
Capital stock - Rp 1,000,000 par value
       Authorized and issued - 25,000 shares in 1995 and
            1996 and 25,773 shares in 1997                     25,773,000,000        4,862,830
Additional paid-in capital                                     19,572,700,000        3,692,962
Deficit                                                       300,500,325,528 )   ( 56,698,175 )
                                                              ---------------    -------------

Stockholders' Equity - Net (Capital Deficiency)               255,154,625,528 )   ( 48,142,383 )
                                                              ---------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(CAPITAL DEFICIENCY)                                          268,103,592,661       50,585,583
                                                              ===============    =============



                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME AND DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                  1995
                                              (As Restated,
                                               see Note 2)            1996                         1997 (unaudited)
                                             -------------       ---------------         ----------------------------------

                                   Notes            Rp                  Rp                  Rp             U.S.$(See Note 3)
                                 --------      -------------     ---------------        ---------------    --------------


OPERATING REVENUES                   2,18     16,812,363,798      24,469,261,033         32,218,394,657      6,078,942

OPERATING EXPENSES                2,19,20     19,608,856,430      52,499,818,738        115,259,577,388     21,747,090
                                              --------------      --------------        ---------------     ----------
LOSS FROM OPERATIONS                           2,796,492,632      28,030,557,705         83,041,182,731     15,668,148
                                              --------------      --------------         --------------     ----------

OTHER CHARGES (INCOME)
Interest income                                 (403,155,251)     (2,029,190,074)        (1,194,966,988)      (225,465)
Loss on foreign exchange - net     2,7           507,805,347       2,555,505,519        147,168,454,141     27,767,633
Interest expense                   2,7         4,813,937,236       8,750,900,607         25,061,686,319      4,728,620
Loss (gain) on disposal of
     equipment                      2            344,054,448         113,865,638             47,518,202          8,966
Miscellaneous- net                             2,971,641,507         395,385,065          2,400,734,451        452,968
                                               -------------         -----------          -------------     ----------
Other Charges - Net                            1,602,891,377       9,786,466,755        173,483,426,125     32,732,722
                                               -------------       -------------        ---------------     ----------

LOSS BEFORE PROVISION
FOR INCOME TAX                                 4,399,384,009      37,817,024,460        256,524,608,856     48,400,870

PROVISION FOR INCOME
TAX                                2,12        4,173,487,000               -                   -                 -
                                               -------------       -------------        ---------------    ------------

LOSS BEFORE MINORITY
INTEREST IN NET LOSS OF
CONSOLIDATED SUBSIDIARY                        8,572,871,009      37,817,024,460        256,524,608,856     48,400,870

MINORITY INTEREST IN
NET LOSS OF CONSOLIDATED
SUBSIDIARY                                       326,750,179       9,196,433,858          2,953,733,963        557,308
                                               -------------       -------------          -------------    -----------
NET LOSS                                       8,246,120,830      28,620,590,602        253,570,874,893     47,843,562

DEFICIT AT BEGINNING OF THE
YEAR                                          10,062,739,203      18,308,860,033         46,929,450,635      8,854,613
                                              --------------      --------------         --------------    -----------
DEFICIT AT END OF THE YEAR                    18,308,860,033      46,929,450,635        300,500,325,528     56,698,175
                                              ==============      ==============        ===============    ===========



    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS WHICH ARE AN
            INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.



                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                       1995
                                                   (As Restated,
                                                    see Note 2)            1996                         1997 (unaudited)
                                                   -------------     ---------------           -----------------------------------

                                                        Rp                Rp                           Rp         U.S.$ (See Note 3)
                                                   ---------------   ----------------          ------------------ -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss                                           (8,246,120,830)  (28,620,590,602)           (253,570,874,893)        (47,843,562)
Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities:
     Depreciation                                     786,350,586      7,096,919,730              16,990,403,644          3,205,737
     Provision for doubtful accounts                   62,739,169      8,102,437,967              11,670,409,646          2,201,964
     Provision (write-off) for inventory
         obsolescence                               2,967,643,196     (1,576,507,555)             (2,282,225,057)          (430,609)
     Loss on foreign exchange due to
         restatement of long-term debts                   -            2,460,000,000             175,020,000,000         33,022,642
     Minority interest in net loss of
         consolidated subsidiary                     (326,750,179)    (9,196,433,858)             (2,953,733,963)          (557,308)
     Amortization of deferred charges               4,819,331,622            -                           -                     -
     Amortization of preoperating
         expenses                                         -               29,000,000                  29,000,000              5,472
     Loss (gain) on disposals of
         equipment                                   (344,054,448)       113,865,638                  47,518,202              8,966
     Changes in operating assets and
         liabilities:
         Accounts receivable - net                    196,000,856    (11,186,440,472)            (13,637,650,376)        (2,573,142)
         Inventories - net                            348,812,887      3,751,126,484                 659,083,992            124,355
         Prepaid taxes and expenses                  (397,624,191)    (6,755,987,319)             (2,113,797,737)          (398,830)
         Advances                                         -           (5,704,584,928)              5,297,935,739            999,611
         Refundable deposits                         (160,401,084)      (596,000,293)             (1,038,249,476)          (195,896)
         Estimated claims for tax refund                  -           (1,001,401,054)               (371,150,326)           (70,028)
         Other non-current assets                         -                  -                   (14,042,306,169)        (2,649,492)
         Accounts payable                          10,709,592,486     (3,999,680,655)             44,301,175,185          8,358,712
         Taxes payable                             (3,402,494,577)     3,792,510,709               1,406,659,678            265,407
         Accrued expenses                          (5,876,403,564)    16,266,606,418              16,021,088,480          3,022,847
         ----------------                          ---------------    --------------              --------------       -------------

Net Cash Provided by (Used in)
     Operating Activities                           1,136,621,929    (72,089,295,460)            (18,566,713,431)        (3,503,153)
     --------------------                           -------------    ----------------            ----------------      -------------


CASH FLOWS FROM INVESTING
ACTIVITIES
Proceeds from disposals of equipment                  498,794,393        209,161,024                 129,283,613             24,393
Acquisitions of equipment                          (6,259,361,352)   (61,427,454,916)            (94,025,880,359)       (17,740,732)
Advances for purchases of
     equipment                                            -          (45,064,135,670)                    -                     -
Deductions to deferred charges                      38,150,067,797           -                           -                     -
Additions to preoperating expenses                     (55,000,000)       (3,000,000)                    -                     -
Increase in minority interest in consolidated
     subsidiary                                     12,476,918,000           -                           -                     -

Net Cash Provided by (Used in) Investing
     Activities                                     44,811,418,838   (61,221,293,892)             (93,896,596,746)      (17,716,339)
     ----------                                     --------------   ----------------              ---------------      ------------


                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------
1.   GENERAL

     PT Rajasa Hazanah Perkasa (the Company) was established on December 17, 1984 based on notarial deed No. 22 of Pariwondo Soekarno, S.H. The deed of establishment was approved by the Ministry of Justice (MOJ) in its decision letter No. C2-2666-HT.01.01.TH'85 dated May 8, 1985, registered at the South Jakarta Court of Justice on July 24, 1985 under registry No. 503/Not/1985/PN.JKT.SEL and was published in Supplement No. 1199 of the State Gazette No. 82 dated October 14, 1986. The Company changed its status to foreign capital investment company which was approved by the Investment Coordinating Board in its letter No. 22/V/PMA/1995 dated May 26, 1995 and No. 1226/A.6/1995 dated September 28, 1995. The Company's articles of association has been amended from time to time, most recently by notarial deed No. 106 of Sinta Susikto, S.H. dated January 24, 1997 (see Note 16).

     As stated in Article No. 3 of its articles of association, the Company is engaged in supplying wireless telecommunication services and installing and operating domestic telephone lines.

     The Company was granted an approval in principle to engage in providing facilities for mobile cellular phone services by the Ministry of Tourism, Posts and Telecommunications (MTPT) of the Republic of Indonesia on April 28, 1995 based on the latter's letter No. PB.301/1/25/MPPT-95. Government Regulation No. 8 of 1993, which governs the Provision of Telecommunications Services, stipulates that the establishment of a cooperation which aims to provide basic telecommunications services can be in the form of joint venture, joint operations or contract management. The said regulation further provides that entities cooperating with the domestic and/or international telecommunications organizing bodies must use the organizing bodies' existing telecommunications networks. If the telecommunications networks are not available, the government regulation requires that the cooperation shall be in the form of a joint venture capable of constructing the necessary networks.

     Hence, on November 30, 1995, the Company, PT Telekomunikasi Indonesia (Telkom) and Yayasan Dana Pensiun Pegawai Telkom (YDPP Telkom) established a joint venture company under the name of PT Mobile Selular Indonesia (Mobisel, the Subsidiary). The joint venture agreement is covered by notarial deed No. 210 dated November 30, 1995 of Sinta Susikto, S.H. Pursuant to the said agreement, the Company transferred certain telecommunication networks to the Subsidiary as capital contribution, including its rights to engage in providing facilities for mobile cellular phone services granted by MTPT.

     Under existing regulations, the Subsidiary can only formally operate upon the approval of its articles of associations by MOJ. The Subsidiary's deed of establishment was approved by the MOJ in its decision letter No. C2-1238.HT.01.01-TH'96 dated January 31, 1996. Accordingly, the Company was entitled to the pulse sharing revenue until February 20, 1996.

     As stated in Article 3 of Subsidiary's articles of association, the scope of activities of the Subsidiary comprises operating and providing facilities for Mobile Cellular Phone Services (Jasa Sambungan Telepon Bergerak Selular) in accordance with existing laws.

--------------------------------------------------------------------------------
2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis Of Consolidated Financial Statements
     ==========================================

     The consolidated financial statements have been prepared on the historical cost basis of accounting, except for inventories which are valued at the lower of cost or net realizable value (market).

     Principles Of Consolidation
     ===========================

     The consolidated financial statements include the accounts of the Company and its 70% - owned subsidiary, Mobisel, which was legally established on January 31, 1996. In recognition of the change in its legal status, as explained in Note 1, and for comparative purposes, the Company restated the 1995 accounts previously reported as if the Subsidiary was legally established in 1995 and, accordingly, consolidated starting in 1995.

     All  significant   intercompany   accounts  and   transactions   have  been
     eliminated.

     Cash Equivalents
     ================

     Time deposits and other short-term investments with maturities of three months or less at the time of placement or purchase are considered as "Cash Equivalents".

     Allowance For Doubtful Accounts
     ===============================

     Allowance for doubtful accounts is provided based on a review of the status of the individual receivable accounts at the end of the year.

     Inventories
     ===========

     Inventories are stated at the lower of cost or net realizable value (market). Cost is determined by the first-in, first-out method. The Company provides allowance for obsolescence based on a periodic review of the physical condition of inventories.

     Transactions With Related Parties
     =================================

     The Company and its Subsidiary have transactions with entities which are regarded as having special relationships as defined under Statement of Financial Accounting Standards No. 7, "Related Party Disclosures".

     Prepaid Expenses
     ================

     Prepaid expenses are amortized over the periods benefited using the straight-line method. Prepaid expenses whose benefits extend over one year are classified under "Other Assets - Long-term Prepayments".

     Property And Equipment
     ======================


     Property and equipment are stated at cost less accumulated depreciation. The Company and its Subsidiary use the double-declining balance and straight-line methods, respectively, in computing the depreciation based on the estimated useful lives of the assets as follows:

                                                 Years
                                                 -----

     Vehicles                                     2-4
     Furniture and fixtures                       2-4
     Building improvements                         4
     Computer equipment                            4
     Cellular mobile telephones                    4
     Machinery and equipment                       4
     Maintenance and installer equipment           4
     Telecommunication network                   7-15

     Telecommunication network represents capitalized system costs for the development of the Subsidiary's cellular mobile telephone systems. This includes the costs of the construction, direct labor cost spent on the construction, and interest and foreign exchange losses on loans used to finance the construction.

     The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. When assets are retired or otherwise disposed of, their costs and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period.

     Construction in progress is stated at cost. The accumulated costs are reclassified to the appropriate equipment accounts when the construction is completed and ready for its intended use.

     Leases
     ======

     Lease transactions are accounted for under the capital lease method and the related leased assets are presented in Property and Equipment when the required capitalization criteria are met. Otherwise, leases are accounted for under the operating lease method. Assets under capital lease are recorded based on the present value of the lease payments at the beginning of the lease term plus residual value (option price) to be paid at the end of the lease period. Depreciation is computed using the straight-line method based on the estimated useful lives of the leased assets in line with the estimated useful lives of the property and equipment.

     Capitalization Of Borrowing Costs
     =================================

     Starting in 1997, the Subsidiary capitalized interest and foreign exchange losses incurred on loans used to finance the construction and implementation of the NMT-450 Network, in accordance with the amended Statement No. 26 of the Financial Accounting Standards, "Borrowing Costs". Capitalization of interest and foreign exchange losses ceases when the construction is completed and the asset is ready for its intended use.

     Preoperating Expenses
     =====================

     Preoperating expenses are amortized over two years up to 1997, in accordance with the Statement No. 6 of the Financial Accounting Standards, "Accounting and Reporting for a Development Stage Company".

     Revenue And Expense Recognition
     ===============================

     Revenue is recorded as earned when products are delivered to the customers or when services are rendered. Expenses are recognized when they are incurred.

     Foreign Currency Transactions And Balances
     ==========================================

     Transactions involving foreign currencies are recorded at the rates of exchange prevailing at the time the transactions are made. At the balance sheet date, assets and liabilities denominated in foreign currencies are adjusted to reflect the middle rates of Bank Indonesia at balance sheets date for 1995 and 1996, and the prevailing rates of exchange as published by Bank Indonesia at the last banking transaction date for 1997. Any resulting gains or losses, net of capitalized portion, are credited or charged to operations of the current year.

     For December 31, 1995, 1996 and 1997, the rates of exchange used were Rp 2,200 to U.S.$ 1, Rp 2,383 to U.S.$ 1 and Rp 5,300 to U.S.$ 1 computed by taking the average of the buying and selling rates for bank notes as of December 31, 1995 and 1996, the balance sheets date and as of December 30, 1997, the last transaction date in 1997, respectively.

     Provision For Income Tax
     ========================

     Provision for income tax is determined on the basis of estimated taxable income for the period. No deferred tax is provided for the timing differences in the recognition of income and expenses for financial reporting and income tax purposes.


--------------------------------------------------------------------------------
3.   TRANSLATIONS OF INDONESIAN RUPIAH AMOUNTS INTO UNITED STATES DOLLAR AMOUNTS

     The financial statements are stated in Indonesian Rupiah. The translation of Indonesian Rupiah amounts into United States Dollars using the average buying and selling rates of Rp 5,300 to U.S.$ 1, as published by Bank Indonesia (Central Bank) on December 30, 1997, are included solely for the convenience of the readers. The convenience translation should not be construed as representation that the Indonesian Rupiah amounts have been, could have been, or could in the future be, converted into United States Dollars at this or any other rates of exchange.


-------------------------------------------------------------------------------------------------------------------
4.   CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of the following:

                                                                  1995
                                                              (As Restated,
                                                               see Note 2)                1996                 1997 (unaudited)
                                                            -----------------      -----------------         -------------------
     Cash on hand                                           Rp     22,438,597      Rp     28,161,045            Rp    97,025,000
     Cash in banks                                                830,916,549         10,169,998,816               4,406,792,999
     Cash equivalents
         Time deposits, with annual
              interest rates ranging
              from 4.50% - 6.06%for U.S.
              Dollar time deposit, and 17%
              for Rupiah time deposit                           4,690,353,097           5,478,750,000                   -
              -----------------------                       -------------------    ------------------           ----------------
     Total                                                  Rp  5,543,708,243      Rp  15,676,909,861           Rp 4,503,817,999
                                                            =================      ==================           ================


     A portion of cash and cash equivalents amounting to Rp 4,740,770,937, Rp 3,009,678,457 and Rp 1,556,821,379 as of December 31, 1995, 1996 and 1997,
     respectively, is used as collateral for the short-term loans and long-term debts referred to in Notes 10 and 14, respectively.



-------------------------------------------------------------------------------------------------------------------


5.   ACCOUNTS RECEIVABLE - TRADE

     The details of this account are as follows:

                                                               1995
                                                           (As Restated,
                                                             see Note 2)                1996               1997 (unaudited)
                                                        ----------------        ------------------         ------------------
     Pulse revenue receivables                          Rp 2,579,752,929        Rp  12,093,378,485         Rp  25,323,395,824
     Outstation receivables                                  606,278,414               606,276,768                   -
                                                        ----------------        ------------------         ------------------

     Total                                                 3,186,031,343            12,699,655,253             25,323,395,824
     Less allowance for doubtful accounts                    568,483,998             7,600,569,741             19,270,979,387
                                                        ----------------        ------------------         ------------------
     Net                                                Rp 2,617,547,345        Rp   5,099,085,512         Rp   6,052,416,437
                                                        ================        ==================         ==================


     Trade receivables are used as collateral to secure the short-term loans and long-term debts referred to in Notes 10 and 14, respectively.


-------------------------------------------------------------------------------------------------------------------
6.   INVENTORIES

     Inventories consist of the following:

                                                          1995
                                                      (As Restated,
                                                        see Note 2)                1996               1997 (unaudited)
                                                   ----------------        ------------------         ------------------
     Cellular mobile telephones                    Rp 5,009,533,582        Rp   1,342,094,659         Rp   1,493,558,278
     Optional equipment                               2,286,941,570             2,256,259,547              1,343,251,068
     Mobile telephones in-transit                        25,211,819                   -                      102,460,868
                                                   ----------------        ------------------         ------------------
     Total                                            7,321,686,971             3,598,354,206              2,939,270,214

     Less allowance for obsolescence                 (3,858,732,612)           (2,282,225,057)                    -
                                                   -----------------       ------------------         ------------------
     Net                                           Rp 3,462,954,359        Rp   1,316,129,149         Rp   2,939,270,214
                                                   =================       ==================         ==================


     Certain inventories are used as collateral to secure certain short-term loans (see Note 10).

     In 1995 and 1996, allowance for inventory obsolescence was made specifically for non-moving inventory of old and outmoded mobile telephone equipment. In 1997, all of said old and outmoded mobile telephone equipment has been written-off.

-------------------------------------------------------------------------------------------------------------------
7.   PROPERTY AND EQUIPMENT

     The details of this account are as follows:

                                                                         1995
                                                               (As Restated, see Note 2)
                                                               -------------------------


                                        ---------------------------------------------------------------------------
                                         Beginning                                                     Ending
                                          Balance           Additions           Deductions             Balance
                                        --------------- ----------------      ----------------  -------------------
                                              Rp               Rp                   Rp                   Rp
     Cost
     ----
     Vehicles                            2,452,282,407       739,187,868           710,052,795        2,481,417,480
     Furniture and fixtures                403,108,997       121,921,924             2,276,940          522,753,981
     Building improvements                 474,708,473            -                     -               474,708,473
     Computer equipment                    513,888,700       137,193,300            41,667,500          609,414,500
     Cellular mobile telephones            325,786,242            -                146,149,131          179,637,111
     Machinery and equipment               203,951,126         1,035,000                -               204,986,126
     Construction in progress           41,374,835,612     5,260,023,260                -            46,634,858,872
                                        --------------     -------------       ---------------       --------------
     Total                              45,748,5r1,557     6,259,361,352           900,146,366       51,107,776,543
                                        --------------     -------------       ---------------       --------------
     Accumulated Depreciation
     ------------------------
     Vehicles                            1,654,460,019       519,139,456           676,943,561        1,496,655,914
     Furniture and fixtures                234,032,459        62,877,847             1,759,910          295,150,396
     Building improvements                 261,340,006        53,342,117                -               314,682,123
     Computer equipment                    149,419,287        96,819,502            18,620,970          227,617,819
     Cellular mobile telephones             68,304,517        21,353,642            48,081,980           41,576,179
     Machinery and equipment                83,091,043        32,818,022                -               115,909,065
                                         -------------    --------------          -------------      --------------
     Total                               2,450,647,331       786,350,586            745,406,421       2,491,591,496
                                         -------------    --------------          -------------      --------------
     Net Book Value                     43,297,914,226                                               48,616,185,047
                                        ==============                                               ==============




                                                                       1996

                                        ---------------------------------------------------------------------------
                                         Beginning                                                     Ending
                                          Balance           Additions           Deductions             Balance
                                        ---------------   ---------------    ----------------   -------------------
                                              Rp               Rp                   Rp                   Rp
     Cost
     ----
     Vehicles                             2,481,417,480     2,429,220,000       1,198,837,868         3,711,799,612
     Furniture and fixtures                 522,753,981       428,694,854         300,167,427           651,281,408
     Building improvements                  474,708,473            -              474,708,473                -
     Computer equipment                     609,414,500       668,892,120         423,421,488           854,885,132
     Cellular mobile telephones             179,637,111            -              179,637,111                -
     Machinery and equipment                204,986,126            -              181,848,626            23,137,500
     Maintenance and installer equipment         -            131,800,000              -                131,800,000
     Telecommunication network                   -         45,916,993,858              -             45,916,993,858
     Construction in progress            46,634,858,872    57,754,810,761      45,902,956,677        58,486,712,956
                                         --------------   ---------------      --------------       ---------------
     Total                               51,107,776,543   107,330,411,593      48,661,577,670       109,776,610,466
                                         --------------   ---------------      --------------       ---------------


     Accumulated Depreciation
     ------------------------
     Vehicles                             1,496,655,914       678,632,031       1,025,531,138         1,149,756,807
     Furniture and fixtures                 295,150,396       209,480,847         300,167,427           204,463,816
     Building improvements                  314,682,123       160,026,350         474,708,473                -
     Computer equipment                     227,617,819       359,585,023         423,421,488           163,781,354
     Cellular mobile telephones              41,576,179        18,953,045          60,529,224                -
     Machinery and equipment                115,909,065        30,671,297         123,442,862            23,137,500
     Maintenance and installer equipment        -               2,745,834              -                  2,745,834
     Telecommunication network                  -           5,636,825,303              -              5,636,825,303
                                        ---------------     -------------       -------------       ---------------
     Total                                2,491,591,496     7,096,919,730       2,407,800,612         7,180,710,614
                                        ---------------     -------------       -------------       ---------------
     Net Book Value                     48,616,185,047                                              102,595,899,852
                                        ==============                                              ===============




                                                                   1997 (unaudited)

                                         --------------------------------------------------------------------------
                                         Beginning                                                     Ending
                                          Balance             Additions         Deductions             Balance
                                         -----------    ------------------   ----------------  --------------------
                                            Rp                   Rp                 Rp                   Rp
     Cost
     ----
     Direct Ownership
     ----------------
     Vehicles                            3,711,799,612         899,346,807         885,129,612        3,726,016,807
     Building improvements                     -             5,109,563,230             -              5,109,563,230
     Furniture and fixtures                651,281,408       1,472,224,363         100,664,630        2,022,841,141
     Computer equipment                    854,885,132      11,110,253,351          59,799,449       11,905,339,034
     Machinery and equipment                23,137,500          20,051,850          23,137,500           20,051,850
     Maintenance and installer equipment   131,800,000          42,732,454             -                174,532,454
     Corporate assets                        -                  42,479,860             -                 42,479,860
     Telecommunication network          45,916,993,858     112,467,916,130             -            158,384,909,988
     Construction in progress           58,486,712,956     133,364,659,336      129,256,538,192      62,594,834,100
                                       ---------------     ---------------      ---------------     ---------------
     Sub-total                         109,776,610,466     264,529,227,381      130,325,269,383     243,980,568,464

     Capital Lease
     -------------
     Vehicles                                  -               573,500,000           -                573,500,000
                                       ---------------    ----------------      ---------------     ---------------
     Total                             109,776,610,466     265,102,727,381      130,325,269,383     244,554,068,464
                                       ---------------     ---------------      ---------------     ---------------


                                                                   1997 (unaudited)
                                        ---------------------------------------------------------------------------
                                         Beginning                                                     Ending
                                          Balance             Additions         Deductions             Balance
                                        ---------------  -----------------   -----------------    -----------------
                                            Rp                   Rp                 Rp                   Rp
     Accumulated Depreciation
     ------------------------
     Direct Ownership
     ----------------
     Vehicles                            1,149,756,807         772,880,782         701,601,339      1,221,036,250
     Building improvements                      -              947,282,494              -             947,282,494
     Furniture and fixtures                204,463,816         262,428,876         100,664,630        366,228,062
     Computer equipment                    163,781,354       2,906,501,292          56,455,907      3,013,826,739
     Machinery and equipment                23,137,500           3,475,082          23,137,500          3,475,082
     Maintenance and installer equipment     2,745,834          41,551,205              -              44,297,039
     Corporate assets                           -                7,512,386              -               7,512,386
     Telecommunication network           5,636,825,303      11,957,781,949              -          17,594,607,252
     -------------------------           -------------      --------------        --------------   --------------
     Sub-total                           7,180,710,614      16,899,414,066          881,859,376    23,198,265,304

     Capital Lease
     -------------
     Vehicles                                  -                90,989,578               -             90,989,578
                                         -------------      --------------        --------------   --------------
     Total                               7,180,710,614      16,990,403,644          881,859,376    23,289,254,882
                                         -------------      --------------        --------------   --------------


     Net Book Value                    102,595,899,852                                            221,264,813,582
                                       ===============                                            ===============




     Depreciation charged to operations amounted to Rp 786,350,586, Rp 7,096,919,730 and Rp 16,990,403,644 for the years ended December 31, 1995,
     1996 and 1997, respectively. The Company's equipment is used as collateral for the short-term loans and long-term debts referred to in Notes 10 and 14, respectively.

     Construction in progress represents construction of the telecommunication network.

     Interest expense and foreign exchange losses capitalized to equipment amounted to Rp 12,096,678,017 and Rp 30,845,347,264, respectively for 1997.


--------------------------------------------------------------------------------
8.   ADVANCES FOR PURCHASES OF EQUIPMENT

    This account represents deposits in Deutsche Bank, Jakarta and PT Bank Internasional Indonesia Tbk. to secure letters of credit for importation of certain equipment.


--------------------------------------------------------------------------------
9.   OTHER NON-CURRENT

     This account represents an escrow account deposit in Sanwa Bank, Singapore, the purpose of which is for interest payment to Nissho Iwai International Pte., Ltd.


--------------------------------------------------------------------------------
10.  SHORT-TERM LOANS

     The details of this account are as follows:

                                                      1995
                                                  (As Restated,
                                                   see Note 2)              1996               1997 (unaudited)
                                              -------------------      --------------------    --------------------
     PT Bank Umum Servitia                     Rp      -               Rp     5,000,000,000    Rp    75,000,000,000
     Nissho Iwai International Pte.
         Ltd., Singapore (Nissho Iwai)                 -                     10,485,200,000                 -
     PT Bank Utama                                  9,475,000,000                   -                       -
     PT Bank Lippo                                        366,558                   -                       -
                                              -------------------      --------------------    --------------------

     Total                                     Rp   9,475,366,558      Rp    15,485,200,000    Rp    75,000,000,000
                                              ===================      ====================    ====================

     The syndicated loan facility obtained from various banks with PT Bank Umum Servitia (BUS), acting as agent, has a maximum facility of Rp 60,000,000,000, plus an interest facility amounting to Rp 15,000,000,000 during construction. The loan bears interest at JIBOR plus minimum annual rate of 3.5%. The loan is secured, on a pari passu basis, with the same collateral used for long-term debt obtained from Nissho Iwai (see Note 14).

     The loan from Nissho Iwai represented the prepayment of its subscription for 773 shares of the Company's capital stock amounting to U.S.$ 4,400,000. Such prepayment was temporarily treated as a loan with interest at LIBOR plus 2.5% until the MOJ's approval for the increase in the Company's authorized and issued capital was obtained on February 27, 1997. The said loan was converted to capital effective on said date of MOJ approval (see
     Note 16).

     The proceeds of the above loan from Nissho Iwai were used to repay certain liabilities owed by the Company to PT Bank Utama.

     The covering loan agreement from BUS provides for certain covenants which stipulate, among others, the maintenance of good operating condition of the Subsidiary. In view of the recurring losses incurred by the Company and Subsidiary and the uncertainty discussed in Note 21, the Subsidiary is deemed to be in default. The Subsidiary has requested a waiver from the bank in respect of the said non-compliance with the loan covenant. As of audit report date, the Subsidiary has not obtained such approval from the bank. The Subsidiary is presently negotiating the extension of the loan which was due on February 26, 1998.


-------------------------------------------------------------------------------------------------------------------
11.  ACCOUNTS PAYABLE

     This account represents trade liabilities to:

                                                    1995
                                                (As Restated,
                                                 see Note 2)                1996               1997 (unaudited)
                                            ----------------       -------------------        -------------------
     PT Telekomunikasi Indonesia
         (Telkom)                           Rp 6,610,200,392       Rp    3,494,041,002        Rp   16,214,749,225



                                                    1995
                                                (As Restated,
                                                 see Note 2)                1996                     1997
                                                ----------------        -----------                --------

     Nokia Telecommunications Oy,
         Finland                            Rp          -            Rp     3,884,753,279    Rp     6,086,548,124
     Ericsson Radio System AB                           -                   2,093,452,328           4,151,908,228
     Directorate General of Posts and
         Telecommunications                             -                     222,774,250           3,925,928,868
     Other cellular operators                           -                     269,029,161           2,977,739,581
     Grafic Mc Cann                                     -                        -                  2,869,646,633
     Logica                                             -                        -                  1,768,875,000
     Ali Mohamad                                        -                        -                  1,179,209,928
     PT Indonesian Satellite Corporation                -                     962,996,540           1,118,068,033
     PT Karunia Berca Indonesia                         -                        -                    929,587,786
     Amos Aked Swift                                    -                        -                    770,690,119
     PT Mitra Integrasi Informatika                     -                        -                    694,958,737
     PT Mandalika Saptakarsa                            -                        -                    692,444,404
     PT Bukaka Teknik Utama                             -                        -                    599,141,137
     PT Bukit Jaya Abadi                                -                        -                    570,251,386
     PT Compact Microwave Indonesia                     -                        -                    503,846,938
     PT Anugrah Kaligawe                                -                        -                    496,605,000
     PT Citra Hagen Utama                               -                        -                    470,930,224
     PT Santi Yoga                                      -                        -                    465,762,026
     PT Adi Kara                                        -                        -                    454,314,700
     PT Wilis Nusacitra                                 -                        -                    430,266,900
     Celtec                                             -                        -                    395,910,000
     PT Cerah Sempurna                                  -                        -                    361,951,151
     PT Bank International Indonesia                    -                        -                    346,118,500
     Cycleworld Corp. Sdn. Bhd.                         -                        -                    321,136,364
     PT Permata Birama Sakti                            -                        -                    284,704,366
     PT Catur Bina Guna Persada                         -                        -                    255,873,756
     PT Inka Forindo Jaya                               -                        -                    253,656,544
     PT Ideal Asta Duta                                 -                        -                    224,209,995
     PT Puser Bumi                                      -                        -                    222,103,300
     PT Dinamika Indah Jaya                             -                        -                    215,712,827
     PT Fakta Sarana Ampuh                              -                        -                    215,243,600
     PT Cirebon Raya Abadi                              -                        -                    210,732,700
     Achmad Tahir                                  6,145,424,000                 -                       -
     Others (for amounts below Rp 200
         million each)                             2,903,428,700            732,325,877             5,099,888,294
                                                  --------------         --------------            --------------
     Total                                  Rp    15,659,053,092    Rp   11,659,372,437    Rp      55,778,714,374
                                                  ==============         ==============            ==============


--------------------------------------------------------------------------------

12.  TAXES PAYABLE

                                                        1995
                                                    (As Restated,
                                                     see Note 2)                1996               1997 (unaudited)
                                             --------------------     -------------------     ----------------------

     Income tax
         Article 21                         Rp        268,692,322    Rp       583,665,864    Rp       584,726,973
         Article 23                                   361,833,151             542,096,601             350,071,854
         Article 25 and 29                          4,118,810,524           4,071,033,731                 -
         Article 26                                   174,618,857           2,618,090,566           8,974,052,016





                                                    1995
                                                (As Restated,
                                                 see Note 2)                1996                     1997
                                            ---------------------    --------------------    --------------------

     Value added tax                        Rp          -            Rp       901,578,801    Rp       214,274,398
                                            ---------------------    --------------------    --------------------
     Total                                  Rp      4,923,954,854    Rp     8,716,465,563    Rp    10,123,125,241
                                            =====================    ====================    ====================



     No provision for income tax was made for the years ended December 31, 1996 and 1997 since the Company is in a fiscal loss position.

     A reconciliation between loss before provision for income tax, as shown in the consolidated statements of income and deficit, and estimated taxable income for the year ended December 31, 1995 is as follows:


     Loss before provision for income tax                                              (Rp          4,399,384,009)
     Loss of Subsidiary before provision for income tax                                             1,089,167,264
     Gain on sale of telecommunication network                                                     10,967,490,528
                                                                                         ------------------------
     Income before provision for income tax of the Company                                          7,657,273,783

     Timing differences:
     Amortization of deferred charges                                                               4,819,331,622
     Provision for inventory obsolescence                                                           2,967,643,196
     Difference in beginning balance of equipment as regulated
     by Directorate General of Taxes Circular Letter No. 44/1995                                    1,211,445,061
     Depreciation                                                                                     473,000,943
     Provision for doubtful accounts                                                                   62,739,169
     Gain on disposals of telecommunication network                                                (5,856,159,247)
     Gain on disposals of equipment                                                                  (401,162,201)

     Permanent differences:
     Non-deductible expenses:
     Donations                                                                                      2,090,349,100
     Employees' benefits in kind                                                                      599,409,987
     Entertainment                                                                                    461,698,721
     Interest expense                                                                                 206,746,361
     Tax penalty and interest                                                                          17,415,989
     Non-taxable income
     Interest already subjected to final income tax                                                  (368,942,024)
                                                                                        -------------------------
     Estimated taxable income                                                           Rp         13,940,790,460
                                                                                        =========================

     The provision for income tax and the computation of the estimated corporate income tax payable for the year ended December 31, 1995 are as follows:

     Estimated taxable income (rounded-off)                                             Rp         13,940,790,000
                                                                                        =========================
     Provision for income tax                                                           Rp          4,173,487,000
                                                                                        =========================






     Prepayments of income tax
         Article 22                                                                     Rp             52,898,433
         Article 23                                                                                     1,350,000
         Article 25                                                                                    43,535,883
                                                                                        -------------------------
     Total prepayments                                                                                 97,784,316
                                                                                        -------------------------
     Estimated corporate income tax payable (Article 29)                                Rp          4,075,702,684
                                                                                        =========================


--------------------------------------------------------------------------------
13.  ACCRUED EXPENSES

     This account represents accruals for the following expenses:

                                                             1995
                                                         (As Restated,
                                                           see Note 2)                1996               1997 (unaudited)
                                                  ---------------------    --------------------    ----------------------
     Interest                                     Rp        572,321,782    Rp     1,459,250,366    Rp    16,217,141,417
     Rental fees for transmission lines and
         infrastructure                                         -                14,687,618,112          13,334,038,261
     Civil work                                                 -                        -                1,098,343,402
     Professional fees                                      444,936,735             440,019,520           1,094,641,448
     Advertising and promotion                                  -                   416,638,705             987,648,369
     Employee benefits                                          -                   395,259,928             387,540,029
     Others                                                 666,687,319             551,765,623             852,287,808
                                                 ----------------------    --------------------    --------------------
     Total                                        Rp      1,683,945,836    Rp    17,950,552,254    Rp    33,971,640,734
                                                 ======================    ====================    ====================

-------------------------------------------------------------------------------
14.  LONG-TERM DEBTS

     The details of long-term debts are as follows:

                                                    1995
                                                (As Restated,
                                                 see Note 2)                1996               1997 (unaudited)
                                              ----------------       --------------        ---------------------
     Bank loans
         Rupiah
         PT Bank Internasional
              Indonesia Tbk.                Rp          -            Rp          -           Rp    25,000,000,000
         PT Bank Indonesia Raya                     1,718,555,179           1,718,555,179                -
         PT Bank Tamara                               676,853,686                -                       -
         PT Bank Lippo                                350,942,390                -                       -
         Others (for amounts below
              Rp 100 million each)                    211,173,942             121,204,368             457,223,058

         U.S. Dollar
         Nissho Iwai International Pte.,
              Ltd., Singapore                           -                 142,980,000,000         318,000,000,000
         Svenska Handelsbanken,
              Singapore                             7,971,795,072                 -                       -
                                                   --------------         ---------------         ---------------
     Total Bank Loans                              10,929,320,269         144,819,759,547         343,457,223,058




                                                       1995
                                                   (As Restated,
                                                     see Note 2)                1996               1997 (unaudited)
                                            ----------------------   --------------------    -----------------------

     Obligations under capital lease        Rp          -            Rp          -           Rp       376,749,176
                                            ----------------------   --------------------    ----------------------
     Total Long-term Debts                         10,929,320,269         144,819,759,547         343,833,972,234

     Less current maturities:
         Bank loans                                 8,638,028,690           1,809,565,256         318,313,648,058
         Obligations under capital lease                -                        -                    143,173,304
                                            ----------------------   ---------------------   --------------------
     Long-term portion                      Rp      2,291,291,579    Rp   143,010,194,291    Rp    25,377,150,872
                                           ======================    ====================    ====================



     The Subsidiary obtained a fixed loan facility from PT Bank Internasional Indonesia Tbk. amounting to Rp 25,000,000,000. This fixed loan bears interest at an annual rate of 20% and was used to finance the purchases of handsets, installation of Radio Base Station (RBS) and network equipment and construction of tower and building.

     In  1998,  the  Subsidiary  has   successfully   negotiated  with  PT  Bank
     Internasional Indonesia Tbk to reschedule repayment of the loans until 1999.

     On March 12, 1996, the Subsidiary obtained a loan facility from Nissho Iwai International Pte., Ltd., Singapore (Nissho Iwai) with maximum credit limit amounting to U.S.$ 60,000,000 to finance the construction and implementation of the NMT-450 Network in Bandar Lampung in Sumatra, Java, Bali and Lombok. The loan, which has a term of five years, inclusive of a two-year grace period, is repayable in six equal semi-annual installments. Proceeds from collections of the Subsidiary's receivables are deposited directly into escrow accounts maintained with certain banks as chosen and agreed-upon by both parties. Based on a Resolution in Writing in Lieu of Shareholders' Meeting issued in June 1997, Telkom, one of the Subsidiary's stockholders, was released from any liability related to the indebtedness of this loan.

     In 1997, the Subsidiary was unable to pay a portion of interest due on the loan from Nissho Iwai which was due during the year, and therefore, is in a default position. The Subsidiary is negotiating to reschedule payment of such interest and principal due in 1998. Based on the latest correspondence from Nissho Iwai dated March 18, 1998, the creditor unofficially reconsidering the rescheduling of the Subsidiary's loan subject to certain conditions imposed on the Subsidiary which include, among others, injection of fresh capital by the Company and its stockholder, International Wireless Communications, Inc. (IWC) amounting to U.S.$ 10 million by June 1998. The conditions imposed, being unofficial, are still subject to the approval of the management of Nissho Iwai.

     Based on the loan agreement, Nissho Iwai may declare all the outstanding loan together with accrued interest and any and all sums of whatsoever nature due from the Company to be immediately due and payable (without demand, protest or notice upon the Company) in the event that the Company shall fail to comply with its obligations (see Note 22). In this regard, the whole outstanding amount of loan from Nissho Iwai is reclassified as current liabilities as of December 31 1997.

     The Subsidiary is attempting to secure additional funding from, inter alia, IWC. If funding from IWC or some other sources becomes available, Nissho Iwai is willing to consider the Subsidiary's request to reschedule its interest and principal obligations. In the mean time, Nissho Iwai has decided not to immediately declare an Event of Default.

     Pursuant to the Joint Venture Agreement No. PKS 234/HK.810/UTA-00/95 dated November 30,1995 entered into by the Company, Telkom and Yayasan Dana Pensiun Pegawai Telkom (YDPP Telkom), the Company transferred to the Subsidiary the balance of the loan from Svenska Handelsbanken, Singapore, amounting Rp 10,752,598,140 as of June 30, 1995. The loan was repaid in 1996.

     The above bank loans are collateralized by cash and cash equivalents, receivables, and property and equipment of the Company and Subsidiary, and are also secured by corporate guarantees from the Company and pledges of capital stock of the Subsidiary. The Rupiah loans bear interest at rates ranging from 20% to 23% per annum. The loan from Nissho Iwai bears annual interest at LIBOR plus 2.5%, while the loan from Svenska Handelsbanken, Singapore, bears annual interest at one month SIBOR plus 0.55%.

     Certain loan agreements contain terms and conditions restricting the Company and Subsidiary from taking additional loans, entering into any investment, merger, consolidation or reorganization and changing their ownership structure, without prior consent from the lenders. In addition, the Company has to maintain certain financial ratios.

     The covering loan agreement provides for certain covenants which stipulate, among others, the maintenance of good operating condition of the Subsidiary. In accordance with the said agreement, in view of the recurring losses incurred by the Company and Subsidiary and uncertainty discussed in
     Note 21, the Subsidiary is deemed to be in default. The Subsidiary has requested for waiver from the bank in respect of the said non-compliance with the loan covenant. As of audit report date, the Subsidiary has not obtained approval from the bank yet.


-------------------------------------------------------------------------------
15.  DUE TO STOCKHOLDERS

     As of December 31, 1996 and 1997, the amount due to stockholders represents unsecured and non-interest bearing loans with details as follows:

                                                                           1996                  1997 (unaudited)
                                                             -------------------------  --------------------------

     PT Bina Reksa Perdana (BRP)                            Rp          2,383,000,000   Rp          1,590,000,000
     International Wireless Communications, Inc.
         (IWC)                                                          2,345,613,250               1,672,865,606
     PT Deltona Satya Dinamika (DSD)                                    1,274,905,000               1,287,900,000
                                                            -------------------------   -------------------------
     Total                                                  Rp          6,003,518,250   Rp          4,550,765,606
                                                            =========================   =========================

-------------------------------------------------------------------------------
16.  CAPITAL STOCK

     The stockholders and their respective stockholdings as of December 31, 1995 and 1996 are as follows:

              Stockholder                    Number of Shares          % of Ownership              Amount
     ------------------------               ------------------         ---------------       --------------------
     PT Bina Reksa Perdana                         12,500                      50%           Rp    12,500,000,000
     International Wireless
         Communications, Inc.                       6,250                      25                   6,250,000,000






     PT Deltona Satya Dinamika                      6,250                      25                   6,250,000,000
                                            ------------------         ---------------      ----------------------
     Total                                         25,000                     100%           Rp    25,000,000,000
                                            ==================         ===============      ======================


     Based on notarial deed No. 106 of Sinta Susikto, S.H. dated January 24, 1997, certain amendments were made to the Company's articles of association, including the change in the Company's authorized and issued capital stock from Rp 25,000,000,000 to Rp 25,773,000,000 and the change in share ownership. These amendments were made in connection with the participation of Nissho Iwai Singapore which subscribed for 773 new shares at a total subscription price of U.S.$ 8,500,000 in 1996. As of December 31, 1996, the Company had received U.S.$ 4,400,000 from Nissho Iwai as a prepayment, which was temporarily treated as an interest bearing loan until MOJ's approval was received (see Note 10).

     These amendments were approved by the MOJ in its decision letter No. C2-1331.HT.01.04.Th.97 dated February 27, 1997. With the approval by the MOJ, the stockholders and their respective stockholdings became as follows:

              Stockholder                    Number of Shares        % of Ownership                Amount
  --------------------------                 -----------------       ----------------       ---------------------
     PT Bina Reksa Perdana                         11,450                    44.43%          Rp    11,450,000,000
     International Wireless
         Communications, Inc.                       7,300                    28.32                  7,300,000,000
     PT Deltona Satya Dinamika                      6,250                    24.25                  6,250,000,000
     Nissho Iwai   International Pte.
         Ltd., Singapore                              773                     3.00                    773,000,000
                                              -----------------      -----------------       --------------------
     Total                                         25,773                   100.00%          Rp    25,773,000,000
                                              =================      ==================      ====================


     As of December 31, 1997, the Company has received all of the payments from Nissho Iwai, resulting in additional paid-in capital of Rp 19,572,700,000 which represents the excess of the actual amount of proceeds received over the par value of the shares issued.


-------------------------------------------------------------------------------
17.  OPERATING REVENUES

     Operating revenues are as follows:

                                                    1995
                                                (As Restated,
                                                 see Note 2)                1996               1997 (unaudited)
                                            ---------------------   ---------------------    --------------------
     Pulse sharing, monthly subscription
         charges and airtime                Rp     12,249,170,887    Rp    23,149,038,764    Rp    30,346,681,966
     Sales of outstations                           4,113,518,256             811,013,167           1,139,366,752
     Repairs and maintenance fees and
         others                                       323,174,655             167,209,102             525,445,939
     Connecting fee                                   126,500,000             342,000,000             206,900,000
                                            ---------------------    --------------------    --------------------
     Total                                  Rp     16,812,363,798    Rp    24,469,261,033    Rp    32,218,394,657
                                            =====================    ====================    =====================




--------------------------------------------------------------------------------
18.  OPERATING EXPENSES

     The details of operating expenses are as follows:


                                                    1995
                                                (As Restated,
                                                 see Note 2)                1996               1997 (unaudited)
                                            ---------------------    --------------------    --------------------
     General and administrative             Rp      8,528,253,439    Rp    17,687,487,371    Rp    33,820,657,965
     Marketing                                      1,489,733,117           2,504,229,029          29,973,516,678
     Personnel                                      1,759,743,397           6,687,188,987          15,371,672,735
     Other telecommunication services               5,775,718,684           3,389,868,181          12,162,948,263
     Depreciation of telecommunication
         network assets                                 -                   5,636,825,303          11,957,781,950
     Rental of transmission lines                       -                  14,229,000,000          10,656,870,648
     Cost of outstations                            2,055,407,793           2,365,219,867           1,316,129,149
                                           ----------------------   ---------------------    --------------------
     Total                                  Rp     19,608,856,430    Rp    52,499,818,738    Rp   115,259,577,388
                                           ======================   =====================    ====================

--------------------------------------------------------------------------------

19.  AGREEMENTS

     The Subsidiary has agreements with several parties, mostly in connection with the installation and development of infrastructure of the STKB-C (cellular mobile telephone network) project. The agreements, made prior to the approval of the Subsidiary's articles of association by MOJ, were entered into by the Company on behalf of the Subsidiary. These agreements are as follows:

a. Supply contract and technical support agreement with Nokia Telecommunications Oy, Finland, in connection with NMT-470 Network
         Expansion and Transmission System in order to provide new network coverage for NMT mobile telephone system. These contracts were made on January 19, 1996. The supply contract has a total contract price of U.S.$ 20.9 million, while the technical support is charged on a fixed annual fee basis as defined and set forth in the agreement, which amounted to U.S.$ 91,871 and U.S.$ 969,525 for the years 1996 and 1997, respectively, and will approximate U.S.$ 1 million per year for the years 1998 - 2001. On June 27, 1997, the Subsidiary entered into Supply and Service Contract Amendment No. 5 with Nokia. The said additional supply contract for 1997 has a total contract price of U.S.$ 1,576,162, while the additional service contract amounted to U.S.$ 551,600.

b. Service contract with Nokia Telecommunications Pte. Ltd., Singapore, dated January 19, 1996, for a contract price of U.S.$ 4.54 million. This is also in connection with NMT-470 Network Expansion and Transmission System as mentioned in Item (a) above. Additional services amounting to U.S.$ 443,521 were also executed on April 18, 1997.

c. Cooperation agreement on network interconnection of the Subsidiary's Mobile Cellular Phone (STBS) with Telkom's Public Service Telephone Network (PSTN). This agreement contains the interconnection configuration points and capacities, operation and maintenance of interconnection equipment, other facilities and services, joint services and financial settlement. This agreement was entered into on August 21, 1996 and may be terminated at any time subject to the expressed written approval of both parties or their respective successors and permitted assignees.

d. Cooperation agreements with Telkom's regional divisions on supply of structure and infrastructure on interconnection of Subsidiary's STBS with Telkom's PSTN.

e. The Subsidiary has paid PT Compact Microwave Indonesia an amount of Rp 1,531,562,003, which is equivalent to 20% of cost for obtaining the frequency permit for 2 GHZ radio link. As of December 31, 1997, the contract between the Subsidiary and PT Compact Microwave Indonesia has not yet been signed.

f. The Subsidiary also has several agreements with suppliers and contractors which among others include agreements for establishing telecommunication towers, radio links, gensets and other infrastructure in East Java, Central Java, West Java and Lombok with an aggregate cost of approximately Rp 7 billion.

g. The Subsidiary has several promotion agreements, such as Trade-in Program (Orbit & Nokia Joint Promotion) which started in January 1997, Joint Promotion Program with MBf Mastercard Center which began on May 2, 1997 and Marketing Cooperation Program with PT Bank Internasional Indonesia Tbk. These promotional programs resulted in significant promotional expenses amounting to approximately Rp 23 billion for the year ended December 31, 1997.

h. As of December 31, 1997, the Company and Subsidiary have assets and liabilities denominated in foreign currency, as follows: In US Dollars
               Assets                                US$            3,588,549
               Liabilities                                         66,851,572

i. The Company appointed CV Aporindo Consultant to assist the Company in handling the settlement of the corporate income tax for the year 1995 which was settled for a total amount of Rp 3,800,000,000, inclusive of the consultant's fee.

     Fees related to the installation and development of infrastructure of STKB-C are capitalized and recorded under "Property and Equipment" in the consolidated balance sheet (see Note 7).

--------------------------------------------------------------------------------
20.  COMMITMENTS

     As result of certain promotional programs, the Subsidiary has commitments to give free handsets. Based on a summary meeting of the Subsidiary and BII, MBf and Marks & Spencer, the Subsidiary will not able to fullfill and deliver handsets to all waiting list customers of BII, MBf and Marks & Spencer - Orbit joint program. Therefore, the Subsidiary will inform all waiting list customers by phone and will send an apology letter.


-------------------------------------------------------------------------------
21.  DEFICIT

     The consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Despite the significant net capital deficiency as of December 31, 1997, management strongly believes that the Company will still be able to continue as a going concern.

     IWC, a stockholder is considering making a capital contribution to the Company in 1998 of approximately 10 million U.S. Dollars, subject to success of a planned public offering.


-------------------------------------------------------------------------------
22.  ECONOMIC ENVIRONMENT

     Many Asia Pacific countries, including Indonesia, are experiencing adverse economic conditions mainly resulting from currency devaluation in the region, the principal consequences of which have been an extreme lack of liquidity and highly volatile exchange and interest rates. The crisis has also involved declining prices in shares listed in the Indonesian Stock Exchanges, tightening of available credit, stoppage or postponement of certain construction projects, and a growing oversupply of real property. Volatility in exchange and interest rates has adversely affected the Company's and the Subsidiary's cost of funds, as well as their capacity to service their debts, given that balances of the Company's and the Subsidiary's borrowings denominated in U.S. Dollar have increased significantly in Rupiah terms, and interest rates on Rupiah-denominated loans have increased significantly. The effects of the adverse economic conditions on the financial condition of the Company's and the Subsidiary's customers has reduced income and increased credit risk inherent in receivables from customers.

     In response to these economic events, the Subsidiary's management initiated the following:

      -- The Subsidiary has  renegotiated  its short-term  loan  agreements with banks, as well as its agreements with suppliers.
      -- The Subsidiary is attempting to secure  additional  funding from, inter alia, IWC, a stockholder in 1998.
      -- The Company and Subsidiary are negotiating with prospective investors for additional funding for the Subsidiary.

     Resolution of the adverse economic conditions is dependent on the fiscal and monetary measures that will be taken by the Indonesian government, actions which are beyond the Company's and the Subsidiary's control, to achieve economic recovery. It is not possible to determine the future effect a continuation of the adverse economic conditions may have on the Company's and the Subsidiary's liquidity and earnings, including the effect flowing through from the Company's and the Subsidiary's investors, customers, and suppliers.


-------------------------------------------------------------------------------
23. SUMMARY OF SIGNIFICANT DIFFERENCES BETWEEN ACCOUNTING PRINCIPLES APPLIED BY THE COMPANY AND U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     The financial statements have been prepared in accordance with Indonesian GAAP which differ in certain respects from U.S. GAAP.

     The differences are reflected in the approximations provided in Note 24 and arise due to the items discussed in the following paragraphs:

     a.  Capitalization of Foreign Exchange Loss

         Indonesian GAAP allow, as part of the acquisition cost of property and equipment, capitalization of foreign exchange losses on debts incurred to fund construction projects. Under U.S. GAAP, such losses are included in earnings during the period in which they arise.

     b.  Income Taxes

         Under Indonesian GAAP, it is acceptable to recognize income tax expense based upon the estimated current income tax liability on the current period's earnings. When income and expense recognition for financial reporting and income tax purposes do not occur in the same year, the resulting temporary differences are not considered in the computation of income tax expense for the period.

         Under U.S. GAAP, the liability method is used to calculate the provision for income tax. Under the liability method, deferred tax assets or liabilities are recognized for the differences between the financial reporting and tax bases of assets and liabilities at each reporting date.

     c.  Regulation

         The Company provides telephone service in Indonesia and, therefore, is subject to the regulatory control of the Ministry of Tourism, Posts and Telecommunications of the Republic of Indonesia. Rates for services are tariff-regulated. Although changes in rates for services are authorized and computed based on a decree issued by the said Ministry, these are not based on a fixed rate of return and are not designed to provide for the recovery of the Company's cost of services. Accordingly, the requirements of U.S. GAAP related to a business whose rates are regulated on the basis of its actual costs are not applicable to the Companies' financial statements.

     d.  Presentation of the Statements of  Stockholders' Equity

         Under Indonesian GAAP, only public companies, are not required to present statements of retained earnings. Under U.S. GAAP, companies are required to present statements of stockholders' equity.


-------------------------------------------------------------------------------
25. RECONCILIATION BETWEEN NET INCOME AND STOCKHOLDERS' EQUITY DETERMINED UNDER INDONESIAN AND U.S. GAAP

     The following is a summary of the significant adjustments to net income for the years ended December 31, 1995, 1996 and 1997 and to stockholders' equity (capital deficiency) as of December 31, 1995, 1996 and 1997 which would be required if U.S. GAAP had been applied instead of Indonesian GAAP in the consolidated financial statements:

                                                    1995
                                                (As Restated,
                                                see Note 2)            1996                         1997 (unaudited)
                                                -------------     -----------               -------------------------------
                                                     Rp                  Rp                  Rp          U.S.$ (See Note 3)
                                                -------------     -----------               --------------------------------

     Net loss as shown in the consolidated
         financial statements prepared under
         Indonesian GAAP                        (8,246,120,830)  (28,620,590,602)        (253,570,874,893)    (47,843,561)

     Adjustments due to:
         Capitalization of foreign exchange
              losses - net of depreciation               -                 -              (28,937,782,860)    (5,459,959)
         Income tax                              4,245,298,915    11,253,159,872           86,031,489,812     16,232,356
         Valuation allowance                    (4,245,298,915)  (11,400,961,024)         (87,234,308,248)   (16,459,303)


                                               ----------------  ----------------         ----------------   -------------




     Approximate net loss in accordance
         with U.S. GAAP                         (8,246,120,830)  (28,768,391,754)        (283,711,476,189)   (53,530,467)
                                               ================   ==============          ===============     ===========





                                                      1995
                                                 (As Restated,
                                                  see Note 2)            1996                      1997 (unaudited)
                                                  ------------         ---------           --------------------------------
                                                        Rp                  Rp              Rp          U.S.$ (See Note 3)
                                                  ------------         ---------           --------------------------------

     Stockholders' equity (capital deficiency)
         as shown in the consolidated
         financial statements prepared under
         Indonesian GAAP                          6,691,139,967      (21,929,450,635)  (255,154,625,528)      (48,142,382)

     Adjustments due to:
         Capitalization of foreign exchange
              losses - net of depreciation               -                   -          (28,937,782,860)       (5,459,959)
         Income tax                               5,127,282,969       16,380,442,841    102,411,932,653        19,323,006
         Valuation allowance                     (5,127,282,969)     (16,528,243,993)  (103,762,552,241)      (19,577,840)

     Approximate stockholders' equity
         (capital deficiency) in
         accordance with U.S. GAAP                6,691,139,967      (22,077,251,787)  (285,443,027,976)      (53,857,175)


     In respect of the consolidated balance sheets and statements of income and deficit, the following are the balances of the significant financial statement captions determined under U.S. GAAP:

                                           1995
                                       (As Restated,
                                        see Note 2)            1996                      1997 (unaudited)
                                        -----------      --------------         --------------------------------
                                            Rp                  Rp                Rp          U.S.$ (See Note 3)
                                        -----------      --------------         --------------------------------
     Consolidated balance sheets:
         Current assets               12,270,504,214     31,822,048,701          22,644,615,110          4,272,569
         Total assets                 61,512,948,397    185,659,151,379         239,165,809,801         45,125,624
         Current liabilities          40,380,349,030     55,621,155,510         195,720,793,231         36,928,452
         Total liabilities            54,821,808,430    207,736,403,166         524,608,837,777         98,982,799

     Consolidated statements of
         income and deficit:
         Loss from operations          2,796,492,632     28,030,557,705          81,133,618,327         15,308,230


-------------------------------------------------------------------------------

25.  ADDITIONAL FINANCIAL STATEMENT DISCLOSURES REQUIRED BY U.S. GAAP

     The following information is presented on the basis of U.S. GAAP:

     Income Tax

     The tax effect on significant temporary differences is as follows:


                                           1995
                                       (As Restated,
                                        see Note 2)            1996                         1997 (unaudited)
                                       ------------        ------------             --------------------------------
                                            Rp                  Rp                   Rp          U.S.$ (See Note 3)
                                       ------------        -------------            ---------------------------------
     Deferred tax assets - current:
     Allowance for inventory
         obsolescence                    1,157,619,784         684,667,517         684,667,517            129,183
     Allowance for doubtful accounts       170,545,199       2,280,170,922       5,963,176,847          1,125,128
                                       ---------------     ---------------      --------------          ---------






     Total                               1,328,164,983       2,964,838,439       6,647,844,364          1,254,311
     Valuation allowance                (1,328,164,983)     (2,964,838,439)     (6,647,844,364)        (1,254,311)
                                       ================    ================     ==============         ===========
     Net deferred tax assets - current          -                   -                   -                   -
                                       ================    ================     ==============         ===========


                                             1995
                                         (As Restated,
                                          see Note 2)            1996                         1997 (unaudited)
                                         -------------       -----------              --------------------------------
                                              Rp                  Rp                   Rp          U.S.$ (See Note 3)
                                         -------------       -----------              ---------------------------------
     Deferred tax assets - non-current:
     Tax loss carryforwards                98,024,916      10,453,429,119             94,294,496,027     17,776,963
     Property and equipment             3,701,093,070       3,105,626,435              2,820,211,850        532,115
     Preoperating expenses                                      4,350,000                    -                 -
                                        -------------     ---------------            ---------------     -----------
     Total                              3,799,117,986      13,563,405,554             97,114,707,877     18,309,078
     Valuation allowance               (3,799,117,986)    (13,563,405,554)           (97,114,707,877)   (18,309,078)
                                       --------------     ---------------            ---------------    ------------
     Net deferred tax assets - non-
         current                                -                  -                         -                 -

                                        --------------     --------------              -------------      ----------
     Deferred tax liabilities
      - non-current:
     Property and equipment                     -              51,079,045              1,143,495,200        215,754
     Prepaid long-term rent                     -              96,722,107                207,124,388         39,080
                                        -------------     ---------------               ------------       ---------
     Deferred tax liabilities - non
     current                                    -              147,801,152             1,350,619,588        254,834
                                        -------------     ----------------              ------------       --------
     Deferred tax - net                         -              147,801,152             1,350,619,588        254,834
                                        =============     ================             =============       ========


     The temporary differences, on which deferred tax assets have been computed are not deductible for income tax purposes until the provision for inventory obsolescence and provision for uncollectible trade receivable are written-off. The differences between the book and tax bases of property and equipment, prepaid long-term rent and preoperating expenses are due to the differences in methods of recognition for income tax and financial reporting purposes.

     The income tax provision recorded under U.S. GAAP differs from the expected provision at U.S. statutory rates due to certain permanent differences detailed below:

                                           1995
                                       (As Restated,
                                        see Note 2)            1996                         1997 (unaudited)
                                       -------------      -----------              ---------------------------------
                                            Rp                  Rp                   Rp          U.S.$ (See Note 3)
                                       -------------      -----------              ----------------------------------
     Approximate loss before income
         tax in accordance with U.S.
         GAAP                         (4,399,384,009)   (37,817,024,460)           (285,462,391,716)   (53,860,829)
                                      ---------------   ---------------             ---------------     ----------

     Effect of permanent differences:
         Donations                     2,090,349,100         34,041,756                 172,137,900         32,479
         Expenses incurred during
              preoperating stage
              of the Subsidiary          762,417,085             -                            -               -
         Employees' benefits in kind     599,499,987         47,837,543                       -               -
         Entertainment                   461,698,721         33,906,969                  43,338,921          8,177
         Rent expense                          -                   -                   (329,750,824)       (62,217)
         Interest expense                206,746,361      2,114,346,227                       -               -
         Tax penalty and interest         17,415,989        104,353,376                       -               -
         Interest income which was
              already subjected to
              final tax                 (368,942,024)    (2,027,994,320)              (1,194,966,988)     (225,466)



   Total                             3,769,185,219        306,491,551               (1,309,240,991)     (247,027)
                                      ==============     ==============              ===============      ========

     Approximate loss before income
         tax in accordance with U.S.
         GAAP                           (630,198,790)   (37,510,532,909)            (286,771,632,707)  (54,107,856)
                                        -------------   ----------------            -----------------  ------------




                                           1995
                                       (As Restated,
                                        see Note 2)            1996                        1997 (unaudited)
                                       ------------          -------                 ------------------------------
                                            Rp                  Rp                   Rp          U.S.$ (See Note 3)

     Provision for income tax
        (on tax loss) in accordance
         with U.S.
         GAAP before adjustment         (197,809,637)  (11,253,159,872)         (86,031,489,812)   (16,232,357)

     Adjustment for enacted changes in
         tax rates                       125,997,722           -                         -                 -

     Increase in valuation allowance   4,245,298,915          11,400,961,024      87,234,308,248     16,459,304
                                       -------------          --------------      --------------     ----------

     Provision for income tax (on tax
        loss) in accordance with U.S.
        GAAP after adjustment           4,173,487,000         147,801,152       1,202,818,436            226,947
                                        =============         ===========       =============            =======
     Valuation and Qualifying Accounts

     The changes in the Company's allowance for doubtful accounts for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                               Balance at        Charged to             Write-offs
       Balance at
                                             Beginning of         Costs and            and              End of
              For the Year Ended                 Year             Expenses         Deductions            Year
              ------------------             ------------         --------         ----------           ------

                                                  Rp                 Rp                Rp                 Rp
                                                  --                 --                --                 --
       December 31, 1995                       505,744,829        62,739,169           -               568,483,998
       December 31, 1996                       568,483,998     8,102,437,967      1,070,352,224      7,600,569,741
       December 31, 1997                     7,600,569,741    12,276,686,414        606,276,768     19,270,979,387

     The changes in the Company's allowance for inventory obsolescence for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                               Balance at        Charged to             Write-offs
       Balance at
                                             Beginning of         Costs and            and              End of
              For the Year Ended                 Year             Expenses         Deductions            Year
              ------------------             ------------         --------         ----------           ------

                                                  Rp                 Rp                Rp                 Rp
                                                  --                 --                --                 --

         December 31, 1995                     891,089,416     2,967,643,196           -             3,858,732,612
         December 31, 1996                   3,858,732,612            -           1,576,507,555      2,282,225,057
         December 31, 1997                   2,282,225,057            -           2,282,225,057           -

                                                                    ATTACHMENT I


                    PT RAJASA HAZANAH PERKASA AND SUBSIDIARY
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                                  Capital Stock           Additional                            Stockholders' Equity
                                             (Issued and Fully paid)   Paid-in Capital         Deficit          (Capital Deficiency)
                                             -----------------------   ---------------    ---------------       --------------------
         Description                                   Rp                   Rp                   Rp                   Rp
-----------------------------                -----------------------   ---------------    ---------------       --------------------
Balance as of January 1, 1995                     1,000,000,000             -             (10,062,739,203)         (9,062,739,203)

Increase in the issued and fully  paid-up
     capital from Rp  1,000,000,000  to
     Rp 25,000,000,000 (as approved
     during the Extraordinary General
     Meeting of the Stockholders on
     November 9, 1995)                            24,000,000,000            -                     -                24,000,000,000

Net loss for 1995 (as restated)                           -                 -             ( 8,246,120,830)         (8,246,120,830)
                                             -----------------------  ----------------    ---------------       --------------------


Balance as of December 31, 1995
      (as restated)                               25,000,000,000            -             (18,308,860,033)          6,691,139,967

Net loss for 1996                                         -                 -             (28,620,590,602)        (28,620,590,602)
                                             -----------------------  ----------------    ---------------       --------------------


Balance as of December 31, 1996                   25,000,000,000            -             (46,929,450,635)        (21,929,450,635)

Increase in the issued and fully paid-up
     capital from Rp  25,000,000,000  to
     Rp 25,773,000,000 (as approved
     during the Extraordinary General
     Meeting of the Stockholders on
     January 24, 1997)                               773,000,000      19,572,700,000              -                20,345,700,000

Net loss for the 1997                                    -                  -            (253,570,874,893)       (253,570,874,893)
                                             -----------------------  ----------------    ---------------       --------------------


Balance as of December 31, 1997                    25,773,000,000     19,572,700,000     (300,500,325,528)        (255,154,625,00)
                                             =======================  ================   ================       ====================


                                INDEX TO EXHIBITS



Exhibit No.                            Description
-----------                            -----------
*3(a)       Articles of Incorporation of Registrant as amended through July 25,
            1995, filed as Exhibit 1 to the Registrant's Form 8-A/A dated July
            25, 1995.
*3(b)       Bylaws of Registrant (compilation of July 25, 1995), filed as
            Exhibit 2 to the Registrant's Form 8-A/A dated July 25, 1995.
*4(a)       Specimen Common Stock Certificate, filed as Exhibit 4(a) to the
            Registrant's Registration Statement on Form S-1 (File No. 33-18067).
*4(b)(1)    Amended and Restated Loan Agreement between the Registrant and various lenders led by The Bank of New York and The Toronto-Dominion
            Bank as agents, dated as of December 23, 1994, filed as Exhibit 2(a)
            to the Registrant's Current Report on Form 8-K dated as of December
            23, 1994.
*4(b)(2)    Security Agreement between the Registrant and various lenders led by
            The Bank of New York and The Toronto-Dominion Bank, as Secured
            Party, dated as of December 23, 1994, filed as Exhibit 2(b) to the
            Registrant's Current Report on Form 8-K dated as of December 23,
            1994.
*4(b)(3)    Master Subsidiary Security Agreement between the Registrant, certain of its subsidiaries and various lenders led by The Bank of New York and The Toronto-Dominion Bank, as Secured Party, dated as of
            December 23, 1994, filed as Exhibit 2(c) to the Registrant's Current
            Report on Form 8-K dated as of December 23, 1994.
*4(b)(4)    Second Amended and Restated Loan Agreement between Vanguard Cellular
            Operating Corp. and various lenders led by The Bank of New York and
            The Toronto-Dominion Bank as agents, dated as of April 10, 1996, filed as Exhibit 4(d)(1) to the Registrant's Form 10-Q/A dated March
            31, 1996.
*4(b)(5)    VCOC Security Agreement between Vanguard Cellular Operating Corp.
            and various lenders led by The Bank of New York and The
            Toronto-Dominion Bank as Secured Party, dated as of April 10, 1996, filed as Exhibit 4(d)(2) to the Registrant's Form 10-Q/A dated March
            31, 1996.
*4(b)(6)    Second Amended and Restated Master Subsidiary Security Agreement
            between certain subsidiaries of the Registrant and various lenders led by The Bank of New York and The Toronto-Dominion Bank, as
            Secured Party, dated as of April 10, 1996, filed as Exhibit 4(d)(3)
            to the Registrant's Form 10-Q/A dated March 31, 1996.
*4(b)(7)    Assignment, Bill of Sale and Assumption Agreement by and between
            Registrant and Vanguard Cellular Financial Corp., dated as of April
            10, 1996, filed as Exhibit 4(d)(4) to the Registrant's Form 10-Q/A dated March 31, 1996.
*4(b)(8)    Indenture dated as of April 1, 1996 between Registrant and The Bank of New York as Trustee, filed as Exhibit 4(e)(1) to the Registrant's
            Form 10-Q/A dated March 31, 1996.
*4(b)(9)    First Supplemental Indenture, dated as of April 1, 1996 between registrant and The Bank of New York as Trustee, filed as Exhibit
            4(e)(2) to the Registrant's Form 10-Q/A dated March 31, 1996.
*4(b)(10)   First Amendment to Second Amended and Restated Loan Agreement
            between Vanguard Operation Corp. and various lenders led by the Bank of New York and The Toronto-Dominion Bank as agents, dated as of
            July 31, 1996, filed as Exhibit 4(d)(5) to the Registrant's Form
            10-Q dated September 30, 1996 and confirmed electronically as
            Exhibit 4(d)(5) to the Registrant's 10-Q/A dated September 30, 1996.
*4(b)(11)   Second Amendment to Second Amended and Restated Loan Agreement
            between Vanguard Cellular Operating Corp. and various lenders led by the Bank of New York and The Toronto-Dominion Bank as agents, dated as of October 30, 1996 and confirmed electronically as Exhibit
            4(d)(6) to the Registrant's 10-Q/A dated September 30, 1996.
*4(b)(12)   Third Amendment to Second Amended and Restated Loan Agreement
            between Vanguard Cellular Operating Corp. and various lenders led by the Bank of New York and The Toronto-Dominion Bank as agents, dated as of March 31, 1997 and filed as Exhibit 4(b)(7) to the
            Registrant's Form 10-Q dated September 30, 1996.
*4(b)(13)   Third Amended and Restated Facility A Loan Agreement between
            Vanguard Cellular Financial Corp. and various lenders led by the
            Bank of New York, and The Toronto-Dominion Bank, and NationsBank
            of Texas, N.A. as agents, dated February 20, 1998, filed as Exhibit
            4(b)(8) to the Registrant's Form 10-Q dated March 31, 1998.
*4(b)(14)   Facility B Loan Agreement between Vanguard Cellular Financial
            Corp. and various letters led by The Bank of New York, and The
            Toronto-Dominion Bank, and NationsBank of Texas, N.A. as agents, dated February 20, 1998, filed as Exhibit 4(b)(9) to the
            Registrant's Form 10-Q dated March 31, 1998.
*4(b)(15)   Borrower Pledge Agreement between Vanguard Cellular Financial
            Corp. and Toronto-Dominion (Texas), Inc. as collateral agent, dated February 20, 1998, filed as Exhibit 4(b)(10) to the
            Registrant's Form 10-Q dated March 31, 1998.
*4(b)(16)   VCOC Guaranty between Vanguard Cellular Operating Corp. and various lenders led by The Bank of New York, and The Toronto-
            Dominion Bank, and NationsBank of Texas, N.A. as Secured Parties,
            dated February 20, 1998, filed as Exhibit 4(b)(11) to the
            Registrant's Form 10-Q dated March 31, 1998.
*4(b)(17)   Vanguard Guaranty between Vanguard Cellular Operating Corp. and various lenders led by the Bank of New York, and the Toronto-
            Dominion Bank, and NationsBank of Texas, N.A. as Secured Parties,
            dated February 20, 1998, filed as Exhibit 4(b)(12) to the
            Registrant's Form 10-Q dated March 31, 1998.
*4(b)(18)   Vanguard Pledge Agreement between Registrant and Toronto-
            Dominion (Texas), Inc. as collateral agent, dated February 20, 1998, filed as Exhibit 4(b)(13) to the Registrant's Form 10-Q dated
            March 31, 1998.
*10(a)(1)   Amended and Restated Stock Compensation Plan of the Registrant
            approved April 22, 1987 by the Shareholders of the Registrant, with forms of stock bonus and stock option agreements attached, filed as
            Exhibit 10 (a) to the Registrant's Registration Statement, on Form
            S-1 (File No. 33-18067).
*10(a)(2)   Amendment to Amended and Restated Stock Compensation Plan of the
            Registrant approved May 2, 1989 by the Shareholders of the
            Registrant, filed as Exhibit 4(h)(2) to the Registrant's Quarterly
            Report on Form 10-Q for the quarter ended March 31, 1989.
*10(a)(3)   Form of Restricted Stock Bonus Agreements dated March 23, 1987 between the Registrant and Stuart S. Richardson, Haynes G. Griffin,
            L. Richardson Preyer, Jr., Stephen R. Leeolou and Stephen L.
            Holcombe, and form of amendments dated October 12, 1987 to agreements with Messrs. Richardson, Griffin, Preyer and Leeolou, filed as Exhibit 10(a)(3) to the Registrant's Annual Report on Form
            10-K for the fiscal year ended December 31, 1988.
*10(a)(4)   Form of Restricted Stock Bonus Agreements dated October 12, 1987 between the Registrant and Haynes G. Griffin, Stephen R. Leeolou and
            L. Richardson Preyer, Jr., filed as Exhibit 10(a)(4) to the
            Registrant's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1988.
*10(1)(5)   Form of Amendment to Restricted Stock Bonus Plan Agreements dated as of March 1, 1990 by and between Haynes G. Griffin, L. Richardson
            Preyer, Jr., Stephen R. Leeolou, and Stephen L. Holcombe and the
            Registrant, amending the Restricted Stock Bonus Plan Agreements dated as March 23, 1987, filed as Exhibit 10(a)(5) to the
            Registrant's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1990.
*10(1)(6)   Form of Amendment to Restricted Stock Bonus Plan Agreements dated as of March 1, 1990 by and between Haynes G. Griffin, L. Richardson
            Preyer, Jr. and Stephen R. Leeolou and the Registrant, amending the
            Restricted Stock Bonus Plan Agreements dated as October 12, 1987, filed as Exhibit 10(a)(6) to the Registrant's Annual Report on Form
            10-K for the fiscal year ended December 31, 1990.
*10(a)(7)   Form of Second Amendment to Restricted Stock Bonus Plan Agreements
            dated February 22, 1991 between the Registrant and Haynes G.
            Griffin, Stephen R. Leeolou, and L. Richardson Preyer, Jr., amending the Restricted Stockx Bonus Agreements dated October 12, 1987, filed as Exhibit 10(a)(7) to the Registrant's Annual Report on Form 10-K
            for the fiscal year ended December 31, 1990.
*10(a)(8)   Form of Third Amendment to Restricted Stock Bonus Plan Agreements
            dated February 22, 1991 between the Registrant and Haynes G.
            Griffin, Stephen R. Leeolou, L. Richardson Preyer, Jr., and Stephen
            L. Holcombe, amending the Restricted Stock Bonus Agreements dated
            March 23, 1987, filed as Exhibit 10(a)(8) to the Registrant's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1990.
*10(a)(9)   Form of Third Amendment to Restricted Stock Bonus Plan Agreement
            dated February 22, 1991 between the Registrant and Stuart S.
            Richardson, amending the Restricted Stock Bonus Plan Agreement dated
            March 23, 1987, filed as Exhibit 10(a)(9) to the Registrant's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1990.
*10(a)(10)  Employment Agreement dated March 1, 1995 by and between the
            Registrant and Haynes G. Griffin, filed as Exhibit 10(a)(10) to the
            Registrant's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1994.
*10(a)(11)  Employment Agreement dated March 1, 1995 by and between the
            Registrant and L. Richardson Preyer, Jr., filed as Exhibit 10(a)(11)
            to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
*10(a)(12)  Employment Agreement dated March 1, 1995 by and between the
            Registrant and Stephen R. Leeolou, filed as Exhibit 10(a)(12) to the
            Registrant's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1994.
*10(a)(13)  Executive Officer Long-Term Incentive Compensation Plan adopted
            October 1, 1990 by the Registrant, filed as Exhibit 10(a)(13) to the
            Registrant's Annual Report on Form 10-K to the fiscal year ended
            December 31, 1990.
Exhibit No.                            Description
-----------                            -----------
*10(a)(14)  Form on Nonqualified Option Agreements dated October 12, 1987 between the Registrant and Stephen L. Holcombe, Ralph E. Hiskey,
            John F. Dille, Jr., Charles T. Hagel, L. Richardson Preyer, Sr. and
            Robert A. Silverberg, filed as Exhibit 10(a)(5) to the Registrant's
            Annual Report on Form 10-K for the fiscal year ended December 31,
            1988.
*10(a)(15)  Nonqualified Option Agreements dated October 12, 1987 between the
            Registrant and Robert M. DeMichele, John F. Dille, Jr., L.
            Richardson Preyer, Sr., Robert A. Silverberg and Thomas I. Storrs,
            filed as Exhibit 10(a)(8) to the Registrant's Annual Report on Form
            10-K for the fiscal year ended December 31, 1988.
*10(a)(16)  Form of Incentive Stock Option Agreements dated March 3, 1988 between the Registrant and Stephen L. Holcombe and Richard C.
            Rowlenson, filed as Exhibit 10(a)(9) to the Registrant's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1988.
*10(a)(17)  Form of Incentive Stock Option Agreements dated June 23, 1988 between the Registrant and Charles T. Hagel, Haynes G. Griffin, L.
            Richardson Preyer, Jr., and Stephen R. Leeolou, filed as Exhibit
            10(a)(10) to the Registrant's Annual Report on Form 10-K for the
            fiscal year ended December 31, 1988.
*10(a)(18)  Amended and restated 1994 Long-Term Incentive Plan, approved by the
            Registrant's Board of Directors on February 26, 1997.
*10(a)(19)  Senior Management Severance Plan of the Registrant adopted March 8,
            1995, filed as Exhibit 10(a)(19) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
*10(a)(20)  Form of Severance Agreement for Senior Management Employees of the
            Registrant, filed as Exhibit 10(a)(20) to the Registrant's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1994.
*10(a)(21)  Form of Incentive Stock Agreement dated March 7, 1995 between the
            Registrant and Haynes G. Griffin, Steven L. Holcombe, Richard C.
            Rowlenson and Stuart S. Richardson filed as Exhibit 10(a)(21) to the
            Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995.
*10(a)(22)  Form of Nonqualified Option Agreement dated March 7, 1995 between the Registrant and Haynes G. Griffin, Stephen R. Leeolou, L.
            Richardson Preyer, Jr., Stephen L. Holcombe, Richard C. Rowlenson
            and Stuart S. Richardson, filed as Exhibit 10(a)(22) to the
            Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995.
*10(b))(1)  Loan Agreement between the Registrant and various lenders led by The
            Bank of New York and The Toronto-Dominion Bank as agents, dated as of December 23, 1994, filed as Exhibit 2(a) to the Registrant's
            Current Report on Form 8-K dated as of December 23, 1994.
*10(b)(2)   Security Agreement between the Registrant and various lenders led by
            The Bank of New York and The Toronto-Dominion Bank, as Secured
            Party, dated as of December 23, 1994, filed as Exhibit 2(b) to the
            Registrant's Current Report on Form 8-K dated as of December 23,
            1994.
*10(b)(3)   Master Subsidiary Security Agreement between the Registrant, certain of its subsidiaries and various lenders led by The Bank of New York and The Toronto-Dominion Bank, as Secured Party, dated as of
            December 23, 1994 filed as Exhibit 2(c) to the Registrant's Current
            Report on Form 8-K dated as of December 23, 1994.
*10(d))(1)  1989 Stock Option Plan of the Registrant approved by the Board of
            Directors of the Registrant on December 21, 1989, and approved by
            Shareholders at a meeting held on May 10, 1990, filed as Exhibit
            10(h)(1) to the Registrant's Annual Report on Form 10-K for the
            fiscal year ended December 31, 1989.
*10(d)(2)   Form of Nonqualified Stock Option Agreements dated March 1, 1990 between the Registrant and Haynes G. Griffin, L. Richardson Preyer,
            Jr., Stephen R. Leeolou, Stephen L. Holcombe and Stuart S.
            Richardson, filed as Exhibit 10(h)(2) to the Registrant's annual
            Report on Form 10-K for the fiscal year ended December 31, 1989.
*10(d)(3)   Form of Incentive Stock Option Agreement dated March 1, 1990 between the Registrant and Richard C. Rowlenson, filed as Exhibit 10(h)(2) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

Exhibit No.                            Description
-----------                            -----------
*10(d)(4)   Form of Incentive Stock Option Agreement dated July 30, 1990 between the Registrant and Stephen L. Holcombe, Richard C. Rowlenson, Sunir
            Kochhar and Timothy G. Biltz, filed as Exhibit 10(f)(4) to the
            Registrant's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1990.
*10(d)(5)   Stock Option Agreement dated November 28, 1990 between the
            Registrant and Stuart Smith Richardson, filed as Exhibit 10(f)(5) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
*10(d)(6)   Form of Stock Option Agreements dated November 28, 1990 between the
            Registrant and Haynes G. Griffin, Stephen R. Leeolou, L. Richardson
            Preyer, Jr. and Stephen L. Holcombe, filed as Exhibit 10(f)(6) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
*10(d)(7)   Incentive Stock Option Agreements dated November 28, 1990 between the Registrant and Richard C. Rowlenson, filed as Exhibit 10(f)(7)
            to the Registrant's December 31, 1990.
*10(e)(1)   Joint Venture Agreement by and among W&J Metronet, Inc., Vanguard
            Cellular Systems of Coastal Carolina, Inc., Providence Journal
            Telecommunications and the Registrant dated as of January 19, 1990, filed as Exhibit 10(j) to the Registrant's Registration Statement on
            Form S-4 (File No. 33-35054).
*10(e)(2)   First Amendment and Assumption Agreement dated as of the 28th day of
            December, 1990 to Joint Venture Agreement by and among W&J Metronet,
            Inc., Vanguard Cellular Systems of Coastal Carolina, Inc.,
            Providence Journal Telecommunications and the Registrant dated as of
            January 19, 1990, filed as Exhibit 10(g)(2) to the Registrant's
            Annual Report on Form 10-K for the fiscal year ended December 31,
            1990.
*10(f)(1)   Stockholders Voting Agreement dated as of February 23, 1994, filed as Exhibit 7 to Amendment 1 of Schedule 13D dated February 23, 1994 with respect to the Common Stock of Geotek Communications,
*10(g)(1)   Nonqualified Deferred Compensation Plan with Form of Salary
            Reduction Agreement filed as Exhibit 10(g(1) to the Registrant's
            Annual Report on Form 10-K for the fiscal year ended December 31,
            1996.
**11        Calculation of diluted net income per share for the years ended
            December 31, 1997, 1996, and 1995.
**22        Subsidiaries of the Registrant.
**23(a)     Consent of Arthur Andersen LLP
**23(b)     Consent of KPMG Peat Marwick LLP
**23(c)     Consent of Prasetio, Utomo & Co.
**27        Financial Data Schedule.


-------
* Incorporated by reference to the statement or report indicated.

** Previously filed as Exhibits to Form 10-K.