Form 10-Q
period 1998-06-30
VANGUARD CELLULAR SYSTEMS INC
filed 1998-07-31
CIK 771178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended          JUNE 30, 1998
                                     ----------------------------------

                                                   or

[     ]     TRANSITION   REPORT   PURSUANT   TO  SECTION  A3  OR  15(d)  OF  THE
      SECURITIES AND EXCHANGE ACT OF 1934

      For the transition period from ___________________to_____________________


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

The number of shares outstanding of the issuer's common stock as of June 30, 1998 was 36,740,230.

Item 1. FINANCIAL STATEMENTS

                                      VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)
                                                                                             June 30,            December 31,
------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                         1998                  1997
------------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)           (See note)
CURRENT ASSETS:
    Cash, including escrowed funds of $8,000                                                $     21,732         $      2,487
    Accounts receivable, net of allowances for doubtful accounts of $10,365 and $8,184            56,264               54,340
    Cellular telephone inventories                                                                18,094               18,826
    Deferred income taxes, current                                                                61,825               43,139
    Prepaid expenses                                                                               3,693                3,620
------------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                                     161,608              122,412
------------------------------------------------------------------------------------------------------------------------------

INVESTMENTS                                                                                      286,611              307,718

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $184,141
    and $166,230                                                                                 359,633              371,343

NON-CURRENT DEFERRED INCOME TAXES                                                                      -                9,447

Other Assets, net of accumulated amortization of $8,901 and $10,701                               12,734               17,041
------------------------------------------------------------------------------------------------------------------------------

        Total assets                                                                          $  820,586         $    827,961
------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
------------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES: Accounts payable and accrued expenses                                  $     74,964         $     58,084

NON-CURRENT DEFERRED INCOME TAX LIABILITY                                                         42,679                    -

LONG-TERM DEBT                                                                                   686,846              768,967
------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Preferred stock - $.01 par value, 1,000 shares authorized, no shares issued                        -                    -
    Common stock, Class A - $.01 par value, 250,000 shares authorized,
    and 36,740 and 38,308 shares outstanding                                                         367                  383
    Common stock, Class B - $.01 par value, 30,000 shares authorized, no shares issued                 -                    -
    Additional capital in excess of par value                                                    212,932              221,624
    Accumulated deficit                                                                         (197,202)            (221,097)
------------------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                                16,097                  910

------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                                            $  820,586         $    827,961
------------------------------------------------------------------------------------------------------------------------------

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

                                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

                                                       THREE MONTHS ENDED JUNE 30        SIX MONTHS ENDED JUNE 30
--------------------------------------------------------------------------------------------------------------------
                                                      1998                 1997           1998               1997
--------------------------------------------------------------------------------------------------------------------
                                                   (Unaudited)          (Unaudited)    (Unaudited)        (Unaudited)
Revenues:
    Service revenue                                $ 101,384            $  88,348      $ 191,364          $ 163,457
    Cellular telephone equipment revenue              10,647                5,347         18,288             10,101
    Other                                                162                  453            500                905
--------------------------------------------------------------------------------------------------------------------
                                                     112,193               94,148        210,152            174,463
--------------------------------------------------------------------------------------------------------------------

Costs and Expenses:
    Cost of service                                    8,818                8,000         16,231             15,869
    Cost of cellular telephone equipment              13,056                9,256         23,720             17,899
    General and administrative                        28,816               25,229         56,202             48,504
    Marketing and selling                             19,772               20,185         38,428             34,679
    Depreciation and amortization                     21,414               18,431         43,512             33,583
--------------------------------------------------------------------------------------------------------------------
                                                      91,876               81,101        178,093            150,534
--------------------------------------------------------------------------------------------------------------------
Income From Operations                                20,317               13,047         32,059             23,929

Net Gain (Loss) on Dispositions                      116,748                   (2)       116,741                 10

Interest Expense                                     (16,123)             (14,224)       (31,806)           (26,625)

Unrealized Holding Loss                               (9,979)                   -         (9,979)                 -

Net Losses from Unconsolidated Investments            (4,500)              (2,961)       (19,066)            (5,357)

Other, net                                                246                  214            541                345
--------------------------------------------------------------------------------------------------------------------
Net Income (Loss) Before Income Taxes and
Extraordinary Item                                   106,709               (3,926)        88,490             (7,698)

Income Tax Benefit (Expense)                         (42,900)               4,000        (41,439)             8,000
---------------------------------------------------  ---------------------------------------------------------------
Net Income Before Extraordinary Item                  63,809                   74         47,051                302

Extraordinary Loss on Extinguishment of Debt. net of
    Income Tax Benefit of $2,645                           -                    -         (3,971)                 -
--------------------------------------------------------------------------------------------------------------------
Net Income                                         $  63,809           $       74     $   43,080         $      302
--------------------------------------------------------------------------------------------------------------------
Net Income Per Common Share:
    Basic                                       $       1.72           $     0.00     $     1.15         $     0.01
    Diluted                                     $       1.65           $     0.00     $     1.12         $     0.01
--------------------------------------------------------------------------------------------------------------------


Common Shares Used in Computing Per Share Amounts:
    Basic                                             37,107               40,298         37,474             40,560
    Diluted                                           38,626               42,328         38,557             41,762
--------------------------------------------------------------------------------------------------------------------

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                              VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

(Dollar amounts in thousands)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                              1998                      1997
-------------------------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)              (Unaudited)

Cash flows from operating activities:
    Net income                                                                           $    43,080                $   302
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                          43,512                 33,583
       Amortization of deferred debt issuance costs                                              579                    968
       Net losses from unconsolidated investments                                             19,066                  5,357
       Net gain on dispositions                                                             (116,741)                   (10)
       Deferred income tax provision (benefit)                                                38,794                 (8,000)
       Extraordinary loss on extinguishment of debt                                            6,618                      -
       Unrealized holding loss                                                                 9,979                      -
       Changes in current items:
          Accounts receivable, net                                                            (5,157)               (24,048)
          Cellular telephone inventories                                                         345                    382
          Accounts payable and accrued expenses                                                1,413                    879
          Other, net                                                                              93                 (1,310)

-------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                              41,581                  8,103
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchases of property and equipment                                                      (45,420)               (90,471)
    Proceeds from dispositions                                                               163,682                     78
    Payments for acquisition of investments                                                  (21,068)                (5,144)
    Capital contributions to unconsolidated entities                                          (5,556)                     -
-------------------------------------------------------------------------------------------------------------------------------
        Net cash provided (used) by investing activities                                      91,638                (95,537)
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Principal payments of long-term debt                                                    (752,130)                (4,004)
    Repurchases of common stock                                                              (28,527)               (10,257)
    Net proceeds from issuance of common stock                                                   634                     35
    Proceeds of long-term debt                                                               670,000                 96,000
    Debt issuance costs                                                                       (4,106)                     -
    Decrease (increase) in other assets                                                          155                   (234)

-------------------------------------------------------------------------------------------------------------------------------
        Net cash provided (used) by financing activities                                    (113,974)                81,540
-------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                               19,245                 (5,894)
Cash, beginning of period                                                                      2,487                 11,180
-------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                        $  21,732              $   5,286
-------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF INTEREST PAID                                                   $  32,060              $  23,820
SUPPLEMENTAL DISCLOSURE OF INCOME TAXES PAID                                                       -                     20
-------------------------------------------------------------------------------------------------------------------------------


The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX


PART I.     FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - I-1 June 30, 1998 and December 31, 1997.

          Condensed Consolidated Statements of Operations - I-2 Three months and six months ended June 30, 1998 and 1997.

          Condensed Consolidated Statements of Cash Flows - I-3
          Six months ended June 30, 1998 and 1997.

          Notes to Condensed Consolidated Financial Statements - I-4


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - I-14


PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders - II-1

  Item 5. Other Information - II-1

  Item 6. Exhibits and Reports on Form 8-K - II-2


          SIGNATURES - II-3

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
NOTE 1 -- BASIS OF PRESENTATION

   The accompanying condensed consolidated financial statements of Vanguard Cellular Systems, Inc. and Subsidiaries (the Company) have been prepared without audit pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1997 annual report on Form 10-K and Form 10-K/A.

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

NOTE 2  -- INVESTMENTS

Investments consist of the following (in thousands):

                                                       JUNE 30,     DECEMBER 31,
                                                         1998          1997
                                                   ------------    -------------
   INVESTMENTS IN DOMESTIC CELLULAR ENTITIES:
     Consolidated entities:
        License cost                               $  288,143       $  297,142
        Accumulated amortization                      (43,248)         (43,696)
                                                   ---------------  -----------
                                                      244,895          253,446
                                                    --------------  ------------
     Entities carried on the equity method:
        Cost                                           10,193           10,193
        Accumulated share of earnings                   2,183            1,960
                                                     ------------   ------------
                                                        12,376          12,153
                                                     ------------    -----------

     Entities carried on the cost method                 9,375           9,592
                                                     ------------     ----------
                                                       266,646         275,191
                                                     ------------     ----------
   INVESTMENTS IN OTHER ENTITIES:
     Entities carried on the equity method:
        Investment in equity securities                 58,278          40,794
        Debentures, net of discount of $5,337           12,663          11,551
        Loans                                            4,045           4,045
        Accumulated share of losses                    (55,021)        (33,842)
                                                   ------------      -----------
                                                        19,965          22,548
                                                   ------------      -----------
     Investments carried as "available for sale":
      Cost                                              37,736          37,736
      Net unrealized holding losses                    (37,736)        (32,757)
                                                   ------------     -----------
                                                             0           4,979
                                                   -----------       -----------
     Other investments, at cost                              0           5,000
                                                   -----------       -----------
                                                        19,965          32,527
                                                   -----------       -----------
                                                    $  286,611       $ 307,718
                                                    ===========      ===========

Investments in Domestic Cellular Entities

   In June 1998, the Company sold for approximately $162 million in cash its Myrtle Beach, SC RSA market and related operations, and recognized a $117 million gain on this sale in the second quarter of 1998. The purchaser required the Company to place $8.0 million of the purchase price into an escrow fund for one year. These escrowed funds are to be held for certain purchase price adjustments, if any, that may be identified by the purchaser and agreed to by the Company. Currently, management does not anticipate such adjustments to the purchase price, if any, to be material.

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

   In May 1998, the Company entered into an agreement to sell for $172.5 million in cash its Pensacola, FL MSA and its Fort Walton Beach, FL RSA markets as well as various minority interests in regional cellular licenses. This transaction, which is subject to normal federal regulatory approvals, is expected to close in the fourth quarter of 1998.

      The Company also explores, on an ongoing basis, possible acquisitions of companies that will facilitate new service offerings to its customers, such as paging and Internet access. The Company entered into an agreement in December, 1997 to purchase NationPage, a leading regional paging provider in Pennsylvania and New York, for approximately $28.5 million in cash. This transaction is expected to close in the third quarter of 1998.

      In the first quarter of 1998, the Company participated in the Federal Communications Commission's ("FCC") Local Multipoint Distribution Service ("LMDS") auction, which concluded on March 25, 1998. The Company was the high bidder for 22 LMDS Basic Trading Area ("BTA") licenses, with an aggregate bid of $8.9 million. The majority of these licenses are in the same markets as the Company's existing cellular operations. As of March 31, 1998, the Company had $5.3 million on deposit with the FCC. In June 1998, the licenses were issued and the Company completed payment of the $8.9 million to the FCC.

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

Noncellular Investments

International Wireless Communications Holdings, Inc. and Foreign Investments

   At June 30, 1998, the Company owned approximately 29% of the outstanding stock of International Wireless Communications Holdings, Inc. ("IWC") and has invested an aggregate of $26.0 million. IWC is a development stage company specializing in securing, building and operating wireless businesses, primarily in Asia and Latin America. As existing and new projects are in the network buildout phase, the losses of IWC are expected to grow significantly in future years. The Company records its proportionate share of these losses under the equity method of accounting. During 1995,1996 and 1997, the Company recognized an amount of losses on the equity method from IWC that is equal to the Company's equity investment in IWC. As a result, the Company suspended the recognition of losses attributable to IWC until such time that the equity method income became available to offset the Company's share of IWC's future losses or the Company makes further investments in IWC. For the six months ended June 30, 1998, the Company invested an additional $10.8 million in IWC. Accordingly, during the first six months of 1998 the Company recognized losses equal to the amount of this additional investment.

   During the first quarter of 1997, the Company entered into a stock purchase agreement to purchase from an unrelated third party 7% of the outstanding shares of Star Digitel Limited ("SDL"), a Hong Kong company whose principal business activities relate to the provision and development of cellular telecommunications services in the People's Republic of China. SDL is a development stage company, and as such, is expected to incur operating losses for the foreseeable future. As of June 30, 1998, the Company had completely funded the $8.4 million share purchase price and invested an additional $1.6 million, including payment of a $700,000 capital call in the first quarter of 1998. The Company accounts for its investment using the equity method of accounting. In addition, the Company has guaranteed obligations of SDL totaling $14.1 million, which includes guarantees of $7.2 million on behalf of IWC. If the Company must eventually fund these guarantees, the funding will be in the form of loans to SDL.

   During 1997, the Company acquired a 12% equity interest in International Wireless Communications Pakistan Ltd. ("IWCPL") for $7.0 million which has subsequently been reduced to approximately 10%. Additionally, IWC's 100% owned subsidiary, Pakistan Wireless Holdings, Inc. ("PWH"), owns a 33% equity interest in IWCPL, thereby increasing the Company's total ownership interest in IWCPL to approximately 20%. IWCPL owns approximately 59% of the equity in Pakistan Mobile Communications (Pvt) Ltd., a Pakistan company that owns and operates the cellular license in Pakistan. Through June 30, 1998, the Company had invested $10.0 million in IWCPL, including $1.6 million invested during the first quarter of 1998, and has provided $3.0 million in debt financing. The Company records its proportionate share of the losses of IWCPL under the equity method of accounting.

Inter*Act Systems, Incorporated

   As of June 30, 1998, the Company had invested $10.0 million in Inter*Act Systems, Inc. ("Inter*Act") common stock for an ownership interest of approximately 26%. Inter*Act is a development stage Company that provides consumer product manufacturers and retailers (currently supermarkets) the ability to offer targeted promotions to retail customers at the point of entry of a retail outlet through an interactive multi-media system utilizing ATM-like terminals.

   During 1996, Inter*Act completed the sale of 142,000 units ("Units") of 14% Senior Discount Notes due 2003, which have been exchanged for identical notes registered with the SEC and warrants to purchase shares of common stock at $.01 per share. The Company purchased for $12.0 million a total of 18,000 Units consisting of $18.0 million principal amount at maturity of these 14% Senior Discount Notes and warrants to purchase 132,012 shares of common stock. At issuance, the Company allocated, based upon the estimated fair values, $8.9 million and $3.1 million to the debentures and warrants purchased by the Company, respectively. Effective

September 30, 1997 and in accordance with the warrant agreement, the shares of common stock eligible to be purchased with the warrants held by the Company increased from 132,012 to 169,722. The shares issuable upon the exercise of these warrants currently represent approximately 2% of Inter*Act's outstanding common stock. In addition, an existing warrant held by the Company was restructured whereby the Company has the right to acquire at any time prior to May 5, 2005 an aggregate of 900,113 shares of common stock for $23.50 per share, which shares presently represent approximately 12% of the outstanding common stock of Inter*Act.

      Inter*Act has incurred net losses since its inception. Inter*Act received approximately $91 million in net proceeds from the above financing which are being used to accelerate the roll-out of its systems in retail supermarkets and, as a result, the net losses incurred by Inter*Act are expected to grow significantly in future years. The Company records its proportionate share of these losses under the equity method of accounting. As of June 30, 1998, the Company's total investment in Inter*Act was reduced to zero through the recognition of equity method losses. As a result, the Company suspended the recognition of losses attributable to Inter*Act until such time that equity method income becomes available to offset the Company's share of Inter*Act's future losses or the Company makes further investments in Inter*Act.

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

   During 1997, the Geotek common stock price, as quoted on the NASDAQ National Market System, declined from $7.13 per share at December 31, 1996 to $1.53 per share at December 31, 1997. Based on Geotek's historical performance, including the significant decline in the market value of Geotek's common stock, the Company's management made the determination that the decline in Geotek's common stock price during 1997 was other than temporary and, accordingly, recognized an unrealized holding loss of $32.7 million in the fourth quarter of 1997 to adjust the Company's investment in Geotek common stock to its market value at December 31, 1997. On June 29, 1998, Geotek announced the filing of voluntary petitions seeking protection under Chapter 11 of the Bankruptcy Code. Accordingly, the Company recognized an unrealized holding loss of approximately $10.0 million in the second quarter to reduce its entire investment in Geotek to zero. Geotek's common stock price as of June 30, 1998 was $0.16 per share, and Geotek was delisted from NASDAQ with the close of business on that date.

Financial Information of Equity Method Investees

   Combined financial position and operating results of the Company's equity method investees, ENCCJV, IWC, and Inter*Act, for the first six months of 1998 and 1997 are as follows (in thousands):

                                                        1998         1997
                                                       -------      -------
   Revenues. ..................................        $ 24,819   $  8,758
   Gross profit ...............................           6,920      1,282
   Loss from operations. ......................         (95,368)   (36,133)
   Net loss. ..................................        (129,904)   (49,350)


NOTE 3 -- LONG-TERM FINANCING ARRANGEMENTS

    In February 1998, the Company completed the closing of an amendment to the 1994 Credit Facility, increasing the facility to $1.0 billion pursuant to the Third Amended and Restated Facility A Loan Agreement (Facility A Loan) and the Facility B Loan Agreement (Facility B Loan) (collectively, the 1998 Loan Agreements), with various lenders led by The Bank of New York, The Toronto-Dominion Bank, and NationsBank of Texas, N.A. In addition, the Company has $200 million of Senior Debentures due 2006. The credit facility is senior to the Senior Debentures through the use of structured subordination whereby Vanguard Cellular Systems, Inc. ("Vanguard") is the borrower on the Senior Debentures and Vanguard Cellular Financial Corp. ("VCFC"), Vanguard's only direct subsidiary, is the primary obligor on the credit facility.

    Long-term debt consists of the following as of June 30, 1998 and December 31, 1997 (in thousands):

                                                         June 30,   December 31,
                                                          1998       1997
                                                        ---------   --------
   Debt of VCFC:
     Borrowings under the 1998 Loan Agreements:
      Facility A Loan .............................     $ 487,000  $  --
      Facility B Loan..............................          --       --
     Borrowings under the 1994 Credit Facility:
        Term Loan .................................          --     325,000
        Revolving Loan ............................          --     244,000
     Other Long-Term Debt .........................          --         130
                                                         --------  --------
                                                        $ 487,000   569,130
   Debt of Vanguard:
   9 3/8% Senior Debentures due 2006, net of unamortized
   discount of  $154 and $163 ..................           199,846   199,837
                                                        ----------  --------

                                                        $ 686,846  $768,967
                                                        =========  ==========
                                      I-9

Credit Facility of VCFC

   The Facility A and Facility B Loans are available to provide the Company with additional financial and operating flexibility and enable it to pursue business opportunities that may arise in the future. The Facility A Loan consists of a $750 million senior secured reducing revolving credit facility which allows for the issuance of up to $25 million of standby letters of credit. The Facility B Loan consists of a $250 million 364-day revolving credit facility which may be extended for an additional 364-day period upon the approval of the lenders or converted to a term loan according to the terms and subject to certain conditions of the Facility B Loan Agreement. On June 30, 1998, the Company permanently reduced funds available for borrowing under its Facility A Loan by paying down debt with $150 million of the proceeds from the sale of its Myrtle Beach, SC RSA market.

   Borrowings under the 1998 Loan Agreements bear interest at a rate equal to the Company's choice of the Prime Rate or Eurodollar Rate plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. The ranges for this applicable margin are 0.0% to 0.25% for the Prime Rate and 0.5% to 1.5% for the Eurodollar Rate. Based on the leverage ratio, computed as the ratio of Total Debt (as defined) to Adjusted Cash Flow (as defined), the Company's applicable margins on borrowings under the 1998 Loan Agreements are 0.0% and 1.25% per annum for the second quarter of 1998 for the Prime Rate and Eurodollar Rate, respectively. Upon the occurrence of an event of default as defined in the 1998 Loan Agreements, the applicable margin added to both the Eurodollar Rate and the Prime Rate becomes 2.0%.

   Upon closing of the 1998 Loan Agreements, the Company paid fees of approximately $4 million to the lenders. These fees and other costs incurred in the refinancing have been recorded as a long-term asset in the first quarter of 1998 and will be amortized over the lives of the agreements. Remaining unamortized deferred financing costs of $6.6 million related to the 1994 Credit Facility were expensed in the first quarter of 1998 and are reported on the statement of operations as an extraordinary item. The extraordinary item recorded in the first quarter of 1998, net of a related income tax benefit of $2.6 million, totaled $4.0 million or 0.11 per share on a basic and diluted basis.

Interest Rate Protection Agreements

   The Company maintains interest rate swaps and interest rate caps which provide protection against interest rate risk. At June 30, 1998 the Company had interest rate cap agreements in place covering a notional amount of $500 million. The interest rate cap agreements provide protection to the extent that LIBOR exceeds the strike level through the expiration date as follows (in thousands):

                    STRIKE LEVEL  NOTIONAL AMOUNT EXPIRATION DATE
                       7.5%      $  50,000        February, 1999
                       7.5          50,000        February, 1999
                       8.0          25,000          August, 1999
                       9.5         100,000         October, 2002
                       9.5         100,000         October, 2002
                       8.5         100,000        November, 2002
                       7.5          75,000        November, 2002
                                   -------
                               $   500,000
                                   ========

   The total cost of the interest rate cap agreements in place at June 30, 1998 of $1.6 million has been recorded in other assets in the accompanying consolidated balance sheet and is being amortized over the lives of the agreements as a component of interest expense.

   Additionally, at June 30, 1998 the Company maintained interest rate swap agreements that fix the LIBOR interest rate at 6.10% on a notional amount of $50 million through October 2002 and at 5.62% on a notional amount of $100 million through January 2003. Under these swap agreements, the Company benefits if LIBOR interest rates increase above the fixed rates and incurs additional interest expense if rates remain below the fixed rates. Any amounts received or paid under these agreements are reflected as interest expense over the period covered.

   On December 9, 1996, the Company entered into two 10-year reverse interest rate swaps with notional amounts totaling $75 million. The reverse swaps effectively convert $75 million of the Debentures into floating rate debt with interest payable at the six month LIBOR rate plus 3.1%. Simultaneous with this transaction, the Company purchased an interest rate cap that limits the total interest on the $75 million to 10% for the first three years should interest rates rise. The Company's average effective interest rate under these agreements during the second quarter of 1998 was 8.8%, or 0.58% below the coupon rate for the Debentures. Additionally, during the first quarter of 1997, the Company entered into two 9 year reverse interest rate swaps with notional amounts totaling $25 million. The reverse swaps effectively convert $25 million of the Debentures into floating rate debt with interest payable at the six-month LIBOR rate plus 2.61%. Simultaneously with this transaction, the Company purchased an interest rate cap that limits the total interest rate on the $25 million to 10% for the first three years of the 9 year agreement. The Company's average effective interest rate under those agreements during the second quarter of 1998 was 8.3%, which is 1.075% below the coupon rate for the Debentures.

   The effect of interest rate protection agreements on the operating results of the Company was to decrease interest expense by $10,000 in the second quarter of 1998 and increase interest expense by $44,000 in the same period last year. In the six month period ended June 30, 1998 and 1997, interest expense increased $18,000 and $2,000, respectively.


NOTE 4 -- CAPITAL STOCK AND COMPREHENSIVE INCOME

      The Company's Board of Directors has authorized the repurchase of up to 7,500,000 shares of its Class A Common Stock from time to time in open market or other transactions. As of December 31, 1997, the Company had repurchased 3,065,000 shares of its Class A Common Stock at an average price of approximately $13.00 per share. During the six months ended June 30, 1998, the Company repurchased an additional 1,612,000 shares at an average price of approximately $17.70 per share.

   During the second quarter of 1998, the Company entered into a total return equity swap (the "Equity Swap") with a financial institution counterparty (the "Counterparty"). Pursuant to the swap the Company has the right to purchase from the Counterparty on or prior to June 30, 2000, shares of Vanguard Cellular Systems, Inc.'s Class A common stock ("Equity Swap Shares") at a price based upon the Counterparty purchase price for said shares at initiation of the Equity Swap. At each quarter end during the term of the Equity Swap, the Company is required to settle any decrease in the market value of the Equity Swap Shares below the Counterparty's cost with shares of Vanguard Cellular Systems, Inc.'s Class A stock, or with cash or a letter of credit in the amount of the decrease. In addition, the Company is required to pay the Counterparty a quarterly fee equal to a LIBOR-based rate on the Counterparty's adjusted cost to acquire the Equity Swap Shares. Due to the Company's ability to issue shares to settle periodic price fluctuations under the Equity Swap the Company records all amounts received (paid) under this arrangement as increases (decreases) to equity.

   The purpose of the total return equity swap is to allow the Company to lock in the current price of Vanguard Stock in anticipation of, or in lieu of, a future buyback, without the necessity of a present cash outlay. The Company may enter into future swap arrangements in order to purchase shares under the Board of Directors authorized stock repurchase plan. As of June 30, 1998, the Counterparty had acquired 87,900 shares of Vanguard Cellular Systems, Inc. Class A Common Stock at an approximate cost of $1.7 million. Based on the closing stock price of $18.875 at June 30, 1998, the market value of the Equity Swap Shares was less than the Counterparty's cost of such shares by $12,000.

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 on January 1, 1998. For the three months ended June 30 , 1998 and 1997, total comprehensive income of the Company was $65.3 million and $1.5 million, respectively. For the six months ended June 30, 1998 and 1997, total comprehensive income (loss) of the Company was $43.1 million and ($5.2) million, respectively. The differences between net income and total comprehensive income consist of changes in net unrealized holding loss on the Company's investment in Geotek.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is a summary of the Company's ownership interests in cellular markets in which the Company's ownership interests exceeded 20% at June 30, 1998 and 1997.

                                                     JUNE 30,

CELLULAR MARKETS                             1998                1997
----------------                             ----                ----
MID-ATLANTIC SUPERSYSTEM:
      Allentown, PA/NJ                      100.0%              100.0%
      Wilkes-Barre/Scranton, PA             100.0               100.0
      Harrisburg, PA                        100.0               100.0
      Lancaster, PA                         100.0               100.0
      York, PA                              100.0               100.0
      Reading, PA                           100.0               100.0
      Altoona, PA                           100.0               100.0
      State College, PA                     100.0               100.0
      Williamsport, PA                      100.0               100.0
      Union, PA (PA-8 RSA)                  100.0               100.0
      Chambersburg, PA (PA-10 East RSA)     100.0               100.0
      Lebanon, PA (PA-12 RSA)               100.0               100.0
      Mifflin, PA (PA-11 RSA)               100.0               100.0
      Wayne, PA (PA-5 RSA)                  100.0               100.0
      Binghamton, NY                        100.0               100.0
      Elmira, NY                            100.0               100.0

NEW ENGLAND METRO-CLUSTER:
      Portland, ME                          100.0               100.0
      Portsmouth, NH/ME                     100.0               100.0
      Bar Harbor, ME (ME-4 RSA)             100.0               100.0

FLORIDA METRO-CLUSTER:
      *Pensacola, FL                        100.0               100.0
      *Fort Walton Beach, FL                100.0               100.0

ST VIRGINIA METRO-CLUSTER:
      Huntington, WV/KY/OH                  100.0               100.0
      Charleston, WV                        100.0               100.0
      Mason, WV (WV-1 RSA)                  100.0               100.0
      Logan, WV (WV-6 RSA)                  100.0               100.0
      Parkersburg-Marietta, WV/OH           100.0               100.0
      Ross, OH (OH-9 RSA)                   100.0               100.0
      Perry, OH (OH-10 South RSA)           100.0               100.0

CAROLINAS METRO-CLUSTER:
      Myrtle Beach, SC (SC-5 RSA)            --                 100.0
      *Wilmington, NC                        48.0                48.0
      *Jacksonville, NC                      47.8                47.8

* The Company has entered into agreements to sell its ownership interests in these markets. See "Liquidity and Capital Resources."

Results of Operations

   The following is a discussion and analysis of the historical financial condition and results of operations of the Company and factors affecting the Company's financial resources. This discussion should be read in conjunction with the Company's consolidated financial statements, including the notes thereto.

   Three Months Ended June 30, 1998 and 1997

      On June 30, 1998, the Company completed the sale of its Myrtle Beach, SC RSA market and recognized a $117 million gain on this sale in the second quarter of 1998. See "Liquidity and Capital Resources". Since this market was owned and operated by the Company through the end of the second quarter of 1998, the results of operations presented below include the revenues, expenses, and subscribers generated by the Myrtle Beach market. The Myrtle Beach market's subscriber base at June 30, 1998 was approximately 34,000.

   Service revenue in the second quarter of 1998 rose 15% to $101.4 million from $88.3 million in the second quarter of 1997. This increase was primarily the result of a 112,000 or 19% increase in the number of subscribers in majority-owned markets to approximately 692,000 at the end of the second quarter of 1998, as compared to approximately 580,000 in the same period in 1997. Penetration, computed as a percentage of the Company's subscribers to total POPs in majority owned cellular markets, increased to 9.1% in the second quarter of 1998 from 7.7 % in the same period last year. The increase in subscribers is the result of the growing acceptance of cellular communications and the Company's efforts to capitalize on this increasing acceptance through an expanded sales and distribution network. Churn, the monthly rate of customer deactivations expressed as a percentage of the subscriber base, increased to 2.0% in the second quarter of 1998 from 1.8% in the second quarter of 1997.

   Service revenue attributable to the Company's own subscribers (local revenue) increased 13% during the second quarter of 1998 to $84.1 million as compared to $74.6 million in the second quarter of 1997. Average monthly local revenue per subscriber declined 7% to $41 in the second quarter of 1998 compared to $44 in the same period last year. This decline was primarily due to the continued pattern of increased incremental penetration into the segment of consumers who generally use their cellular phones less frequently. Service revenue generated by nonsubscribers roaming into the Company's markets increased 26% to $17.3 million in the second quarter of 1998 as compared to $13.7 million in the prior year. This increase was the result of increased usage partially offset by continued reductions in daily access and usage rates. The reduced rates affect the Company as both a provider and a purchaser of roaming services. Local revenue combined with roaming revenue resulted in overall average monthly revenue per subscriber for the quarter of $50, a decline of 5% from $53 in the prior year period.

   Cost of service as a percentage of service revenue remained constant at 9% during the second quarters of 1998 and 1997. The Company expects cost of service as a percentage of service revenue to remain in the 8% to 10% range in the foreseeable future.

   General and administrative expenses increased 14% or $3.6 million during the second quarter of 1998 as compared to the same period in 1997 primarily as a result of increased costs associated with higher levels of staffing in the customer operations and technical service areas, and from increased bad debt expense associated with the larger subscriber base. General and administrative expenses as a percentage of service revenue decreased slightly from 29% in the second quarter of 1997 to 28% in the second quarter of 1998. General and administrative expenses as a percentage of service revenue are expected to remain stable.

   Marketing and selling expenses decreased 2% to $19.8 million during the second quarter of 1998, compared to $20.2 million in the same period in 1997, primarily as a result of reduced commission expense associated with a 4% decline in gross activations in the 1998 period.. As a percentage of service revenue, these expenses decreased from 23% in the second quarter of 1997 to 20% in the second quarter of 1998. During the second quarter of 1998, marketing and selling expenses including the net loss on cellular equipment ("Combined Marketing and Selling Expenses") decreased to $22.2 million from $24.1 million in the second quarter of 1997. Combined Marketing and Selling Expenses per gross subscriber addition decreased to $336 in the second quarter of 1998 from $352 in the same period last year.

   Depreciation and amortization expense increased $3.0 million or 16% during the second quarter of 1998 as compared to the same period in 1997. Property and equipment placed in service since July 1, 1997 of approximately $101.5 million accounted for all of this increase and was offset slightly by a decrease in amortization. Also contributing to the increase in depreciation is the Company's decision to change the depreciable lives of its rental phone assets from 3 years to 1.5 years, which better reflects the useful life of this equipment. In the first two quarters of 1998, this change increased depreciation expense by approximately $2.1 million and $2.2 million , respectively, and will increase depreciation expense by approximately $2.2 million in each of the remaining quarters in 1998.

   Interest expense increased $1.9 million or 13% during the second quarter of 1998. This increase primarily resulted from an increase in average borrowings of approximately $110.2 million, offset slightly by a decrease in the interest rates charged.

      On June 29, 1998, Geotek Communications, Inc. ("Geotek")announced the filing of voluntary petitions seeking protection under Chapter 11 of the Bankruptcy Code. Accordingly, the Company recognized an unrealized holding loss of approximately $10.0 million in the second quarter to reduce its investment in Geotek to zero. See "Liquidity and Capital Resources".

   Net losses from unconsolidated investments increased by $1.5 million. The increase resulted primarily from higher operating, amortization and interest expenses incurred by Inter*Act Systems, Incorporated ("Inter*Act"). As of June 30, 1998, the Company's total investment in Inter*Act was reduced to zero through recognition of equity method losses, and the Company suspended recognition of losses attributable to Inter*Act. The Company continues to recognize its share of the income and losses of its equity method investees. See "Liquidity and Capital Resources."

      During the second quarter of 1998, the Company recorded income tax expense of $42.9 million related to the net income of $106.7 million generated in the quarter. This expense is primarily the result of the generation of taxable income on the sale of the Myrtle Beach market during the second quarter of 1998.

   In the second quarter of 1998, the Company reported net income of $63.8 million or $1.72 per share as compared to net income of $74,000 or $0.00 per share in the second quarter of 1997. This $63.7 million increase in net income is primarily attributable to the gain on the sale of the Myrtle Beach, SC RSA market, offset by income tax expense, recognition of an unrealized holding loss on the Company's investment in Geotek, and from higher operating, amortization and interest expense incurred by Inter*Act.


   Six Months Ended June 30, 1998 and 1997

      On June 30, 1998, the Company completed the sale of its Myrtle Beach, SC RSA market and recognized a $117 million gain on this sale in the second quarter of 1998. See "Liquidity and Capital Resources". Since this market was owned and operated by the Company through the end of the second quarter of 1998, the results of operations presented below include the revenues, expenses, and subscribers generated by the Myrtle Beach market. The Myrtle Beach market's subscriber base at June 30, 1998 was approximately 34,000.

   Service revenue in the first six months of 1998 rose 17% to $191.4 million from $163.5 million in the second quarter of 1997. This increase was primarily the result of a 19% increase in the number of subscribers served in the 1998 period. Local revenue increased 16% during the first six months of 1998 to $162.8 million as compared to $140.4 million in the same period last year. Average monthly local revenue per subscriber declined 6% to $41 in the first six months of 1998 compared to $43 in the same period last year. Average monthly revenue per subscriber for the first six months of 1998 declined 5% to $48 from $50 in the prior year period.

   Cost of service as a percentage of service revenue decreased to 8% in the first six months of 1998 from 10% in the 1997 period.

   General and administrative expenses increased 16% or $7.7 million during the first six months of 1998 as compared to the same period in 1997, but decreased slightly as a percentage of service revenue to 29% from 30% in the 1997 period.

   Marketing and selling expenses increased 10% to $38.4 million during the first six months of 1998, compared to $34.7 million in the same period in 1997, primarily as a result of increased advertising expense associated with the rollout of the digital product in a significant portion of markets. As a percentage of service revenue, these expenses decreased from 21% in the 1997 period to 20% in the first six months of 1998. During the 1998 period Combined Marketing and Selling Expenses increased to $43.9 million from $42.5 million in 1997. Combined Marketing and

 Selling Expenses per gross subscriber addition increased to $358 in the 1998 period from $334 in the same period last year.

   Depreciation and amortization expense increased $9.9 million or 30% during the first six months of 1998 as compared to the same period in 1997. Property and equipment placed in service since July 1, 1997 of approximately $101.5 million accounted for a majority of this increase and was offset slightly by a decrease in amortization. Also contributing to the increase in depreciation is the Company's decision to change the depreciable lives of its rental phone assets as discussed above.

   Interest expense increased $5.2 million or 19% during the first six months of 1998. Substantially all of this increase resulted from an increase in average borrowings of approximately $126.5 million.

      On June 29, 1998, Geotek announced the filing of voluntary petitions seeking protection under Chapter 11 of the Bankruptcy Code. Accordingly, the Company recognized an unrealized holding loss of approximately $10.0 million in the 1998 period to reduce its investment in Geotek to zero. See "Liquidity and Capital Resources".

   Net losses from unconsolidated investments increased by $13.7 million for the first six months of 1998. The increase resulted primarily from an additional $10.0 million equity investment the Company made in IWC in the first quarter of 1998, recognition of an unrealized holding loss on the Company's investment in Geotek, and from higher operating, amortization and interest expense incurred by Inter*Act as discussed above. The Company continues to recognize its share of the income and losses of its equity method investees. See "Liquidity and Capital Resources."

      For the six months ended June 30, 1998, the Company recorded income tax expense of $41.4 million as a result of generating pre-tax net income of $81.9 million. This represents income taxes associated with the generation of taxable income on the sale of the Myrtle Beach market during the second quarter of 1998, offset by an income tax benefit of $4.1 million recorded on the Company's first quarter pre-tax loss of $24.8 million.

   In the first six months of 1998, the Company reported net income before extraordinary item of $47.1 million or $1.26 per share as compared to net income of $302,000 or $0.01 per share in the 1997 period. This $46.7 million increase in net income before extraordinary item is primarily attributable to the gain on the sale of the Myrtle Beach, SC RSA market, offset by increases in income tax expense, losses from unconsolidated investments, depreciation expense and interest expense.


Liquidity and Capital Resources

   The Company requires capital to acquire, construct, operate and expand its cellular systems. The Company also explores, on an ongoing basis, possible acquisitions of cellular systems and properties as well as other investment opportunities, some of which may involve significant expenditures or commitments. In addition, although the initial buildout of its cellular system is complete, the Company will continue to construct additional cell sites and purchase cellular equipment to increase capacity as subscribers are added and usage increases, to expand geographic coverage, to provide for increased portable usage and to upgrade its cellular system for digital conversion and the implementation of new services. During the six months ended June 30, 1998 the Company incurred approximately $53.2 million in capital expenditures as compared to $83.5 million in the same period last year.

   The specific capital requirements of the Company will depend primarily on the timing and size of any additional acquisitions and other investments as well as property and equipment needs. EBITDA has been a growing source of internal funding in recent years, and although the Company anticipates that in 1999 EBITDA will be sufficient to cover property and equipment and debt service requirements, the Company does not expect EBITDA to grow sufficiently to meet both its property and equipment and debt service requirements during 1998. The Company used $150 million of the cash proceeds from the sale of its Myrtle Beach market to reduce its debt, and plans to use the proceeds of the market sales discussed below to further reduce debt. For the immediate future, the Company will rely on borrowings under its existing credit facility to meet any liquidity needs. In the first quarter of 1998, the Company entered into an agreement to sell its interest in the ENCCJV for approximately $30 million in cash. In the second quarter of 1998, the Company entered into an agreement to sell its Pensacola, FL MSA and Fort Walton Beach, FL RSA markets, as well as various minority interests in regional cellular licenses for approximately $172 million in cash. These transactions, which are subject to adjustment, are expected to close in the third and fourth quarters of 1998, respectively. Each transaction is subject to approval by regulatory authorities, including the FCC. The proceeds from these sales will be used to pay down the Company's existing debt.

   EBITDA does not represent and should not be considered as an alternative to net income or operating income as determined by generally accepted accounting principles. It should not be considered in isolation from other measures of performance according to such principles, including operating results and cash flows. EBITDA increased to $41.7 million in the second quarter of 1998 from $31.5 million in the 1997 period and net cash provided by operating activities as shown on the Statement of Cash Flows increased to $41.6 million in the first six months of 1998 from $8.1 million in the 1997 period. Net cash provided by operating activities in the first six months of 1998 reflects an $8.2 million increase in interest expense and an increase in working capital items of $20.8 million. Investing activities, primarily purchases of property and equipment and acquisitions of investments, provided net cash of $91.6 million and used net cash of $95.5 million in the first six months of 1998 and 1997, respectively. Financing activities used net cash of $114.0 million and provided net cash of $81.5 million in the first six months of 1998 and 1997, respectively.

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

   The Facility A and Facility B Loans are available to provide the Company with additional financial and operating flexibility and to enable it to pursue business opportunities that may arise in the future. The Facility A Loan, consists of a $750 million senior secured reducing revolving credit facility which allows for the issuance of up to $25 million of standby letters of credit. The Facility B Loan consists of a $250 million 364-day revolving credit facility which may be extended for an additional 364-day period upon the approval of the lenders or converted to a term loan according to the terms and subject to certain conditions of the Facility B Loan Agreement. On June 30, 1998, the Company permanently reduced funds available for borrowing under its Facility A Loan by paying down debt with $150 million of the proceeds from the sale of its Myrtle Beach, SC RSA market.

      Borrowings under the 1998 Loan Agreements bear interest at a rate equal to the Company's choice of the Prime Rate or Eurodollar Rate plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. The ranges for this applicable margin are 0.0% to 0.25% for the Prime Rate and 0.5% to 1.5% for the Eurodollar Rate. Based upon the leverage ratio, the applicable margins for the second quarter of 1998 are 0.0% and 1.25 % for the Prime Rate and Eurodollar Rate, respectively. Based upon the leverage ratio at the end of the second quarter, the applicable margins for the third quarter of 1998 are 0.0% and 0.75% for the Prime Rate and Eurodollar Rate, respectively.

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

   In the first quarter of 1998, the Company participated in the FCC's Local Multipoint Distribution Service ("LMDS") auction, which concluded on March 25, 1998. The Company was the high bidder for 22 LMDS Basic Trading Area ("BTA") licenses, with an aggregate bid of $8.9 million. The majority of these licenses are in the same markets as the Company's existing cellular operations. As of March 31, 1998, the Company had $5.3 million on deposit with the FCC. In June 1998, the licenses were issued and the Company completed payment of the $8.9 million to the FCC.

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

   Other Investments. At June 30, 1998, the Company owned approximately 29% of the outstanding stock of IWC and has invested an aggregate of $26.0 million. IWC is a development stage company specializing in securing, building and operating wireless businesses, primarily in Asia and Latin America. As existing and new projects are in the network buildout phase, the losses of IWC are expected to grow significantly in future years. The Company records its proportionate share of these losses under the equity method of accounting. During 1995 , 1996 and 1997, the Company recognized an amount of losses on the equity method from IWC that is equal to the Company's equity investment in IWC. As a result, the Company suspended the recognition of losses attributable to IWC until such time that the equity method income became available to offset the Company's share of IWC's future losses or the Company makes further investments in IWC. For the six months ended June 30, 1998, the Company invested an additional $10.8 million in IWC. Accordingly, during the first six months of 1998 the Company recognized losses equal to the amount of this additional investment.

   During the first quarter of 1997, the Company entered into a stock purchase agreement to purchase from an unrelated third party 7% of the outstanding shares of Star Digitel Limited ("SDL"), a Hong Kong company whose principal business activities relate to the provision and development of cellular telecommunications services in the People's Republic of China. SDL is a development stage company, and as such, is expected to incur operating losses for the foreseeable future. As of June 30, 1998, the Company had completely funded the $8.4 million share purchase price and invested an additional $1.6 million, including payment of a $700,000 capital call in the first quarter of 1998. The Company accounts for its investment using the equity method of accounting. In addition, the Company has guaranteed obligations of SDL totaling $14.1 million, which includes guarantees of $7.2 million on behalf of IWC. If the Company must eventually fund these guarantees, the funding will be in the form of loans to SDL.

   During 1997, the Company acquired a 12% equity interest in International Wireless Communications Pakistan Ltd. ("IWCPL") for $7.0 million which has subsequently been reduced to approximately 10%. Additionally, IWC's 100% owned subsidiary, Pakistan Wireless Holdings, Inc. ("PWH"), owns a 33% equity interest in IWCPL, thereby increasing the Company's total ownership interest in IWCPL to approximately 20%. IWCPL owns approximately 59% of the equity in Pakistan Mobile Communications (Pvt) Ltd., a Pakistan company that owns and operates the cellular license in Pakistan. Through June 30, 1998, the Company had invested $10.0 million in IWCPL including $1.6 million invested during the first quarter of 1998 and has provided $3.0 million in debt financing. The Company records its proportionate share of the losses of IWCPL under the equity method of accounting.

   As of June 30, 1998, the Company had invested $10.0 million in Inter*Act common stock for an ownership interest of approximately 26%. Inter*Act is a development stage company that provides consumer product manufacturers and retailers (currently supermarkets) the ability to offer targeted promotions to retail customers at the point of entry of a retail outlet through an interactive multi-media system utilizing ATM-like terminals.

   During 1996, Inter*Act completed the sale of 142,000 units ("Units") of 14% Senior Discount Notes due 2003, which have been exchanged for identical notes registered with the SEC and warrants to purchase shares of common stock at $.01 per share. The Company purchased for $12.0 million a total of 18,000 Units consisting of $18.0 million principal amount at maturity of these 14% Senior Discount Notes and warrants to purchase 132,012 shares (subsequently increased to 169,722) of common stock. At issuance, the Company allocated, based upon the estimated fair values, $8.9 million and $3.1 million to the debentures and warrants purchased by the Company, respectively. The shares issuable upon the exercise of these warrants currently represent approximately 2% of Inter*Act's outstanding common stock. In addition, under a stock warrant agreement, the Company has the right to acquire at any time prior to May 5, 2005 an aggregate of 900,113 shares of common stock for $23.50 per share, which shares presently represent approximately 12% of the outstanding common stock of Inter*Act.

      Inter*Act has incurred net losses since its inception. Inter*Act received approximately $91 million in net proceeds from the above financing which are being used to accelerate the roll-out of its systems in retail supermarkets and, as a result, the net losses incurred by Inter*Act are expected to grow significantly in future years. The Company records its proportionate share of these losses under the equity method of accounting. The Company's equity and warrant investment was reduced to zero through the recognition of equity method losses during 1997. As of June 30, 1998, the Company's total investment in Inter*Act was reduced to zero through the recognition of equity method losses. As a result, the Company suspended the recognition of losses attributable to Inter*Act until such time that equity method income becomes available to offset the Company's share of Inter*Act's future losses or the Company makes further investments in Inter*Act.

   In addition to the current ownership held by the Company, certain officers, directors and entities affiliated with certain directors of the Company maintain an additional 27% ownership interest in Inter*Act.

   In 1994, the Company purchased from Geotek Communications, Inc. ("Geotek")
2.5 million shares of Geotek common stock for $30 million. Geotek is a telecommunications Company that is developing a wireless communications network using its FHMA (R) digital technology Under a management agreement, the Company earned and recorded as revenue approximately 201,370 shares with an aggregate value of $2.1 million in 1996, and approximately 300,000 shares with an aggregate value of $2.4 million in 1995. In September 1995, the Company purchased, for $5.0 million in cash, 531,463 shares of convertible preferred stock of Geotek with a stated value of $9.408 per share. The Company currently owns less than 5% of Geotek's outstanding common stock.

   During 1997, the Geotek common stock price, as quoted on the NASDAQ National Market System, declined from $7.13 per share at December 31, 1996 to $1.53 per share at December 31, 1997. Based on Geotek's historical performance, including the significant decline in the market value of Geotek's common stock, the Company's management made the determination that the decline in Geotek's common stock price during 1997 was other than temporary and, accordingly, recognized an unrealized holding loss of $32.7 million in the fourth quarter of 1997 to adjust the Company's investment in Geotek common stock to its market value at December 31, 1997. On June 29, 1998, Geotek announced the filing of voluntary petitions seeking protection under Chapter 11 of the Bankruptcy Code. Accordingly, the Company recognized an unrealized holding loss of approximately $10.0 million in the second quarter to reduce its entire investment in Geotek to zero. Geotek's common stock price as of June 30, 1998 was $0.16 per share, and Geotek was delisted from NASDAQ with the close of business on that date.

   Capital Expenditures. As of June 30, 1998, the Company had $493.1 million of property and equipment in service. The Company historically has incurred capital expenditures primarily based upon capacity needs in its existing markets resulting from continued subscriber growth. To increase geographic coverage and provide for additional portable usage the Company intends to increase the number of sites and add additional capacity to existing sites as it has done over the past few years. During 1998, the Company plans to continue the expansion of its network. Capital expenditures for 1998 are estimated to be approximately $105 to $110 million and are expected to be funded primarily through internally generated funds and borrowing under the 1998 Loan Agreements. Approximately $75.0 million of those capital expenditures will be for cellular and paging network equipment, and the remainder will be primarily for rental telephones and computer equipment. During the six months end June 30, 1998, the Company incurred approximately $53.2 million in capital expenditures.

   Stock Repurchases. The Company's Board of Directors has authorized the repurchase of up to 7,500,000 shares of its Class A Common Stock from time to time in open market or other transactions. As of December 31, 1997, the Company had repurchased 3,065,000 shares of its Class A Common Stock at an average price of approximately $13.00 per share. During the six months ended June 30, 1998, the Company repurchased an additional 1,612,000 shares at an average price of approximately $17.70 per share.

   During the second quarter of 1998, the Company entered into a total return equity swap (the "Equity Swap") with a financial institution counterparty (the "Counterparty"). Pursuant to the swap the Company has the right to purchase from the Counterparty on or prior to June 30, 2000, shares of Vanguard Cellular Systems, Inc.'s Class A common stock ("Equity Swap Shares") at a price based upon the Counterparty purchase price for said shares at initiation of the Equity Swap. At each quarter end during the term of the Equity Swap, the Company is required to settle any decrease in the market value of the Equity Swap Shares below the Counterparty's cost with shares of Vanguard Cellular Systems, Inc.'s Class A stock, or with cash or a letter of credit in the amount of the decrease. In addition, the Company is required to pay the Counterparty a quarterly fee equal to a LIBOR-based rate on the Counterparty's adjusted cost to acquire the Equity Swap Shares. Due to the Company's ability to issue shares to settle periodic price fluctuations under the Equity Swap the Company records all amounts received (paid) under this arrangement as increases (decreases) to equity.

   The purpose of the total return equity swap is to allow the Company to lock in the current price of Vanguard Stock in anticipation of, or in lieu of, a future buyback, without the necessity of a present cash outlay. The Company may enter into future swap arrangements in order to purchase shares under the Board of Directors authorized stock repurchase plan. As of June 30, 1998, the Counterparty had acquired 87,900 shares of Vanguard Cellular Systems, Inc. Class A Common Stock at an approximate cost of $1.7 million. Based on the closing stock price of $18.875 at June 30, 1998, the market value of the Equity Swap Shares was less than the Counterparty's cost of such shares by $12,000.

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

   During the fourth quarter of 1997, management revised its strategy from one of growth and expansion to enhancing shareholder value through profitable operations in its core cellular properties in Pennsylvania, West Virginia and New England. This revised strategy incorporates dispositions of noncore cellular and noncellular properties over the course of the next several years. As part of this Board-approved strategy, in the first quarter of 1998, the Company entered into agreements to dispose of its cellular properties in the Carolinas Metrocluster, which include the Myrtle Beach RSA and ownership interests in the ENCCJV. In the second quarter of 1998, the Company completed the sale of its Myrtle Beach RSA and entered into an agreement to sell its operations in Western Florida. Based on negotiated sales prices for these transactions, the Company expects to generate capital gains approximating $285 million in 1998, $117 million of which was realized in the second quarter with the completion of the Myrtle Beach transaction.

   The gains to be generated on these transactions will utilize an equivalent amount of the Company's accumulated NOLs. Based on these anticipated gains, management has assessed that it is more likely than not that a significant portion of the Company's deferred income tax assets are realizable. As of March 31, 1998, prior to the consummation of any of these transactions, the Company had recognized $56.7 million of net deferred income tax assets. During the second quarter of 1998, the Company utilized approximately $43 million of net operating loss carryforwards, attributable primarily to the $117 million gain recorded on the sale of the Myrtle Beach market. Further utilization of net operating loss carryforwards is expected with the closing of the ENCCJV and Western Florida dispositions, which are expected to close in the third quarter of 1998. As of June 30, 1998, the Company had recorded a net deferred income tax asset of $21 million.

   A valuation allowance of $38.7 million remains on certain deferred income tax assets due to uncertainties as to when and whether these assets will be realized in the future. To the extent that the income tax benefit of these amounts is realized in future years, a significant portion of the benefit will be recorded as a direct addition to shareholders' equity as these assets relate primarily to additional income tax deductions arising from restricted stock bonuses, stock options and stock purchase warrants.

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

   The Company currently has ongoing efforts to modify its existing computer systems and expects to have all essential systems Year 2000 compliant before the end of 1999. Management believes the effort and cost that will be required to bring the Company's computer systems into compliance will not be material.


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

                          PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Vanguard Cellular Systems, Inc. Annual Meeting of Shareholders was held May 19, 1998. The proposals voted upon and the results of the voting were as follows:

 1.      Election of Class II Directors for a three-year term.

                                                                                      BROKER
                                                                                       NON-
                                 FOR      AGAINST      ABSTENTIONS        WITHHELD     VOTES
F. Cooper Brantley           32,335,518        --         --               1,723,198      --
Haynes G. Griffin            32,340,594        --         --               1,718,122      --
L. Richardson Preyer, Sr.    32,340,594        --         --               1,718,122      --

 2.     Proposal to approve ratification of Arthur Andersen LLP as independent auditors for 1998.
                                                                                      BROKER
                                                                                         NON-
                                 FOR      AGAINST      ABSTENTIONS         WITHHELD     VOTES

                              34,028,545   17,411       12,760                --          --





ITEM 5.   OTHER INFORMATION.

        Unless notice of a matter to be presented by a security holder of the Company at the next Annual Meeting of Shareholders is received at the Company's principal executive offices on or before March 6, 1998, management's proxies for the meeting confering discretionary authority may be voted with respect to the matter without including advice in the proxy statement relating to the meeting regarding how such discretion will be voted on such matter.




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits to this Form 10-Q are listed in the accompanying Index to Exhibits.

(b) On July 13, 1998, the Registrant filed a Current Report on Form 8-K, dated June 30, 1998. The Form 8-K reported the closing of the sale of its Myrtle Beach, SC RSA market pursuant to an Asset Purchase Agreement dated March 10, 1998, and filed related exhibits. .

                                  SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 VANGUARD CELLULAR SYSTEMS, INC.


Date:    July 31, 1998                     By: /s/          Stephen R.  Leeolou
                                               ---------------------------------
                                                            Stephen R.  Leeolou
                                                                 President
                                                                    and
                                                     Co-Chief Executive Officer


Date:    July 31, 1998                     By: /s/          Stephen L.Holcombe
                                               ---------------------------------
                                                           Stephen L. Holcombe
                                                      Executive Vice President
                                                                and
                                                       Chief Financial Officer
                                                     (principal accounting and
                                                   principal financial officer)
                                      II-3

                              INDEX TO EXHIBITS

EXHIBIT NO.                                  DESCRIPTION


*2(a) Asset Purchase Agreement dated March 10, 1998 by and between Triton PCS, Inc. and Vanguard Cellular Systems of South Carolina, Inc., filed as Exhibit 2(a) to the Registrant's Form 8K dated June 30, 1998.

  2(b) Asset Purchase Agreement dated May 22, 1998 by and among Wireless One Network, L.P., Western Florida Cellular Telephone Corp., and Vanguard Cellular Financial Corp.

*3(a) Articles of Incorporation of Registrant as amended through July 25,1995, filed as Exhibit 1 to the Registrant's Form 8-A/A dated July 25, 1995.

*3(b)       Bylaws of Registrant (compilation of July 25, 1995), filed as
            Exhibit 2 to the Registrant's Form 8-A/A dated July 25, 1995.

*4(a) Specimen Common Stock Certificate, filed as Exhibit 2 to the Registrant's Form 8- A/A dated July 25, 1995.

*4(b)(8) Third Amended and Restated Facility A Loan Agreement between Vanguard Cellular Financial Corp. and various lenders led by the Bank of New York, and The Toronto-Dominion Bank, and NationsBank of Texas, N.A. as agents, dated February 20, 1998, filed as Exhibit 4(b)(8) to the Registrant's Form 10-Q dated March 31, 1998.

*4(b)(9) Facility B Loan Agreement between Vanguard Cellular Financial Corp. and various lenders led by The Bank of New York, and The Toronto-Dominion Bank, and NationsBank of Texas, N.A. as agents, dated February 20, 1998, filed as Exhibit 4(b)( 9) to the Registrant's Form 10-Q dated March 31, 1998.

*4(b)(10)   Borrower Pledge  Agreement  between  Vanguard  Cellular  Financial
            Corp. and Toronto-Dominion (Texas), Inc. as collateral agent, dated February 20, 1998, filed as Exhibit 4(b)( 10) to the
            Registrant's Form 10-Q dated March 31, 1998.

*4(b)(11)   VCOC  Guaranty  between  Vanguard  Cellular  Operating  Corp.  and
            various   lenders   led  by  The  Bank  of  New   York,   and  The
            Toronto-Dominion  Bank, and NationsBank of Texas,  N.A. as Secured
            Parties, dated February 20, 1998, filed as Exhibit 4(b)(11) to the Registrant's Form 10-Q dated March 31, 1998.

 *4(b)(12)  Vanguard  Guaranty between Vanguard  Cellular  Operating Corp. and various lenders led by the Bank of New York, and the Toronto-Dominion Bank, and NationsBank of Texas, N.A. as Secured Parties, dated February 20, 1998, filed as Exhibit 4(b)(12) to the Registrant's Form 10-Q dated March 31, 1998.

*4(b)(13)   Vanguard Pledge Agreement between Registrant and  Toronto-Dominion
            (Texas), Inc. as collateral agent, dated February 20, 1998, filed as Exhibit 4(b)(13) to the Registrant's Form 10-Q dated March 31,
            1998.

*4(c)(1) Indenture dated as of April 1, 1996 between Registrant and The Bank of New York as Trustee, filed as Exhibit 4(e)(1) to the Registrant's Form 10-Q/A dated March 31, 1996.
*4(c)(2) First Supplemental Indenture, dated as of April 1, 1996 between Registrant and The Bank of New York as Trustee, filed as Exhibit 4(e)(2) to the Registrant's Form 10-Q/A dated March 31, 1996.

11 Calculation of fully diluted earnings per share for the three months and six months ended June 30, 1998 and 1997.

27          Financial Data Schedule.

-----------------------


*     Incorporated by reference to the statement or report indicated.


The following schedules and exhibits to the Asset Purchase Agreement, filed as
Exhibit 2(b) hereto, have been omitted. The Registrant hereby undertakes to furnish supplementally a copy of any such omitted schedule or exhibit to the Commission upon request.

         Schedule 1           Excluded Assets
         Schedule 2           Partnership Interests
         Schedule 2.4         Capital Expenditures
         Schedule 4.3         Certain Changes of Events
         Schedule 4.4 Assets Used in Connection with Billing, Administrative and Technical Support Services
         Schedule 4.6         Consents
         Schedule 4.7         Governmental Authorization
         Schedule 4.8         Interests in Real Property
         Schedule 4.9         Description of Personal Property
         Schedule 4.10        Subscriber Agreements Outside Ordinary Course of
                              Business
         Schedule 4.11        Paging Resale Agreements
         Schedule 4.12        Financial Statements
         Schedule 4.13        Contracts
         Schedule 4.14        Intangibles
         Schedule 4.15        Taxes
         Schedule 4.16        Insurance
         Schedule 4.18        Employee Plans
         Schedule 4.19        Litigation
         Schedule 4.20        Compliance with Laws
         Schedule 4.22        Environmental and Safety Compliance
         Exhibit 2.5          Form of Escrow Agreement
         Exhibit 2.8          Form of Partnership Assignment Agreement