Form 10-Q/A
period 1998-06-30
VANGUARD CELLULAR SYSTEMS INC
filed 1998-09-10
CIK 771178

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q/A
     AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q DATED JULY 31, 1998.

(MARK ONE)

[ X ] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended           JUNE 30, 1998
                                     ----------------------------------
                                                  or

[  ]  TRANSITION   REPORT   PURSUANT  TO  SECTION  A3  OR  15(d)  OF  THE
      SECURITIES AND EXCHANGE ACT OF 1934

      For the transition period from__________________ to _____________________


COMMISSION FILE NUMBER  0-16560

                        VANGUARD CELLULAR SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              NORTH CAROLINA                           56-1549590
              --------------                           ----------
       (State or other jurisdiction of   (I.R.S. Employer Identification No.)
        incorporation or organization)

     2002 Pisgah Church Road, Suite 300
         Greensboro, North Carolina                    27455-3314
         --------------------------                    ----------
   (Address of principal executive offices)            (Zip Code)

      Registrant's telephone number, including area code (336) 282-3690.
                                                         ---------------

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

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

                                     INDEX


PART II.  OTHER INFORMATION

Item 5. Other Information                                   II-1


SIGNATURES                                                  II-2

                          PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

      Unless notice of a matter to be presented by a security holder of the Company at the next Annual Meeting of Shareholders is received at the Company's principal executive offices on or before March 6, 1999, management's proxies for the meeting confering discretionary authority may be voted with respect to the matter without including advice in the proxy statement relating to the meeting regarding how such discretion will be voted on such matter.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    VANGUARD CELLULAR SYSTEMS, INC.


Date:    September 10, 1998         By: /s/      Stephen R.  Leeolou
                                        -----------------------------------
                                                  Stephen R. Leeolou
                                                       President
                                                          and
                                                Chief Executive Officer


Date:    September 10, 1998         By: /s/       Stephen L. Holcombe
                                        -----------------------------------
                                                  Stephen L. Holcombe
                                               Executive Vice President
                                                          and
                                               Chief Financial Officer
                                             (principal accounting and
                                            principal financial officer)