Form 10-Q
period 1998-09-30
VANGUARD CELLULAR SYSTEMS INC
filed 1998-11-16
CIK 771178

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended         SEPTEMBER 30, 1998
                                        --------------------------------------
                                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION A3 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934 For the transition period from______________________ to
    __________________

COMMISSION FILE NUMBER  0-16560

                         VANGUARD CELLULAR SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

 NORTH CAROLINA                                      56-1549590
----------------------------------           --------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


  2002 Pisgah Church Road, Suite 300
  Greensboro, North Carolina                                 27455-3314
------------------------------------          -------------------------------
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
                                             Yes X   No
                                                ---     ---

The number of shares outstanding of the issuer's common stock as of September 30, 1998 was 36,780,009.

                                      INDEX


PART I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets -                                         I-1
              September 30, 1998 and December 31, 1997.

              Condensed Consolidated Statements of Operations -                               I-2
              Three months  and nine months ended September 30, 1998 and 1997.

             Condensed Consolidated Statements of Cash Flows -                                I-3
             Nine months ended September 30, 1998 and 1997.

              Notes to Condensed Consolidated Financial Statements                            I-4

  Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                       I-15


PART II.  OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K                                               II-1


SIGNATURES                                                                                   II-2


ITEM 1. FINANCIAL STATEMENTS
                                                    VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                                                          CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)
                                                                                            SEPTEMBER 30,        December 31,
----------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                           1998                1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                                             (UNAUDITED)         (See note)
CURRENT ASSETS:
     Cash, including escrowed funds of $16,672 and $0                                         $  33,179           $  2,487
     Accounts receivable, net of allowances for doubtful accounts of $10,531 and $8,184          52,981             54,340
     Cellular telephone inventories                                                              18,627             18,826
     Deferred income taxes, current                                                               9,077             43,139
     Prepaid expenses                                                                             2,746              3,620
----------------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                                    116,610            122,412
----------------------------------------------------------------------------------------------------------------------------------

INVESTMENTS                                                                                     294,577            307,718

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $181,606
     and $166,230                                                                               330,591            371,343

NON-CURRENT DEFERRED INCOME TAXES                                                                     -              9,447

Other Assets, net of accumulated amortization of $14,181 and $10,701                             11,561             17,041
----------------------------------------------------------------------------------------------------------------------------------
        Total assetsassets                                                                    $ 753,339           $827,961
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES: Accounts payable and accrued expenses                                    $  67,921             58,084

NON-CURRENT DEFERRED INCOME TAX LIABILITY                                                        14,785                  -

LONG-TERM DEBT                                                                                  532,851            768,967
----------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preferred stock - $.01 par value, 1,000 shares authorized, no shares issued                      -                  -
     Common stock, Class A - $.01 par value, 250,000 shares authorized,
     and 36,780 and 38,308 shares outstanding                                                       368                383
     Common stock, Class B - $.01 par value, 30,000 shares authorized, no shares issued               -                  -
     Additional capital in excess of par value                                                  244,880            221,624
     Accumulated deficit                                                                       (107,466)          (221,097)
----------------------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                              137,782                910
----------------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                                            $ 753,339           $827,961
----------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE BALANCE SHEETS.

NOTE: THE BALANCE SHEET AT DECEMBER 31, 1997 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE.




                                                    VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



 (Amounts in thousands, except per share data)

                                                                     THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                       SEPTEMBER 30                               SEPTEMBER 30
------------------------------------------------------------------------------------------------------------------------------------
                                                              1998                    1997                 1998              1997
                                                           (Unaudited)            (Unaudited)         (Unaudited)       (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

Revenues:
Service revenue                                             $  99,612              $    94,704            $ 290,976      $  258,161
Cellular telephone equipment revenue                            9,393                    6,320               27,681          16,421
     Other                                                        223                      293                  723           1,198
------------------------------------------------------------------------------------------------------------------------------------
                                                              109,228                  101,317              319,380         275,780
------------------------------------------------------------------------------------------------------------------------------------

Costs and Expenses:
     Cost of service                                            7,636                    9,118               23,867          24,987
     Cost of cellular telephone equipment                      13,344                   10,201               37,064          28,100
     General and administrative                                27,759                   26,638               83,961          75,142
     Marketing and selling                                     19,672                   18,355               58,100          53,034
     Depreciation and amortization                             21,999                   18,224               65,511          51,807
------------------------------------------------------------------------------------------------------------------------------------
                                                               90,410                   82,536              268,503         233,070
------------------------------------------------------------------------------------------------------------------------------------
Income From Operations                                         18,818                   18,781               50,877          42,710
Net Gain on Dispositions                                      149,140                      106              265,881             116
Interest Expense                                              (13,933)                 (15,227)             (45,739)        (41,852)
Unrealized Holding Loss                                             -                        -               (9,979)              -
Net Losses from Unconsolidated Investments                     (4,033)                  (3,014)             (23,099)         (8,371}
Other, net                                                        235                      422                  776             767
------------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) Before Income Taxes and Extraordinary Item   150,227                   1,068              238,717          (6,630)
Income Tax Benefit (Expense)                                   (60,491)                      -             (101,930)          8,000
------------------------------------------------------------------------------------------------------------------------------------
Net Income Before Extraordinary Item                            89,736                   1,068              136,787           1,370
Extraordinary Loss on Extinguishment of Debt, net of
Income Tax Benefit of $2,645                                         -                       -               (3,971)              -
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                   $  89,736              $    1,068            $ 132,816       $   1,370
------------------------------------------------------------------------------------------------------------------------------------
Net Income Per Common Share:
     Basic                                                    $   2.44              $     0.03            $    3.57         $  0.03
     Diluted                                                  $   2.31              $     0.03            $    3.44         $  0.03
------------------------------------------------------------------------------------------------------------------------------------

Common Shares Used in Computing Per Share Amounts:
     Basic                                                      36,742                  40,280               37,232          40,466
     Diluted                                                    38,781                  40,814               38,634          40,872
------------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                          VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

(Dollar amounts in thousands)

--------------------------------------------------------------------------------------------------------------
                                                                          1998                         1997
--------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)                 (Unaudited)
Cash flows from operating activities:
     Net income                                                          $   132,816               $    1,370
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                          65,511                   48,223
       Amortization of deferred debt issuance costs                            1,252                    1,448
       Net losses from unconsolidated investments                             23,099                    8,372
       Net gain on dispositions                                             (265,881)                   3,468
       Deferred income tax provision (benefit)                                91,392                   (8,000)
       Extraordinary loss on extinguishment of debt                            6,618                        -
       Unrealized holding loss                                                 9,979                        -
        Changes in current items:
          Accounts receivable, net                                            (5,784)                 (31,774)
          Cellular telephone inventories                                        (123)                  (1,135)
          Accounts payable and accrued expenses                                9,054                    6,257
          Other, net                                                             306                   (1,632)
--------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                              68,239                   26,597
--------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchases of property and equipment                                     (71,469)                (116,807)
     Proceeds from dispositions                                              372,690                       78
     Payments for acquisition of investments                                 (63,537)                 (13,542)
     Capital contributions to unconsolidated entities                         (7,771)                    (538)
--------------------------------------------------------------------------------------------------------------
         Net cash provided (used) by investing activities                    229,913                 (130,809)
--------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Principal payments of long-term debt                                   (955,130)                 (11,006)
     Repurchases of common stock                                             (28,566)                 (10,257)
     Net proceeds from issuance of common stock                                1,184                       54
     Proceeds of long-term debt                                              719,000                  118,000
     Debt issuance costs                                                      (4,106)                       -
     Decrease (increase) in other assets                                         158                     (242)
--------------------------------------------------------------------------------------------------------------
         Net cash provided (used) by financing activities                   (267,460)                  96,549
--------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                               30,692                   (7,663)
Cash, beginning of period                                                      2,487                   11,180
--------------------------------------------------------------------------------------------------------------
Cash, end of period                                                      $    33,179               $    3,517
--------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF INTEREST PAID                                 $    43,038               $   34,694
SUPPLEMENTAL DISCLOSURE OF INCOME TAXES PAID                                   5,300                       20
--------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
NOTE 1 -- BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Vanguard Cellular Systems, Inc. and Subsidiaries (the "Company") have been prepared without audit pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1997 annual report on Form 10-K and Form 10-K/A.

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

NOTE 2 -- PROPOSED AT&T MERGER

     As of October 2, 1998, the Company entered into a definitive merger agreement with AT&T Corp. ("AT&T"). Under the terms of the agreement, the Company will be merged into a wholly owned subsidiary of AT&T and each of the Company's outstanding shares of Class A Common Stock, par value $.01 per share (other than dissenting shares), will, at each shareholder's option, be converted into the right to receive either $23.00 cash or 0.3987 of a share of AT&T common stock, subject to the limitation that the overall consideration for such shares will consist of 50% cash and 50% AT&T common stock.

     The Company's Board of Directors and the Board of Directors of AT&T have approved the transaction. The transaction is subject to the approval of the Company's shareholders and the Federal Communications Commission, to compliance with the Hart-Scott-Rodino Antitrust

Improvements Act of 1976, and to certain other conditions.

     The agreement contains certain restrictions on the conduct of the Company's business prior to the consummation of the merger. Pursuant to the agreement, the Company has agreed for the period prior to the merger to operate its business in the ordinary course, to refrain from taking various corporate actions without the consent of AT&T, and not to solicit or enter into negotiations or agreements relating to a competing business.

     Reference is made to the copy of the merger agreement filed with the SEC as
Exhibit 2(a) to the Company's Report on Form 8-K dated October 2, 1998.


NOTE 3  -- INVESTMENTS

     Investments consist of the following (in thousands):

                                                                            SEPTEMBER 30,           DECEMBER 31,
                                                                                1998                   1997
                                                                           ---------------       ----------------
     INVESTMENTS IN DOMESTIC WIRELESS ENTITIES:
       Consolidated entities:
          License cost                                                      $ 303,452              $ 297,142

           Accumulated amortization                                           (44,464)               (43,696)
                                                                            ---------              ---------

                                                                              258,988                253,446
                                                                            =========              =========
       Entities carried on the equity method:
          Cost                                                                      0                 10,193
          Accumulated share of earnings                                             0                  1,960
                                                                            ---------              ---------
                                                                                    0                 12,153
                                                                            ---------              ---------

       Entities carried on the cost method                                      4,532                  9,592
                                                                            ---------              ---------
                                                                              263,520                275,191
                                                                            ---------              ---------
     INVESTMENTS IN OTHER ENTITIES:
       Entities carried on the equity method:
          Investment in equity securities                                      74,002                 40,794
          Debentures, net of discount of $4,737 and $6,449                     13,263                 11,551
          Loans                                                                 4,045                  4,045
          Accumulated share of losses                                         (60,253)               (33,842)
                                                                            ---------              ---------
                                                                               31,057                 22,548
                                                                            ---------              ---------
       Investments carried as "available for sale", at cost                         0                  4,979
                                                                            ---------              ---------

       Other investments, at cost                                                   0                  5,000
                                                                            ---------              ---------
                                                                               31,057                 32,527
                                                                            ---------              ---------
                                                                            $ 294,577              $ 307,718
                                                                            =========              =========




INVESTMENTS IN DOMESTIC WIRELESS ENTITIES

     In September, 1998, the Company sold for approximately $177 million in cash its Pensacola, FL MSA and its Fort Walton Beach, FL RSA markets (the "Florida Markets") as well as various minority interests in regional cellular licenses. The purchaser required the Company to place $8.6 million of the purchase price into an escrow fund for one year. These escrowed funds are to be held for certain purchase price adjustments, if any, that may be identified by the purchaser and agreed to by the Company. Currently, management does not anticipate such adjustments to the purchase price, if any, to be material.

     In August, 1998 the Company sold its 50% investment in a joint venture known as Eastern North Carolina Cellular Joint Venture ("ENCCJV"), for $30 million in cash. The underlying net assets of the joint venture consisted principally of its investment in the FCC licenses in the Wilmington, NC and Jacksonville, NC MSA cellular markets. The Company recognized a third quarter net gain of $147.9 million on the above two transactions.

     In June, 1998, the Company sold for approximately $162 million in cash its Myrtle Beach, SC RSA market and related operations, and recognized a $117 million gain on this sale in the second quarter of 1998. The purchaser required the Company to place $8.0 million of the purchase price into an escrow fund for one year. These escrowed funds are to be held for certain purchase price adjustments, if any, that may be identified by the purchaser and agreed to by the Company. Currently, management does not anticipate such adjustments to the purchase price, if any, to be material.

     In July, 1998, the Company purchased NationPage, a leading regional paging provider in Pennsylvania and New York, for approximately $28.5 million in cash.

     In the first quarter of 1998, the Company participated in the Federal Communications Commission's ("FCC") Local Multipoint Distribution Service ("LMDS") auction, which concluded on March 25, 1998. The Company was the high bidder for 22 LMDS Basic Trading Area ("BTA") licenses, with an aggregate bid of $8.9 million. The majority of these licenses are in the same markets as the Company's existing cellular operations. As of March 31, 1998, the Company had $5.3 million on deposit with the FCC. In June 1998, the licenses were issued and the Company completed payment of the $8.9 million to the FCC. LMDS frequencies may be used for a variety of technologies, including traditional wireless telephony, competitive local exchange service, and broadband data transmissions including Internet, video and others.

NONCELLULAR INVESTMENTS

INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND FOREIGN INVESTMENTS

     At September 30, 1998, the Company owned approximately 29% of the outstanding stock of International Wireless Communications Holdings, Inc. ("IWCH") and has invested an aggregate of $26.4 million. IWCH is a development stage company specializing in securing, building and operating wireless businesses, primarily in Asia and Latin America. International Wireless Communications Holdings, Inc., International Wireless Communications, Inc. Radio Movil Digital Americas, Inc., International Wireless Communications Latin America Holdings, Ltd. and Pakistan Wireless Holdings Limited (collectively, "IWC") filed separate petitions for relief under chapter 11 of the United States Bankruptcy Code on September 3, 1998. Pursuant to Bankruptcy Court approval on October 28, 1998, the Company has provided IWC with post-petition debtor in possession financing in the amount of $4.6 million on a senior secured and administrative priority basis (the "Financing"). The Financing will mature upon the earlier of (i) October 20, 1999, (ii) the date of declaration of events of default by the Company (as described in the Financing documents) and (iii) the effective date of an order of the Bankruptcy Court confirming a plan or reorganization for any of the above-referenced debtors. At IWC's option, the Financing, along with interest and fees earned under the Financing, may be converted into equity of the reorganized debtors under a plan of reorganization. The Financing was fully funded by the Company in November, 1998. The Company has also entered into an Interim Operating Agreement with IWC ("Interim Operating Agreement") which provides, among other things, that IWC is granted authority to exercise day-to-day control over the Company's investment in Pakistan Mobile Communications (Pvt) Ltd. ("PMCL") during the course of the Chapter 11 cases and the Company is granted authority to exercise day-to-day control over IWC's interests in Star Digitel Limited ("SDL") during the course of the Chapter 11 cases. The Bankruptcy Court approved the Interim Operating Agreement at a hearing on October 28, 1998.

     During the third quarter of 1998 the Company funded a $1.8 million capital call of SDL, a Hong Kong company whose principal business activities relate to the provision and development of wireless telecommunications services in the People's Republic of China. The July 2, 1998 capital call reflected the Company's shareholding of approximately 9% of the shares of SDL. On September 11, 1998 the Company provided a $4.6 million shareholder loan to SDL. On September 22, 1998, the Company amended and restated a guarantee previously issued to The Toronto-Dominion Bank and guaranteeing repayment of $490,000 of the principal amount of certain SDL debt to that bank, to, among other things, increase the amount of principal for which repayment was guaranteed from $490,000 to $2.8 million.

     During the third quarter of 1998 the Company caused certain letters of credit to be issued in favor of ABN AMRO Bank N.V. and Motorola, Inc. as security for certain obligations owed to those letter of credit beneficiaries by PMCL, a Pakistan company that owns and operates a nationwide cellular license in Pakistan. The Company's total obligations under the letter of credits are $3.1 million. Vanguard Pakistan Inc., an indirect subsidiary of the Company, has also entered into a Contribution and Indemnity Agreement with other shareholders of PMCL. Under that agreement, Vanguard Pakistan, Inc. agreed to pay a percentage, equal to its percentage shareholding in PMCL, of no more than 25% of certain increased costs that may be incurred by one of the letter of credit beneficiaries. Vanguard Pakistan, Inc. holds an approximate 8% shareholding interest in PMCL. The Company's maximum potential liability under the Contribution and Indemnity Agreement is approximately $418,000. Additionally, upon approval of the plan of reorganization for IWC by the Bankruptcy Court, the Company will cause to be issued approximately $7.4 million in letters of credit to the same beneficiaries noted above.

INTER*ACT SYSTEMS, INCORPORATED.

     As of September 30, 1998, the Company had invested $10.0 million in Inter*Act Systems, Inc. ("Inter*Act") common stock and $8.0 million in preferred stock for an ownership interest of approximately 24%. Inter*Act is a development stage company that provides consumer product manufacturers and retailers (currently supermarkets) the ability to offer targeted promotions to retail customers at the point of entry of a retail outlet through an interactive multi-media system utilizing ATM-like terminals.

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

     Inter*Act has incurred net losses since its inception. The net losses are expected to grow significantly in future years as Inter*Act accelerates the rollout of its systems in retail supermarkets. The Company records its proportionate share of these losses under the equity method of accounting. As of June 30, 1998, the Company's total investment in Inter*Act was reduced to zero through the recognition of equity method losses. As a result, the Company suspended the recognition of losses attributable to Inter*Act until such time that equity method income became available to offset the Company's share of Inter*Act's future losses or the Company made further investments in Inter*Act. In the third quarter of 1998, the Company invested an additional $8.0 million in Inter*Act. Accordingly, during the third quarter of 1998 the

Company recognized $4.2 million in equity method losses and will recognize the balance of the additional $8.0 million investment as appropriate under the equity method of accounting.

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

     During 1997, the Geotek common stock price, as quoted on the NASDAQ National Market System, declined from $7.13 per share at December 31, 1996 to $1.53 per share at December 31, 1997. Based on Geotek's historical performance, including the significant decline in the market value of Geotek's common stock, the Company's management made the determination that the decline in Geotek's common stock price during 1997 was other than temporary and, accordingly, recognized an impairment loss of $32.7 million in the fourth quarter of 1997 to adjust the Company's investment in Geotek common stock to its market value at December 31, 1997. On June 29, 1998, Geotek announced the filing of voluntary petitions seeking protection under Chapter 11 of the Bankruptcy Code. Accordingly, the Company recognized an impairment loss of approximately $10.0 million in the second quarter to reduce its entire investment in Geotek to zero. Geotek's common stock price as of June 30, 1998 was $0.16 per share, and Geotek was delisted from NASDAQ with the close of business on that date.

FINANCIAL INFORMATION OF EQUITY METHOD INVESTEES

     Combined financial position and operating results of the Company's equity method investees, ENCCJV, IWC, and Inter*Act, for the first nine months of 1998 and 1997 are as follows (in thousands):

                                                     1998              1997
                                                  --------------   -----------

     Revenues. ..................................$    44,120      $   15,181
     Gross profit ...............................     18,161           5.090
     Loss from operations. ......................   (124,741)        (71,506)
     Net loss. ..................................   (171,526)        (94,210)

NOTE 4 -- LONG-TERM FINANCING ARRANGEMENTS

      In February 1998, the Company completed the closing of an amendment to the 1994 Credit Facility, increasing the facility to $1.0 billion pursuant to the Third Amended and Restated Facility A Loan Agreement ("Facility A Loan") and the Facility B Loan Agreement ("Facility B Loan") (collectively, the "1998 Loan Agreements"), with various lenders led by The Bank of New York, The Toronto-Dominion Bank, and NationsBank of Texas, N.A. In addition, the Company has $200 million of Senior Debentures due 2006. The credit facility is senior to the Senior Debentures through the use of structured subordination whereby Vanguard Cellular Systems, Inc. ("Vanguard") is the borrower on the Senior Debentures and Vanguard Cellular Financial Corp. ("VCFC"), Vanguard's only direct subsidiary, is the primary obligor on the credit facility.

     Long-term debt consists of the following as of September 30, 1998 and December 31, 1997 (in thousands):


                                                                  September 30,      December 31,
                                                                      1998               1997
                                                                ----------------  -----------------
     Debt of VCFC:
       Borrowings under the 1998 Loan Agreements:
         Facility A Loan ....................................... $   333,000   $         --
         Facility B Loan........................................       --                --
       Borrowings under the 1994 Credit Facility:
          Term Loan ............................................       --               325,000
          Revolving Loan .......................................       --               244,000
       Other Long-Term Debt ....................................       --                   130
                                                                  -----------      ------------
                                                                   $ 333,000         $  569,130
     Debt of Vanguard:
       9 3/8% Senior Debentures due 2006, net of unamortized
         discount of  $149 and $163 ............................     199,851            199,837
                                                                    ----------     ------------
                                                                   $ 532,851         $  768,967
                                                                    ===========    ============


CREDIT FACILITY OF VCFC

     The Facility A and Facility B Loans are available to provide the Company with additional financial and operating flexibility and enable it to pursue business opportunities that may arise in the future. The Facility A Loan consists of a $750 million senior secured reducing revolving credit facility which allows for the issuance of up to $25 million of standby letters of credit. The Facility B Loan consists of a $250 million 364-day revolving credit facility which may be extended for an additional 364-day period upon the approval of the lenders or converted to a term loan according to the terms and subject to certain conditions of the Facility B Loan. On June 30, 1998, the Company permanently reduced funds available for borrowing under its Facility A Loan by paying down debt with $150 million of the proceeds from the sale of its Myrtle Beach, SC RSA market. The Company further reduced debt, although not permanently, with $165 million of the proceeds from the sale of its Florida Markets.

     Borrowings under the 1998 Loan Agreements bear interest at a rate equal to the Company's choice of the Prime Rate or Eurodollar Rate plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. The ranges for this applicable margin are 0.0% to 0.25% for the Prime Rate and 0.5% to 1.5% for the Eurodollar Rate. Based on the leverage ratio, computed as the ratio of Total Debt (as defined) to Adjusted Cash Flow (as defined), the Company's applicable margins on borrowings under the 1998 Loan Agreements are 0.0% and 0.75% per annum for the third quarter of 1998 for the Prime Rate and Eurodollar Rate, respectively. Upon the occurrence of an event of default as defined in the 1998 Loan Agreements, the applicable margin added to both the Eurodollar Rate and the Prime Rate becomes 2.0%.

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

SENIOR DEBENTURES

     On November 4, 1998 the Company commenced a cash tender offer and consent solicitation relating to its $200 million outstanding principal amount of 9-3/8% Senior Debentures (the "Debentures") due April 15, 2006 (the "Offer").

     The purchase price to be paid for each validly tendered Debenture will be based upon a fixed spread of 50 basis points (0.50%) over the yield on the 6-3/8% U.S. Treasury Note due March 31, 2001, less an amount equal to the consent payment ($30.00 per $1,000 principal amount of the Debentures). The purchase price for the Debentures will be fixed on the second business day prior to the expiration date. The purchase price and consent payments for the Debentures will be paid with borrowings under the 1998 Loan Agreements.

     In conjunction with the Offer, consents to certain proposed amendments to the Indenture governing the Debentures are being solicited. These amendments would eliminate substantially all of the restrictive covenants and would amend certain other provisions contained in the Indenture governing the Debentures. Adoption of the proposed amendments requires the consent of holders of at least a majority in aggregate principal amount of the outstanding Debentures.

A valid tender of Debentures will require a consent to the proposed amendments with respect to the related Debentures, and a valid consent will require a valid tender of the related Debentures.

     Holders who tender their Debentures prior to the consent deadline and whose Debentures are accepted for payment will receive the purchase price referred to above, plus a consent payment of $30.00 per $1,000 principal amount of Debentures. The consent deadline is November 18, 1998, unless extended and the Offer expires on December 3, 1998, unless extended.

INTEREST RATE PROTECTION AGREEMENTS

     The Company maintains interest rate swaps and interest rate caps which provide protection against interest rate risk. At September 30, 1998 the Company had interest rate cap agreements in place covering a notional amount of $300 million. The interest rate cap agreements provide protection to the extent that LIBOR exceeds the strike level through the expiration date as follows (in thousands):

         ----------------------------------------------------------
          Strike Level      Notional Amount        Expiration Date
         ----------------------------------------------------------
             7.5%          $      50,000           February, 1999
             7.5                  50,000           February, 1999
             8.0                  25,000             August, 1999
             8.5                 100,000           November, 2002
             7.5                  75,000           November, 2002
                            ------------
                           $     300,000
                            ============

     The total cost of the interest rate cap agreements in place at September 30, 1998 of $1.2 million has been recorded in other assets in the accompanying consolidated balance sheet and is being amortized over the lives of the agreements as a component of interest expense.

     Additionally, at September 30, 1998 the Company maintained interest rate swap agreements that fix the LIBOR interest rate at 6.10% on a notional amount of $50 million through October 2002 and at 5.62% on a notional amount of $100 million through January 2003. Under these swap agreements, the Company benefits if LIBOR interest rates increase above the fixed rates and incurs additional interest expense if rates remain below the fixed rates. Any amounts received or paid under these agreements are reflected as interest expense over the period covered.

     On December 9, 1996, the Company entered into two 10-year reverse interest rate swaps with notional amounts totaling $75 million. The reverse swaps effectively convert $75 million of the Debentures into floating rate debt with interest payable at the six month LIBOR rate plus 3.1%. Simultaneous with this transaction, the Company purchased an interest rate cap that limits the total interest on the $75 million to 10% for the first three years should interest rates rise. The Company's average effective interest rate under these agreements during the third quarter of 1998 was 8.8%, or .58% below the coupon rate for the Debentures. Additionally, during the first quarter of 1997, the Company entered into two nine-year reverse interest rate swaps with notional amounts totaling $25 million. The reverse swaps effectively convert $25 million of the Debentures into floating rate debt with interest payable at the six-month LIBOR rate plus 2.61%. Simultaneously with this transaction, the Company purchased an interest rate cap that limits the total interest rate on the $25 million to 10% for the first three years of the nine-year agreement. The Company's average effective interest rate under those agreements during the third quarter of 1998 was 8.3%, which is 1.075% below the coupon rate for the Debentures.

     The effect of interest rate protection agreements on the operating results of the Company was to decrease interest expense by $20,000 in the third quarter of 1998 and decrease interest expense by $7,000 in the same period last year. In the nine month periods ended September 30, 1998 and 1997, interest expense decreased $2,000 and $5,000, respectively.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Application of Statement 133 is required for fiscal years beginning after June 15, 1999, and may be implemented as early as fiscal quarters beginning June 16, 1998, but cannot be applied retroactively.

     The Company has not applied Statement 133 in the financial statements contained herein. The estimated fair value of interest rate cap and swap agreements presented below is based on quoted market prices as if the agreements were entered into on the measurement date (in thousands):

               SEPTEMBER 30, 1998                         DECEMBER 31, 1997
     --------------------------------               ---------------------------
     Carrying          Estimated                 Carrying          Estimated
     Amount            Fair Value                Amount           Fair Value
     ------            -----------                ------           ----------
     $     902         $     1,954                $  1,464       $      (868)


NOTE 5 -- CAPITAL STOCK AND COMPREHENSIVE INCOME

     The Company's Board of Directors has authorized the repurchase of up to 7,500,000 shares of its Class A Common Stock from time to time in open market or other transactions. As of December 31, 1997, the Company had repurchased 3,065,000 shares of its Class A Common Stock at an average price of approximately $13.00 per share. During the six months ended June 30, 1998, the Company repurchased an additional 1,612,000 shares at an average price of approximately $17.70 per share. No shares were purchased in the third quarter of 1998.

     During the second quarter of 1998, the Company entered into a total return equity swap (the "Equity Swap") with a financial institution counterparty (the "Counterparty"). Pursuant to the swap the Company has the right to purchase from the Counterparty on or prior to June 30, 2000, shares of Vanguard Cellular Systems, Inc.'s Class A common stock ("Equity Swap Shares") at a price based upon the Counterparty purchase price for said shares at initiation of the Equity Swap. At each quarter end during the term of the Equity Swap, the Company is required to settle any decrease in the market value of the Equity Swap Shares below the Counterparty's cost with shares of Vanguard Cellular Systems, Inc.'s Class A stock, or with cash or a letter of credit in the amount of the decrease. In addition, the Company is required to pay the Counterparty a quarterly fee equal to a LIBOR-based rate on the Counterparty's adjusted cost to acquire the Equity Swap Shares. Due to the Company's ability to issue shares to settle periodic price fluctuations under the Equity Swap, the Company records all amounts received (paid) under this arrangement as increases (decreases) to equity.

     The purpose of the total return equity swap is to allow the Company to lock in the current price of Vanguard Stock in anticipation of, or in lieu of, a future buyback, without the necessity of a present cash outlay. As of September 30, 1998, the Counterparty had acquired 112,800 shares of Vanguard Cellular Systems, Inc. Class A Common Stock at an approximate cost of $2.1 million. Based on the closing stock price of $19 at September 30, 1998, the market value of the Equity Swap Shares was less than the Counterparty's cost of such shares by $2,600.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 on January 1, 1998. For the three months ended September 30 , 1998 and 1997, total comprehensive income (loss) of the Company was $89.7 million and ($2.8) million, respectively. For the nine months ended September 30, 1998 and 1997, total comprehensive income (loss) of the Company was $132.8 million and ($4.1) million, respectively. The differences between net income and total comprehensive income consist of the changes in net unrealized holding loss on the Company's investment in Geotek.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a summary of the Company's ownership interests in cellular markets in which the Company's ownership interests exceeded 20% at September 30, 1998 and 1997.

                                                                           SEPTEMBER 30,
                                                                           -------------
CELLULAR MARKETS                                                    1998                   1997
----------------                                                    ----                   ----
MID-ATLANTIC SUPERSYSTEM:
         Allentown, PA/NJ                                          100.0%                 100.0%
         Wilkes-Barre/Scranton, PA                                 100.0                  100.0
         Harrisburg, PA                                            100.0                  100.0
         Lancaster, PA                                             100.0                  100.0
         York, PA                                                  100.0                  100.0
         Reading, PA                                               100.0                  100.0
         Altoona, PA                                               100.0                  100.0
         State College, PA                                         100.0                  100.0
         Williamsport, PA                                          100.0                  100.0
         Union, PA (PA-8 RSA)                                      100.0                  100.0
         Chambersburg, PA (PA-10 East RSA)                         100.0                  100.0
         Lebanon, PA (PA-12 RSA)                                   100.0                  100.0
         Mifflin, PA (PA-11 RSA)                                   100.0                  100.0
         Wayne, PA (PA-5 RSA)                                      100.0                  100.0
         Binghamton, NY                                            100.0                  100.0
         Elmira, NY                                                100.0                  100.0

NEW ENGLAND METRO-CLUSTER:
         Portland, ME                                             100.0                   100.0
         Portsmouth, NH/ME                                        100.0                   100.0
         Bar Harbor, ME (ME-4 RSA)                                100.0                   100.0

FLORIDA METRO-CLUSTER:
         Pensacola, FL                                               --                   100.0
         Fort Walton Beach, FL                                       --                   100.0

WEST VIRGINIA METRO-CLUSTER:
         Huntington, WV/KY/OH                                     100.0                   100.0
         Charleston, WV                                           100.0                   100.0
         Mason, WV (WV-1 RSA)                                     100.0                   100.0
         Logan, WV (WV-6 RSA)                                     100.0                   100.0
         Parkersburg-Marietta, WV/OH                              100.0                   100.0
         Ross, OH (OH-9 RSA)                                      100.0                   100.0
         Perry, OH (OH-10 South RSA)                              100.0                   100.0

CAROLINAS METRO-CLUSTER:
         Myrtle Beach, SC (SC-5 RSA)                                 --                   100.0
         Wilmington, NC                                              --                    48.0
         Jacksonville, NC                                            --                    47.8


RESULTS OF OPERATIONS

     The following is a discussion and analysis of the historical financial condition and results of operations of the Company and factors affecting the Company's financial resources. This discussion should be read in conjunction with the Company's consolidated financial statements, including the notes thereto.

     THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     On September 30, 1998, the Company completed the sale of its Pensacola, FL MSA and Fort Walton Beach, FL RSA markets (the "Florida Markets") and recognized a gain on this sale in the third quarter of 1998. See "Liquidity and Capital Resources". Since these markets were owned and operated by the Company through the end of the third quarter of 1998, the results of operations presented below include the revenues, expenses, and subscribers generated by the Florida Markets. The Florida Markets' subscriber base at September 30, 1998 was approximately 55,000.

     On June 30, 1998, the Company completed the sale of its Myrtle Beach, SC RSA market. Operating results for the third quarter of 1997 contain revenues and expenses generated by the operation of this market; however, operating results for the third quarter of 1998 do not. Consequently, the comparison of the results of operations for the third quarters of 1997 and 1998 as presented is not a comparison of like operations. To provide a more meaningful comparison of operating results, additional analysis is presented below comparing the Company's operating results for third quarter of 1997 and 1998 excluding from both periods the revenues and expenses of the Myrtle Beach market ("Like Operations").

     Service revenue in the third quarter of 1998 rose 5% to $99.6 million from $94.7 million in the third quarter of 1997, and rose 13% in a comparison of Like Operations for the same periods. This increase was primarily the result of a 63,000 or 10% increase in the number of subscribers in majority-owned markets (15% for Like Operations) to approximately 678,000 at the end of the third quarter of 1998, as compared to approximately 615,000 in the same period in 1997. Penetration, computed as a percentage of the Company's subscribers to total POPs in majority owned cellular markets, increased to 9.2% in the third quarter of 1998 from 8.1% in the same period last year. The increase in subscribers is the result of the growing acceptance of cellular communications and the Company's efforts to capitalize on this increasing acceptance through an expanded sales and distribution network. Churn, the monthly rate of customer deactivations expressed as a percentage of the subscriber base, increased to 2.1% in the third quarter of 1998 from 1.9% in the third quarter of 1997.

     Service revenue attributable to the Company's own subscribers (local revenue) increased 2% during the third quarter of 1998 (7% for Like Operations) to $79.3 million as compared to $78.0 million in the third quarter of 1997. Average monthly local revenue per subscriber declined 9% to $40 in the third quarter of 1998 compared to $44 in the same period last year. This decline was primarily due to the continued pattern of increased incremental penetration into the segment of consumers who generally use their cellular phones less frequently. Service revenue generated by nonsubscribers roaming into the Company's markets increased 22% to $20.3 million in the third quarter of 1998 (42% for Like Operations) as compared to $16.7 million in the prior year. This increase was the result of increased usage partially offset by continued reductions in daily access and usage rates. The reduced rates affect the Company as both a provider and a purchaser of roaming services. Local revenue combined with roaming revenue resulted in overall average monthly revenue per subscriber for the quarter of $46, a decline of 4% from $48 in the prior year period.

     Cost of service as a percentage of service revenue decreased to 8% during the third quarter of 1998 from 10% in the 1997 period primarily as the result of a large increase in roaming revenue with little incremental associated costs. The Company expects cost of service as a percentage of service revenue to remain in the 8% to 10% range.

     General and administrative expenses increased 4% or $1.1 million during the third quarter of 1998 (11% for Like Operations) as compared to the same period in 1997, primarily as a result of increased costs associated with higher levels of staffing in the customer operations and technical service areas, and from increased bad debt expense associated with the larger subscriber base. General and administrative expense as a percentage of service revenue remained constant at 28% in the third quarter of both periods and is expected to remain stable.

     Marketing and selling expenses increased 7% to $19.7 million during the third quarter of 1998 (12% for Like Operations), compared to $18.4 million in the same period in 1997, primarily as a result of increased compensation expense. Marketing and selling expense as a percentage of service revenue increased from 19% in the third quarter of 1997 to 20% in the third quarter of 1998. During the third quarter of 1998, marketing and selling expenses including the net loss on cellular equipment ("Combined Marketing and Selling Expenses") increased to $23.6 million from $22.2 million in the third quarter of 1997. Combined Marketing and Selling Expenses per gross subscriber addition increased to $375 in the third quarter of 1998 from $321 in the same period last year.

     Depreciation and amortization expense increased $3.8 million or 21% during the third quarter of 1998 as compared to the same period in 1997. Contributing to this increase is the Company's decision to change the depreciable lives of its rental phone assets from 3 years to 1.5 years, which better reflects the useful life of this equipment. In the third quarter of 1998, this change increased depreciation expense by approximately $2.2 million. Property and equipment placed in service since October 1, 1997 of approximately $98.4 million also contributed to this increase.

     Interest expense decreased $1.3 million or 9% during the third quarter of 1998. This decrease primarily resulted from a decrease in average borrowings of approximately $55.6 million, and, to a lesser extent, a decrease in the interest rates charged.

     Net losses from unconsolidated investments increased by $1.0 million. The increase resulted primarily from continued losses incurred by Inter*Act Systems, Incorporated ("Inter*Act"). See "Liquidity and Capital Resources."

     During the third quarter of 1998, the Company recorded income tax expense of $60.5 million related to the pre-tax net income of $150.2 million generated in the quarter. This expense is primarily the result of the generation of taxable income on the sale of the Florida Markets and the Eastern North Carolina Cellular Joint Venture ("ENCCJV") during the third quarter of 1998.

     In the third quarter of 1998, the Company reported net income of $89.7 million or $2.44 per share as compared to net income of $1.1 million or $0.03 per share in the third quarter of 1997. This $88.6 million increase in net income is primarily attributable to the gain on the sale of the Florida Markets and ENCCJV offset by income tax expense, and increased equity method losses as discussed above.

     NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     On September 30, 1998, the Company completed the sale of its Florida Markets and recognized a gain on this sale in the third quarter of 1998. See "Liquidity and Capital Resources". Since these markets were owned and operated by the Company through the end of the third quarter of 1998, the results of operations presented below include the revenues, expenses, and subscribers generated by the Florida Markets. The Florida Markets' subscriber base at September 30, 1998 was approximately 55,000.

     On June 30, 1998, the Company completed the sale of its Myrtle Beach, SC RSA market. Operating results for the first nine months of 1997 contain revenues and expenses generated by the operation of this market; however, operating results for the first nine months of 1998 contain only six months of Myrtle Beach operations. Consequently, the comparison of the results of operations for the nine months ending September 30, 1997 and 1998 as presented is not a comparison of like operations. To provide a more meaningful comparison of operating results, additional analysis is presented below comparing the Company's operating results for nine months ending September 30, 1997 and 1998 excluding from both periods the revenues and expenses of the Myrtle Beach market ("Like Operations").

     Service revenue in the first nine months of 1998 rose 13% to $291.0 million from $258.2 million in the first nine months of 1997, and rose 15% in a comparison of Like Operations for the same periods. This increase was primarily the result of a 10% increase in the number of subscribers served in the 1998 period (15% for Like Operations). Local revenue increased 11% during the first nine months of 1998 (13% for Like Operations) to $242.1 million as compared to $218.4 million in the same period last year. Average monthly local revenue per subscriber declined 7% to $40 in the first nine months of 1998 compared to $43 in the same period last year. Average monthly revenue per subscriber for the first nine months of 1998 declined 4% to $44 from $46 in the prior year period.

     Cost of service as a percentage of service revenue decreased to 8% in the first nine months of 1998 from 10% in the 1997 period.

     General and administrative expenses increased 12% or 8.8 million during the first nine months of 1998 (14% for Like Operations) as compared to the same period in 1997, but remained constant as a percentage of service revenue at 29% in both periods.

     Marketing and selling expenses increased 10% to $58.1 million during the first nine months of 1998 (also 10% for Like Operations), compared to $53.0 million in the same period in 1997, primarily as a result of increased advertising expense associated with the rollout of the digital product in a significant portion of markets. As a percentage of service revenue, these expenses increased slightly from 19% in the 1997 period to 20% in the 1998 period. During the 1998 period, Combined Marketing and Selling Expenses increased to $67.5 million from $64.7 million in 1997. Combined Marketing and Selling Expenses per gross subscriber addition increased to $364 in the 1998 period from $329 in the same period last year.

     Depreciation and amortization expense increased $13.7 million or 26% during the first nine months of 1998 as compared to the same period in 1997. Property and equipment placed in service since October 1, 1997 of approximately $98.4 million accounted for more than half of this increase. Also contributing to the increase is the Company's decision to change the depreciable lives of its rental phone assets as discussed above. This change increased depreciation expense in the first nine months of 1998 by approximately $6.5 million, and is expected to increase depreciation expense in the fourth quarter of 1998 by approximately $2.2 million.

     Interest expense increased $3.9 million or 9.3% during the first nine months of 1998. Substantially all of this increase resulted from an increase in average borrowings of approximately $65.8 million.

     On June 29, 1998, Geotek announced the filing of voluntary petitions seeking protection under Chapter 11 of the Bankruptcy Code. Accordingly, the Company recognized an impairment loss of approximately $10.0 million in the 1998 period to reduce its investment in Geotek to zero. See "Liquidity and Capital Resources".

     Net losses from unconsolidated investments increased by $14.7 million for the first nine months of 1998. The increase resulted primarily from an additional $10.0 million equity investment the Company made in IWC in the first quarter of 1998, and from an additional $8.0 million invested in Inter*Act in the third quarter of 1998. The Company continues to recognize its share of the income and losses of its equity method investees. See "Liquidity and Capital Resources."

     For the nine months ended September 30, 1998, the Company recorded income tax expense of $101.9 million as a result of generating pre-tax net income of $232.1 million. This represents income taxes associated with the generation of taxable income on the sale of the Florida Markets and ENCCJV during the third quarter of 1998 and the sale of the Myrtle Beach market during the second quarter of 1998, offset by an income tax benefit of $4.1 million recorded on the Company's first quarter pre-tax loss of $24.8 million.

     In the first nine months of 1998, the Company reported net income before extraordinary item of $136.8 million or $3.67 per share as compared to net income of $ 1.4 million or $0.03 per share in the 1997 period. This $135.4 million increase in net income before extraordinary item is primarily attributable to the gain on the sale of the Florida and Myrtle Beach Markets and the ENCCJV offset by related income tax expense, and increases in losses from unconsolidated investments, depreciation expense and interest expense.

     LIQUIDITY AND CAPITAL RESOURCES

     As of October 2, 1998, the Company entered into a definitive merger agreement with AT&T Corp. ("AT&T"). Under the terms of the agreement, the Company will be merged into a wholly owned subsidiary of AT&T and each of the Company's outstanding shares of Class A Common Stock, par value $.01 per share (other than dissenting shares), will, at each shareholder's option, be converted into the right to receive either $23.00 cash or 0.3987 of a share of AT&T common stock, subject to the limitation that the overall consideration for such shares will consist of 50% cash and 50% AT&T common stock.

     The Company's Board of Directors and the Board of Directors of AT&T have approved the transaction. The transaction is subject to the approval of the Company's shareholders and the Federal Communications Commission, to compliance with the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and to certain other conditions.

     The agreement contains certain restrictions on the conduct of the Company's business prior to the consummation of the merger. Pursuant to the agreement, the Company has agreed for the period prior to the merger to operate its business in the ordinary course, to refrain from taking various corporate actions without the consent of AT&T, and not to solicit or enter into negotiations or agreements relating to a competing business.

     Reference is made to the copy of the merger agreement filed with the SEC as
Exhibit 2(a) to the Company's Report on Form 8-K dated October 2, 1998.

     The Company requires capital to acquire, construct, operate and expand its cellular systems. Although the initial buildout of its cellular systems is complete, the Company will continue to construct additional cell sites and purchase cellular equipment to increase capacity as subscribers are added and usage increases, to expand geographic coverage, to provide for increased portable usage and to upgrade its cellular system for digital conversion and the implementation of new services. During the nine months ended September 30, 1998 the Company incurred approximately $69.2 million in capital expenditures as compared to $98.1 million in the same period last year.

     The specific capital requirements of the Company will depend primarily on the timing of its property and equipment needs. EBITDA has been a growing source of internal funding in recent years, and although the Company anticipates that in 1999 EBITDA will be sufficient to cover property and equipment and debt service requirements, the Company does not expect EBITDA to grow sufficiently to meet both its property and equipment and debt service requirements during 1998. The Company used approximately $315 million of the cash proceeds from the sale of its Myrtle Beach and Florida markets to reduce its debt. For the immediate future, the Company will rely on borrowings under its existing credit facility to meet any liquidity needs.

     EBITDA does not represent and should not be considered as an alternative to net income or operating income as determined by generally accepted accounting principles. It should not be considered in isolation from other measures of performance according to such principles, including operating results and cash flows. EBITDA increased to $116.4 million in the first nine months of 1998 from $94.5 million in the 1997 period and net cash provided by operating activities as shown on the Statement of Cash Flows increased to $68.2 million in the first nine months of 1998 from $26.6 million in the 1997 period. Net cash provided by operating activities in the first nine months of 1998 reflects an $8.3 million increase in interest expense and a change in working capital items of $3.5 million. Investing activities provided net cash of $229.9 million in the first nine months of 1998 and used net cash of $130.8 million in the first nine months of 1997. Financing activities used net cash of $267.5 million and provided net cash of $96.5 million in the first nine months of 1998 and 1997, respectively.

     FINANCING AGREEMENTS. At December 31, 1997 the Company's long-term debt consisted primarily of a $675 million credit facility (the "Credit Facility") and $200 million of 9 3/8% Senior Debentures due 2006 (the "Debentures"). In February 1998, the Company completed the closing of an amendment to the Credit Facility, increasing the facility to $1.0 billion pursuant to the Third Amended and Restated Facility A Loan Agreement ("Facility A Loan") and the Facility B Loan Agreement ("Facility B Loan") (collectively, the "1998 Loan Agreements") with various lenders led by The Bank of New York, The Toronto-Dominion Bank, and NationsBank of Texas, N.A.

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

     Borrowings under the 1998 Loan Agreements bear interest at a rate equal to the Company's choice of the Prime Rate or Eurodollar Rate plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. The ranges for this applicable margin are 0.0% to 0.25% for the Prime Rate and 0.0% to 0.75% for the Eurodollar Rate. Based upon the leverage ratio at the end of the third quarter, the applicable margins for the fourth quarter of 1998 are 0.0% and 0.625% for the Prime Rate and Eurodollar Rate, respectively.

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

     On November 4, 1998 the Company commenced a cash tender offer and consent solicitation relating to its $200 million outstanding principal amount of 9-3/8% Senior Debentures due April 15, 2006 (the "Offer"). The purchase price to be paid for each validly tendered Debenture will be based upon a fixed spread of 50 basis points (0.50%) over the yield on the 6-3/8% U.S. Treasury Note due March 31, 2001, less an amount equal to the consent payment ($30.00 per $1,000 principal amount of the Debentures). The purchase price for the Debentures will be fixed on the second business day prior to the expiration date. The purchase price and the consent payments for the Debentures will be paid with borrowings under the 1998 Loan Agreements.

     In conjunction with the Offer, consents to certain proposed amendments to the Indenture governing the Debentures are being solicited. These amendments would eliminate substantially all of the restrictive covenants and would amend certain other provisions contained in the Indenture governing the Debentures. Adoption of the proposed amendments requires the consent of holders of at least a majority in aggregate principal amount of the outstanding Debentures. A valid tender of Debentures will require a consent to the proposed amendments with respect to the related Debentures, and a valid consent will require a valid tender of the related Debentures.

     Holders who tender their Debentures prior to the consent deadline and whose Debentures are accepted for payment will receive the purchase price referred to above, plus a consent payment of

$30.00 per $1,000 principal amount of Debentures. The consent deadline is November 18, 1998, unless extended and the Offer expires on December 3, 1998, unless extended.

     Among other restrictions, the 1998 Loan Agreements limit the payment of cash dividends, limit the use of borrowings and the creation of additional long-term indebtedness and require the maintenance of certain financial ratios. The provisions of the 1998 Loan Agreements were established in relation to the Company's projected capital needs, projected results of operations and cash flow. These provisions were generally designed to require continued improvement in the Company's operating performance such that EBITDA would be sufficient to continue servicing the debt as repayments are required. The Indenture for the Debentures contains limitations on, among other things, (i) the incurrence of additional indebtedness, (ii) the payment of dividends and other distributions with respect to the capital stock of the Company, (iii) the incurrence of certain liens, (iv) the ability of the Company to allow restrictions on distributions by subsidiaries, (v) asset sales, (vi) transactions with affiliates and (vii) certain consolidations, mergers and transfers of assets. On November 6, 1998, the 1998 Loan Agreements were modified to permit the Offer. The Company is in compliance with all requirements of the 1998 Loan Agreements and the Indenture.

     Borrowings under the 1998 Loan Agreements are secured by the stock of Vanguard Cellular Financial Corp. and Vanguard Cellular Operating Corp., direct or indirect wholly owned subsidiaries of the Company. The Debentures are unsecured obligations of the Company.

     INVESTMENTS IN WIRELESS ENTITIES

     In July, 1998, the Company purchased NationPage, a leading regional paging provider in Pennsylvania and New York, for approximately $28.5 million. The NationPage acquisition will minimize future paging service capacity constraints and was financed through borrowings under the 1998 Loan Agreements.

     In the first quarter of 1998, the Company participated in the FCC's Local Multipoint Distribution Service ("LMDS") auction, which concluded on March 25, 1998. The Company was the high bidder for 22 LMDS Basic Trading Area ("BTA") licenses, with an aggregate bid of $8.9 million. The majority of these licenses are in the same markets as the Company's existing cellular operations. As of March 31, 1998, the Company had $5.3 million on deposit with the FCC. In June 1998, the licenses were issued and the Company completed payment of the $8.9 million to the FCC. LMDS frequencies may be used for a variety of technologies, including traditional wireless telephony, competitive local exchange service, and broadband data transmissions including Internet, video and others.

     OTHER INVESTMENTS. At September 30, 1998, the Company owned approximately 29% of the outstanding stock of International Wireless Communications Holdings, Inc. ("IWCH") and has invested an aggregate of $26.4 million. IWCH is a development stage company specializing in securing, building and operating wireless businesses, primarily in Asia and Latin America.

International Wireless Communications Holdings, Inc., International Wireless Communications, Inc. Radio Movil Digital Americas, Inc., International Wireless Communications Latin America Holdings, Ltd. and Pakistan Wireless Holdings Limited (collectively, "IWC") filed separate petitions for relief under chapter 11 of the United States Bankruptcy Code on September 3, 1998. Pursuant to Bankruptcy Court approval on October 28, 1998, the Company has provided IWC with post-petition debtor in possession financing in the amount of $4.6 million on a senior secured and administrative priority basis (the "Financing"). The Financing will mature upon the earlier of (i) October 20, 1999, (ii) the date of declaration of events of default by the Company (as described in the Financing documents) and (iii) the effective date of an order of the Bankruptcy Court confirming a plan or reorganization for any of the above-referenced debtors. At IWC's option, the Financing, along with interest and fees earned under the Financing, may be converted into equity of the reorganized debtors under a plan of reorganization. The Financing was fully funded by the Company in November, 1998. The Company has also entered into an Interim Operating Agreement with IWC ("Interim Operating Agreement") which provides, among other things, that IWC is granted authority to exercise day-to-day control over the Company's investment in Pakistan Mobile Communications (Pvt) Ltd. ("PMCL") during the course of the Chapter 11 cases and the Company is granted authority to exercise day-to-day control over IWC's interests in Star Digitel Limited ("SDL") during the course of the Chapter 11 cases. The Bankruptcy Court approved the Interim Operating Agreement at a hearing on October 28, 1998.

     During the third quarter of 1998 the Company funded a $1.8 million capital call of SDL, a Hong Kong company whose principal business activities relate to the provision and development of wireless telecommunications services in the People's Republic of China. The July 2, 1998 capital call reflected the Company's shareholding of approximately 9% of the shares of SDL. On September 11, 1998 the Company provided a $4.6 million shareholder loan to SDL. On September 22, 1998, the Company amended and restated a guarantee previously issued to The Toronto-Dominion Bank and guaranteeing repayment of $490,000 of the principal amount of certain SDL debt to that bank, to, among other things, increase the amount of principal for which repayment was guaranteed from $490,000 to $2.8 million.

     During the third quarter of 1998 the Company caused certain letters of credit to be issued in favor of ABN AMRO Bank N.V. and Motorola, Inc. as security for certain obligations owed to those letter of credit beneficiaries by PMCL, a Pakistan company that owns and operates a nationwide cellular license in Pakistan. The Company's total obligations under the letter of credits are $3.1 million. Vanguard Pakistan Inc., an indirect subsidiary of the Company, has also entered into a Contribution and Indemnity Agreement with other shareholders of PMCL. Under that agreement, Vanguard Pakistan, Inc. agreed to pay a percentage, equal to its percentage shareholding in PMCL, of no more than 25% of certain increased costs that may be incurred by one of the letter of credit beneficiaries. Vanguard Pakistan, Inc. holds an approximate 8% shareholding interest in PMCL. The Company's maximum potential liability under the Contribution and Indemnity Agreement is approximately $418,000. Additionally, upon approval of the plan of reorganization for IWC by the Bankruptcy Court, the Company will cause to be issued approximately $7.4 million in letters of credit to the same beneficiaries noted above.

     As of September 30, 1998, the Company had invested $10.0 million in Inter*Act common stock and $8.0 million in preferred stock for an ownership interest of approximately 24%. Inter*Act is a development stage company that provides consumer product manufacturers and retailers (currently supermarkets) the ability to offer targeted promotions to retail customers at the point of entry of a retail outlet through an interactive multi-media system utilizing ATM-like terminals.

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

     Inter*Act has incurred net losses since its inception. The net losses are expected to grow significantly in future years as Inter*Act accelerates the rollout of its systems in retail supermarkets. The Company records its proportionate share of these losses under the equity method of accounting. The Company's equity and warrant investment was reduced to zero through the recognition of equity method losses during 1997. As of June 30, 1998, the Company's total investment in Inter*Act was reduced to zero through the recognition of equity method losses. As a result, the Company suspended the recognition of losses attributable to Inter*Act until such time that equity method income became available to offset the Company's share of Inter*Act's future losses or the Company made further investments in Inter*Act. In the third quarter of 1998, the Company invested an additional $8.0 million in Inter*Act. Accordingly, during the third quarter of 1998 the Company recognized $4.2 million in equity method losses and will recognize the balance of the additional $8.0 million investment as appropriate under the equity method of accounting.

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

     During 1997, the Geotek common stock price, as quoted on the NASDAQ National Market System, declined from $7.13 per share at December 31, 1996 to $1.53 per share at December 31, 1997. Based on Geotek's historical performance, including the significant decline in the market value of Geotek's common stock, the Company's management made the determination that the decline in Geotek's common stock price during 1997 was other than temporary and, accordingly, recognized an impairment loss of $32.7 million in the fourth quarter of 1997 to adjust the Company's investment in Geotek common stock to its market value at December 31, 1997. On June 29, 1998, Geotek announced the filing of voluntary petitions seeking protection under Chapter 11 of the Bankruptcy Code. Accordingly, the Company recognized an impairment loss of approximately $10.0 million in the second quarter to reduce its entire investment in Geotek to zero. Geotek's common stock price as of June 30, 1998 was $0.16 per share, and Geotek was delisted from NASDAQ with the close of business on that date.

     CAPITAL EXPENDITURES. As of September 30, 1998, the Company had $471.8 million of property and equipment in service. The Company historically has incurred capital expenditures primarily based upon capacity needs in its existing markets resulting from continued subscriber growth. To increase geographic coverage and provide for additional portable usage the Company intends to increase the number of sites and add additional capacity to existing sites as it has done over the past few years. During the fourth quarter of 1998, the Company will continue the expansion of its network. Capital expenditures for 1998 are estimated to be approximately $95 to $100 million and are expected to be funded primarily through internally generated funds and borrowing under the 1998 Loan Agreements. Approximately $75.0 million of those capital expenditures will be for cellular and paging network equipment, and the remainder will be primarily for rental telephones and computer equipment. During the nine months end September 30, 1998, the Company incurred approximately $69.2 million in capital expenditures.

     STOCK REPURCHASES. The Company's Board of Directors has authorized the repurchase of up to 7,500,000 shares of its Class A Common Stock from time to time in open market or other transactions. As of December 31, 1997, the Company had repurchased 3,065,000 shares of its Class A Common Stock at an average price of approximately $13.00 per share. During the six months ended June 30, 1998, the Company repurchased an additional 1,612,000 shares at an average price of approximately $17.70 per share. No shares were purchased in the third quarter of 1998.

     During the second quarter of 1998, the Company entered into a total return equity swap (the "Equity Swap") with a financial institution counterparty (the "Counterparty"). Pursuant to the swap the Company has the right to purchase from the Counterparty on or prior to June 30, 2000, shares of Vanguard Cellular Systems, Inc.'s Class A common stock ("Equity Swap Shares") at a price based upon the Counterparty purchase price for said shares at initiation of the Equity Swap. At each quarter end during the term of the Equity Swap, the Company is required to settle any decrease in the market value of the Equity Swap Shares below the Counterparty's cost with shares of Vanguard Cellular Systems, Inc.'s Class A stock, or with cash or a letter of credit in the amount of the decrease. In addition, the Company is required to pay the Counterparty a quarterly fee equal to a LIBOR-based rate on the Counterparty's adjusted cost to acquire the Equity Swap Shares. Due to the Company's ability to issue shares to settle periodic price fluctuations under the Equity Swap, the Company records all amounts received (paid) under this arrangement as increases (decreases) to equity.

     The purpose of the total return equity swap is to allow the Company to lock in the current price of Vanguard Stock in anticipation of, or in lieu of, a future buyback, without the necessity of a present cash outlay. As of September 30, 1998, the Counterparty had acquired 112,800 shares of Vanguard Cellular Systems, Inc. Class A Common Stock at an approximate cost of $2.1 million. Based on the closing stock price of $19 at September 30, 1998, the market value of the Equity Swap Shares was less than the Counterparty's cost of such shares by $2,600.

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

     During the fourth quarter of 1997, based on anticipated transactions which would generate significant gains in 1998, the Company recognized approximately $30 million of deferred income tax assets. These transactions, the sale of the Company's Myrtle Beach RSA, the sale of the ENCCJV and the sale of the Company's Western Florida markets, were consummated during 1998 generating proceeds to the Company of $369 million and utilizing significant net operating loss carryforwards. As a result of these transactions, the Company reversed an additional $31.4 million of valuation allowances during 1998. This reversal increased shareholders' equity as the related assets were originally generated by additional income tax deductions arising from restricted stock bonuses, stock options and stock purchase warrants. As of September 30, 1998, the Company had recorded a net deferred income tax asset of $21 million. A valuation allowance of $8.1 million remains on certain deferred income tax assets due to uncertainties as to when and whether these assets will be realized in the future.

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

     In May of 1997, the Company created a cross-functional team to examine the Year 2000 issue, create a plan to make the Company compliant and to oversee the process of becoming compliant. The plan created by this team is in process and is scheduled for completion well before December 31, 1999. This plan takes information technology and embedded technology into consideration and also emphasizes relationships with significant third-parties.

     The Company has focused on two critical systems, its' cellular network and internally developed billing system. The cellular network is provided by one vendor who has worked closely with the Company for many years. The Company is closely monitoring the work of the vendor in its process of providing and testing a Year 2000 compliant product. The bulk of the work in becoming Year 2000 compliant is related to making the internally developed billing system compliant. Both critical systems are scheduled to be compliant before December 31, 1998. The plan also includes less critical systems, such as, the Company's data center, internal voice and data networks, and business operations systems.

     The Company has completed the awareness, assessment and solution design phases and is currently in the remediation phase of the project. Once remediation is completed the only phase remaining is testing and validation. The Company estimates that the plan is 68% complete.

     The Company has incurred costs of approximately $644,000 and estimates an additional cost of $279,000 for a total project cost of $923,000. Based on these figures the Company has incurred approximately 70% of its Year 2000 costs.

     The costs incurred to date are approximately 3% of the Company's Information Technology ("IT") 1998 budget and the estimated total Year 2000 costs to be incurred this year is approximately 4% of the IT budget. These figures do not address the opportunity costs incurred by taking these resources away from other projects. The Company's IT Department's general policy is to only accept projects where the cost of implementation is less than the return on investment. The return on investment could be anywhere from 2% to 10% depending on the project. The Company estimates that the cost of lost opportunity due to resources allocated to the Year 2000 project is between $1.5 million and $3.0 million.

     In the event that the cellular network fails to perform as intended because of a Year 2000 issue, even though the Year 2000 compliance plan has been executed, the Company's estimate of the worst case scenario is that certain types of calls may not be completed and certain types of services may not function properly. These calls and services would be related to either a Vanguard customer roaming in another company's market or a non-Vanguard customer roaming in a Vanguard market. A Vanguard customer making a local call in a Vanguard market would not fit this scenario and would likely have no problem making a call.

     If the internally developed billing system, as well as, any other internal system does not work as intended due to the Year 2000 issue after the plan has been executed, the worst case scenario is likely to be a minor loss of functionality. The major subsystems in the billing system will be tested extensively and it is more likely that a minor subsystem or report may have a problem. In the same way, due to our verification processes, it is unlikely that a critical application will have a problem and more likely that a minor application will have an issue.

     In the event that a Year 2000 problem does occur, the Company has manual procedures that will allow it to continue operations until the problem can be resolved. The Company will have a process for addressing any issues that arise and the resources on hand to resolve problems in a timely manner.

INFLATION

     The Company believes that inflation affects its business no more than it generally affects other similar businesses.

     "SAFE HARBOR" STATEMENT UNDER SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

     Except for the historical information presented, the matters disclosed in this report, including the discussion of the Company's Year 2000 compliance program, contain forward-looking statements. These statements represent the Company's judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (i) the substantial leverage of the Company which may adversely affect the Company's ability to finance its future operations, to compete effectively against better capitalized competitors and to withstand downturns in its business or the economy generally; (ii) a change in economic conditions in the markets served by the Company which could effect demand for cellular services; (iii) greater than anticipated competition from PCS and ESMR companies that provide services and features in addition to those currently provided by cellular companies, and the risk that the Company will not be able to provide such services and features or that it will not be able to do so on a timely or profitable basis; (iv) technological developments that make the Company's existing analog networks and planned digital networks uncompetitive or obsolete such as the risk that the Company's choice of Time Division Multiple Access ("TDMA") as its digital technology leaves it at a competitive disadvantage if other digital technologies, including Code Division Multiple Access ("CDMA"), ultimately provide substantial advantages over TDMA or analog technology and competitive pressures force the Company to implement CDMA or another digital technology at substantially increased cost; (v) higher than anticipated costs due to unauthorized use of its networks and the development and implementation of measures to curtail such fraudulent use; (vi) necessary technological changes (including changes to address Year 2000 remediation efforts) may be more difficult or expensive to make than expected; (vii) greater than anticipated losses attributable to its equity interests in other companies, (viii) general economic or business conditions may be less favorable than expected, resulting in, among other things, lower than expected revenues; (ix) legislative or regulatory changes may adversely affect the businesses in which the Company is engaged; (x) the rate of customer bankruptcies and other defaults may increase.

                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits to this Form 10-Q are listed in the accompanying Index to Exhibits.

(b) On November 9, 1998, the Registrant filed a Current Report on Form 8-K dated November 4, 1998. The Form 8-K reported the Registrant's cash tender offer for its $200 million outstanding principal amount 9-3/8% Senior Debentures due April 15, 2006, and filed Amendment No. 1 to the Agreement and Plan of Merger dated as of October 2, 1998 among AT&T Corp., Winston, Inc. and Vanguard Cellular Systems, Inc.

(c) On October 15, 1998, the Registrant filed a Current Report on Form 8-K dated September 30, 1998. The Form 8-K reported the closing of the sale of its Pensacola, FL MSA and Fort Walton Beach, FL RSA markets pursuant to an Asset Purchase Agreement dated May 22, 1998.

(d) On October 13, 1998, the Registrant filed a Current Report on Form 8-K dated October 2, 1998. The Form 8-K reported the signing of a definitive merger agreement with AT&T Corp., and filed related exhibits.

(e) On July 13, 1998, the Registrant filed a Current Report on Form 8-K, dated June 30, 1998. The Form 8-K reported the closing of the sale of its Myrtle Beach, SC RSA market pursuant to an Asset Purchase Agreement dated March 10, 1998, and filed related exhibits.

                                   SIGNATURES




       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  VANGUARD CELLULAR SYSTEMS, INC.


Date:         November 16, 1998                   By:    /s/             Stephen R.  Leeolou
                                                       -----------------------------------------------
                                                                          Stephen R.  Leeolou
                                                                               President
                                                                                  and
                                                                         Chief Executive Officer


Date:         November 16, 1998                   By:    /s/           Stephen L.  Holcombe
                                                       -------------------------------------------
                                                                      Stephen L. Holcombe
                                                                    Executive Vice President
                                                                             and
                                                                      Chief Financial Officer
                                                                    (principal accounting and
                                                                   principal financial officer)

                          INDEX TO EXHIBITS

EXHIBIT NO.       DESCRIPTION


*2(a) Asset Purchase Agreement dated March 10, 1998 by and between Triton PCS, Inc. and Vanguard Cellular Systems of South Carolina, Inc., filed as Exhibit 2(a) to the Registrant's Form 8K dated June 30, 1998.

 *2(b) Asset Purchase Agreement dated May 22, 1998 by and among Wireless One Network, L.P., Western Florida Cellular Telephone Corp., and Vanguard Cellular Financial Corp., filed as Exhibit 2(b) to the Registrant's Form 10-Q dated June 30, 1998.

*2(c) Agreement and Plan of Merger dated as of October 2, 1998 among AT&T Corp., Winston, Inc. and Vanguard Cellular Systems, Inc., filed as Exhibit 2(a) to the Registrant's Form 8K dated October 2, 1998.

*2(d) Amendment No. 1 to the Agreement and Plan of Merger dated as of October 2, 1998 among AT&T Corp., Winston, Inc. and Vanguard Cellular Systems, Inc., filed as Exhibit 2(a) to the Registrant's Form 8-K dated November 4, 1998.

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

4(b)(14) First Amendment to Third Amended and Restated Facility A Loan Agreement dated as of November 6, 1998 between Vanguard Cellular Financial Corp. and various lenders led by The Bank of New York, and The Toronto-Dominion Bank, and NationsBank, N.A. as agents.

4(b)(15) First Amendment to Facility B Loan Agreement dated as of November 6, 1998 between Vanguard Cellular Financial Corp. and various lenders led by The Bank of New York, and The Toronto-Dominion Bank, and NationsBank, N.A. as agents.

*4(c)(1) Indenture dated as of April 1, 1996 between Registrant and The Bank of New York as Trustee, filed as Exhibit 4(e)(1) to the Registrant's Form 10-Q/A dated March 31, 1996.

*4(c)(2) First Supplemental Indenture, dated as of April 1, 1996 between Registrant and The Bank of New York as Trustee, filed as Exhibit 4(e)(2) to the Registrant's Form 10-Q/A dated March 31, 1996.

10(a)(1) Amendment To Employment Agreement dated September 21, 1998 by and between the Registrant and Haynes G. Griffin.

10(a)(2) Amendment To Employment Agreement dated September 21, 1998 by and between the Registrant and Stephen R. Leeolou.

10(a)(3) Amendment To Employment Agreement dated September 21, 1998 by and between the Registrant and L. Richardson Preyer, Jr.

10(a)(4) Form of First Amendment To Executive Officer Long-Term Incentive Compensation Plan dated as of July 22, 1998 between the Registrant and Haynes

                  G. Griffin, Stuart S. Richardson, Stephen R. Leeolou, and L. Richardson Preyer, Jr.

10(a)(5) Form of Tax Reimbursement Agreement dated as of July 22, 1998 by and between the Registrant and Haynes G. Griffin, Stuart S. Richardson, Stephen R. Leeolou, L. Richardson Preyer, Jr., and Stephen L. Holcombe.

11 Calculation of fully diluted earnings per share for the three months and nine months ended September 30, 1998 and 1997.

27                Financial Data Schedule.

-------------

*        Incorporated by reference to the statement or report indicated.