Form 10-K/A
period 1997-12-31
VANGUARD CELLULAR SYSTEMS INC
filed 1999-03-23
CIK 771178

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------------
                                   FORM 10-K/A
                                (Amendment No. 3)

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 1997

                                       or
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    --------------------
Commission file number 0-16560
                         VANGUARD CELLULAR SYSTEMS, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

        North Carolina                                                     56-1549590

      (STATE OR OTHER JURISDICTION OF INCORPORATION ORGANIZATION)   (I.R.S. EMPLOYER IDENTIFICATION NO.
------

     2002 Pisgah Church Road, Suite 300,
       Greensboro, North Carolina                                       27455-3314
-----------------------------------------------                         ----------
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
                                   YES    X          NO
                                        -----            ----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

    The aggregate market value of the registrant's Common Stock held by those other than executive officers and directors March 17, 1999, based on the NASDAQ closing sale price for the Registrant's Common Stock as of such date, was approximately $1,009,579,570
              --------------.

    The number of shares outstanding of the issuer's common stock as of March
17, 1999 was    40,165,330
             ------------------.

================================================================================

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

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) the Securities
       Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



VANGUARD CELLULAR SYSTEMS, INC.


By:  /s/ Stephen L. Holcombe
    -----------------------------
    Stephen L. Holcombe
    Executive Vice President and
    Chief Financial Officer

Date: March 22, 1999

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                       Page
                                                                                       ----
Vanguard Cellular Systems, Inc. and Subsidiaries
    Consolidated Balance Sheets, December 31, 1997 and 1996 .............              *
    Consolidated Statements of Operations for the Years ended December
        31, 1997, 1996 and 1995 .........................................              *
    Consolidated Statements of Changes in Shareholders' Equity for the
        Years ended December 31, 1997, 1996 and 1995 ....................              *
    Consolidated Statements of Cash Flows for the Years ended December
        31, 1997, 1996 and 1995 .........................................              *
    Notes to Consolidated Financial Statements ..........................              *
    Report of Independent Public Accountants ............................              *
    Schedule I -- Condensed Financial Information of the Registrant .....              *
    Schedule II -- Valuation and Qualifying Accounts ....................              *

Financial Statements of Certain 50% or less Owned Persons ...............              F-2**

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

---------

    *   Previously filed as Financial Statements and Schedules of Form 10-K.

    ** The Registrant is filing this amendment to its Form 10-K to update and replace the financial statements and related independent auditors' reports for International Wireless Communications Holdings, Inc. and PT Rajasa Hazanah Perkasa to reflect subsequent events that have occurred since the filing of the Registrant's Form 10-K/A (Amendment No. 2) on June 30, 1998. All other Financial Statements of Certain 50% or less Owned Persons were previously filed as Financial Statements and Schedules of Form 10-K, Form 10-K/A (Amendment No. 1) and Form 10-K/A (Amendment No. 2).

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

                                                         KPMG LLP

Mountain View, California
April 10, 1998

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

           As discussed in Note 21(c), the Company's investments in mobile cellular telecommunications projects in the Peoples Republic of China ("PRC") are undertaken in the form of cooperative joint ventures or cooperative agreements. The structure of the Great Wall cooperative joint ventures in which the Company has invested is a derivative of a structure commonly referred to as a "Chinese-Chinese-Foreign" ("CCF"). Subsequent to April 1998, it became public knowledge that the State Planning Commission ("SPC"), the Ministry of Foreign Trade and Economic Commission ("MOFTEC") and the Ministry of Finance ("MOF") had requested approval from the State Council for proposed new regulations to govern the use of the CCF structure in joint ventures involving Unicom, the second largest telecommunications operator in the PRC. The proposed new regulations would affect, amongst others, the profit sharing arrangements of the joint venture partners and the disposition of the fixed assets of the joint venture. To date, the State Council has not approved the proposed new regulations. A press conference in December 1998 by the Ministry of Information Industry ("MII") indicated that the MII is currently undertaking a review of Unicom's joint ventures using the CCF structure. Any new regulations resulting from the approval from the State Council of the submission from the SPC, MOFTEC and MOF or the review of the Unicom joint ventures by the MII may trigger a review of the Company's Great Wall joint ventures and thus, may significantly impact the operations of the Company.

           In addition, as discussed in Note 21(d), (e), (f) and (g), subsequent to April 1998, the Company received a writ of summons and statutory demands from certain creditors and banks for repayment of amounts due of approximately US$52.5 million. The balances represent amounts owed in respect of certain cellular networks and other related equipment, software and various services for the construction of the Company's cellular networks in the PRC of approximately US$15.9 million and loans together with interest and other incidental fees of approximately US$36.6 million. The Company has filed a writ against one of the creditors for damages resulting from breach of contract and to rescind contracts entered by the Company with that creditor. The claim filed by the Company also requested that the statutory demand filed by that creditor be declared to be of no effect. The Company has also filed another writ against one of the banks for damages due to, among others, breach of duty of secrecy owed by that bank to the Company.

           As discussed in Note 21(h), in March 1999, the Company has also received a request from one of its lenders to apply a deposit of US$1 million pledged to the lender as security for a loan of approximately the same amount towards repayment of the loan. The Company had not responded to the request up to March 22, 1999, the due date of the loan.

           As discussed in Note 21(i), on February 12, 1999, the Company appointed an independent financial advisor to review and give recommendations on the financial affairs of the Company which includes formulation of proposals for debt restructuring for submission to creditors of the Company. The Company, along with the financial advisor, and the creditors, including those mentioned in the preceding paragraph, are in the process of negotiating a settlement for the debts owed and the disputes but no agreements have been reached up to March 22, 1999. Further, no formal proposals for debt restructuring have yet been presented by the financial advisor up to March 22, 1999.

           As discussed in Note 21(j), pursuant to written resolutions of the Board of Directors dated March 11 and 17, 1999, the Company has appointed legal counsel in the United States to commence legal proceedings against Vanguard Cellular Systems Inc. ("Vanguard"), one of its shareholders through Vanguard China Inc., a wholly owned subsidiary of Vanguard, to claim for damages resulting from Vanguard's breach of a letter agreement dated September 3, 1998 whereby Vanguard agreed to use its best efforts to raise capital to replace the US$19 million which was originally to be contributed by International Wireless Communications Inc.

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

                                                  Arthur Andersen & Co.

Hong Kong,
April 3, 1998 (except with respect to the matters discussed in Note 21(c), (d), (e), (f), (g), (h), (i), and (j), as to which the date is March 22, 1999).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


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

           Generally accepted accounting principles in Indonesia vary in certain respects with those in the United States of America. A description of the significant differences between those two generally accepted accounting principles and the approximate effects of those differences on net loss and stockholders' equity (capital deficiency) are set forth in Notes 22 and 23 to the consolidated financial statements (not presented separately herein).

                                            Arthur Andersen LLP

Greensboro, North Carolina,
March 24, 1997

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

NOTE 17 -- ADDITIONAL SUBSEQUENT EVENTS (UNAUDITED)

     On September 3, 1998, the Company and its wholly-owned subsidiaries, International Wireless Communications, Inc., Radio Movil Digital Americas, Inc., ("RMDA"), International Wireless Communications Latin America Holdings, Ltd. and Pakistan Wireless Holdings Limited (collectively with the Company, the "Debtors"), commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code, as amended, in the District of Delaware (Case No. 98-2007 (MFW)). Since that date the Debtors have continued to operate as debtors-in possession, subject to supervision of the Bankruptcy Court. Subsequently, the Debtors filed a Second Amended Joint Chapter 11 Plan of Reorganization (the "Plan") and a Second Amended Disclosure Statement relating thereto with the Bankruptcy Court (the "Disclosure Statement"). On December 21, 1998, the Bankruptcy Court determined that the Disclosure Statement contained "adequate information" in accordance with Section 1125 of the Bankruptcy Code. The Disclosure Statement, among other things, describes events leading to the Debtors' Chapter 11 filings and summarizes various claims against the Debtors, including litigation (as of the Disclosure Statement date) stayed against the Debtors by the bankruptcy filings described above. The Plan and Disclosure Statement were submitted to parties in the bankruptcy cases in connection with voting on the Plan.


     On February 3-4, 1999, hearings were held before the Bankruptcy Court to consider confirmation of the Plan, which has been further amended or modified (the "Amended Plan") to reflect, among other things, settlements of the claims of BT Foreign Investment Corporation ("BTFIC"), of Toronto Dominion Investments, Inc. ("TDI") and Asia Pacific Cellphone Co. ("APC"). Posthearing briefs have been filed, and as of March 2, 1999, the matter has been submitted to the Bankruptcy Court for a determination as to whether the Amended Plan will be confirmed. If the Amended Plan is not confirmed, the Debtors may attempt to file a further amended plan or, if such a plan should prove infeasible, the Debtors may become subject to liquidation.

     On or about March 15, 1999, the Debtors also moved for Court approval of a stipulation ("Stipulation") that provides in substance, among other things, that the Debtors agree to cooperate in connection with the collection and issuance of certain financial information and consents required in connection with the SEC filings in connection with a merger between the Company's largest shareholder, Vanguard Cellular Systems, Inc. ("Vanguard") and a subsidiary of AT&T Corp., that Vanguard will pay the Debtors $2 million plus certain out-of-pocket expenses and indemnify the Debtors and their officers and directors with respect to matters arising from their performance of their obligations as described above, and that a further plan modification would be filed deleting from the Amended Plan releases of Vanguard and its officers and directors and certain officers and directors of the Debtors from direct claims held by shareholders of the Company relating to the Debtors. On March 19, 1999, the Bankruptcy Court approved the Stipulation.

     As a result of the Chapter 11 filings, any of the debt of the Debtors (existing as of September 3, 1998) that was not previously in default became in default. If the Amended Plan is confirmed, it is anticipated that all prepetition claims will be restructured or converted into equity of the Reorganized Debtors. All of the existing equity of the Company would be canceled and the Company's preferred and common shareholders would be entitled to receive certain warrants.

     The Plan also incorporates a settlement between the Debtors and Vanguard Cellular Systems, Inc. ("Vanguard"), the Debtors' largest shareholder. Under the Amended Plan, Vanguard and the Debtors have agreed that Vanguard will:
(i) waive all distributions under the Amended Plan in respect to certain pre-petition claims; (ii) permit the Debtors to repay and satisfy all obligations in respect to a $4.6 million "debtor-in-possession" loan facility via a distribution of new IWCH common stock; (iii) transfer to the Debtors
100% of its equity interests in Vanguard Pakistan, Inc. ("Vanguard Pakistan");
(iv) provide the Debtors with a 17.5% interest in a company ("New Vanguard Sub") holding an interest in Star Digitel Limited ("Star Digitel"); (v) through
New Vanguard Sub, receive 100% of the Debtors' remaining equity interests in Star Digitel; (vi) provide credit support for certain obligations of the Reorganized Debtors (as such term is used in the Amended Plan) that will provide the Debtors with approximately $7,000,000 of needed post-bankruptcy funds for operations; (vii) re-allocate its pro rata distribution of certain warrants; (viii) receive certain releases provided in the Amended Plan; and
(ix) receive certain warrants to purchase shares of common stock of Reorganized IWCH and of a New Pakistan Warrant Issuing Entity.

     The Disclosure Statement describes the background to the Chapter 11 filings and certain of the transactions entered into by the Debtors prior to and during the bankruptcy and up to December 21, 1998, the date the Bankruptcy Court approved the Disclosure Statement. Certain but not necessarily all of the transactions that took place during the period subsequent to December 31, 1997 and prior to the date of the approval of the Disclosure Statement are the following (certain of these transactions were also substantially superseded by the bankruptcy proceedings):

     (i) In February 1998, the Company entered into an agreement with Vanguard Pakistan, pursuant to which Vanguard Pakistan agreed to make on behalf of the Company the Company's pro rata share of a $3.6 million IWCPL capital call. Vanguard Pakistan granted the Company the right to purchase this equity interest for $1.2 million (Vanguard Pakistan Option). The Company never effected such purchase; however, if the Amended Plan is confirmed, all of Vanguard's interests in Vanguard Pakistan will be assigned to the Debtors subject to a lien held by TDI and other lenders.

     In June 1998 one of the Company's subsidiaries failed to meet the Mobilink Put-Call Option. Under the terms of the Mobilink Put-Call Option, the subsidiary was obligated on certain terms and conditions to purchase from APC an additional 5.71% interest in IWCPL for an aggregate purchase price of approximately $6.4 million. The subsidiary defaulted on such obligation; however, if the Amended Plan is confirmed, APC will receive a distribution in respect of the subsidiary's default and the Mobilink Put-Call Option will expire unexercised.

     Prior to the Chapter 11 filing, the Company had met all of its capital call requirements under the terms of the Mobilink Side Letter.

     (ii) In March 1998, the Company completed the first closing of its Series J Preferred Stock and Warrant financing (the "Series J Financing") with a $10.0 million investment from Vanguard by issuing 789,266 shares of its Series J redeemable convertible preferred stock. In April 1998, the Company completed the second Closing (the "Second Closing") of its Series J Financing by issuing 102,605 shares of its Series J redeemable preferred stock and certain warrants to certain existing shareholders in exchange for $1.3 million in cash. The shares and warrants will be canceled if the Chapter 11 plan is confirmed, with the holders entitled to receive certain warrants issued by the Reorganized Debtors.

     (iii) In June 1998, a subsidiary of the Company failed to fund the second subscription for Star Digitel shares for the aggregate subscription price of $19.0 million under the terms of the Amendment and Waiver between IWC China, Star Digitel and STHL. This resulted in dilution of the Company's indirect interest in Star Digitel from 40% to approximately 23%. Although a dispute currently exists regarding the Company's indirect ownership interest and rights with respect to Star Digitel, the Company's failure to meet a July 1998 capital call by Star Digitel resulted in the Company's indirect ownership being further diluted to approximately 19%, at most. Under the Chapter 11 plan, the Debtors (and Vanguard) would transfer their interests in Star Digitel to New Vanguard Sub, and the Debtors would receive a warrant to purchase 17.5% of that entity's common stock on a fully diluted basis at an exercise price of one cent per share. It is not certain, however, what, if any, value such interest will have to the Reorganized Debtors.

     (iv) The Company fully wrote-off its indirect investment in Mobisel in fiscal 1997.


     (v) A receiver was appointed for Prismanet in or about October 1998. The Company had written off its investment in Prismanet during 1997 and had also recorded a reserve in respect of its pro-rata share of the joint and several Prismanet "keep-well" covenant. The Company believes that its liabilities, if any, in respect of the "keep-well" covenant will be discharged by confirmation of the Amended Plan.


     (vi) As part of restructuring efforts in 1998 and 1999, the Company sold certain investments in order to raise operating capital and dispose of interests in subsidiaries or affiliates. A summary of certain of the more significant sales and other events related to investments follows:

   o In May 1998, the Company sold all of its interests in PeruTel and in Comovec S.A., an Ecuadorian company, to an unrelated third party for $2.8 million and $0.3 million, respectively, resulting in a gain of $2.3 million.

   o In May 1998, the Company disposed of all of its interests in Uniworld to a related party for a nominal amount, resulting in a loss of $4.3 million.


   o The Company expects its investment in Mobilkom Indonesia, to be liquidated and to receive no proceeds therefrom.

   o In July 1998, the Company sold 49% of the Venezuelan wireless communications assets (including RMD Venezuela C.A., RMD Venezuela Holdings, Digicom, Venezolana de Telecommunicaciones Venetel, C.A. and Venezuela Trunking Services, C.A.), with the purchaser acquiring an option to purchase the remaining 51% interest at a nominal amount.

    The sale price was $15.0 million, plus up to an additional $4.25 million to be paid incrementally as additional channel ownership is confirmed. The Company did not record a gain or loss in respect of this sale.

   o In November 1998, an action was filed to liquidate Incredible Telecommunications Ltd. ("ITL"), a New Zealand company 100% owned by the Company. Incredible owes its creditors approximately $0.3 million. The Company believes that any liabilities that it may have in respect of ITL will be settled in connection with its bankruptcy proceedings.

   o In December 1998, the Company sold all of its interests in RMD Argentina, S.A. and in Radio Servicios, S.A. to an unrelated third party for $1.7 million (net of non-cash working capital adjustment and payments to vendors and management), with an additional $0.2 million held in escrow, to be paid if certain outstanding issues can be resolved. The sale resulted in a loss of $1.6 million.


   o In December 1998, the Company sold all of its interests in TeamTalk to a management-led buyout group for a nominal amount. In fiscal 1998 the Company fully wrote off any investment or assets associated with TeamTalk as a result of its disposition.


   o In February 1999, the Company sold all of its interests in WDS to the general manager for $0.1 million, resulting in a loss of approximately $1 million.


     The Company believes that each of its Operating Companies and their associated tangible and intangible assets may have become materially impaired, compared to their status as of December 31, 1997, as a result inter alia of economic conditions occurring subsequent to December 31, 1997 in the countries in which such entities operate and the Company's liquidity constraints.



     In December 1998, a group of the Company's shareholders initiated an action in the United States District Court for the District of Delaware against certain former and current officers and directors of the Company. LOEB PARTNERS CORP. ET AL., V. GRIFFIN ET AL., Case No. 98-701 (D. Del.). The Company is not named as a defendant in this action. Plaintiffs in this case are certain former shareholders of RMDA, and claim, among other things, that they were defrauded in connection with their purchase of the Company's Series I preferred stock and their exchange of the shares of RMDA. The basis for the alleged fraud is purported misrepresentations as to the financial condition of the Company and certain of its subsidiaries. While the Company is not a defendant in this action, certain defendants have asserted claims for indemnification against the Company in excess of $3.5 million that such parties claim may have administrative expense priority (an assertion that the Debtors dispute). In addition, certain of the plaintiffs in this action have filed Proofs of Claim against the Company asserting claims for fraud arising out of the Transaction.



     During January 1999, certain other Series I preferred shareholders of the Company initiated an action in the Supreme Court of the State of New York, County of New York, against various parties, including Vanguard, certain directors of Vanguard, and certain former and current officers and directors of the Company. WARBURG DILLON REED, LLC ET AL. V. VANGUARD CELLULAR SYSTEMS,
INC., Index No. 600362/99 (Sup. Ct. N.Y. Co.). The Company is not named as a defendant in this action although it is accused of unlawfully aiding and abetting the alleged fraud referred to below. Plaintiffs claim, inter alia, that they were defrauded in connection with their purchase of the Company's Series I preferred stock and their exchange of the shares of RMDA and allege, among other things, fraud, aiding and abetting fraud, negligent misrepresentation and violations of the North Carolina, Delaware and California Blue Sky Laws. While the Company is not a defendant in this action, certain defendants have asserted claims for indemnification against the Company that such parties claim may have administrative expense priority (an assertion that the Debtors dispute). In addition, certain plaintiffs in this action have filed Proofs of Claim with the Bankruptcy Court against the Company and RMDA asserting claims, among other things, for fraud, negligent misrepresentation and violation of securities laws arising out of the Transaction. Further, certain of such plaintiffs have also filed Proofs of Claim against the Company asserting, among other things, claims for breach of the Company's obligations under the Eighth Amended and Restated Investor Rights Agreement, dated as of March 9, 1998.



     In connection with the bankruptcy proceedings, the Debtors have also been informed by certain shareholders that they have retained counsel and are examining the possibility of further litigation against Vanguard and certain of the officers and directors of the Debtors and Vanguard based upon allegations that Vanguard, among other things, dominated and controlled the Debtors to its own advantage and to the detriment of the Debtors and the Shareholders. No such lawsuit has been commenced to date; however, certain Shareholders have made similar allegations in the bankruptcy proceedings, particularly in opposition to confirmation of the Amended Plan.

     If the Amended Plan is confirmed by the Bankruptcy Court, Vanguard, certain of its officers and directors and certain officers and directors of the Debtors would be released from claims held by the Debtors and creditors of the Debtors, while direct claims against such releasees held by shareholders of the Company would not be released; however, there is no certainty that the Amended Plan will be confirmed or, if confirmed, that the release provisions of the Amended Plan will be approved by Bankruptcy Court.