Form 10-K/A
period 1997-12-31
VANGUARD CELLULAR SYSTEMS INC
filed 1999-03-24
CIK 771178

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------------
                                   FORM 10-K/A

                                (Amendment No. 4)


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


Date: March 24, 1999

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

---------

    *   Previously filed as Financial Statements and Schedules of Form 10-K.


    ** The Registrant is filing this amendment to its Form 10-K to update and replace the financial statements and related independent auditors' report for Eastern North Carolina Cellular Joint Venture to reflect subsequent events that have occurred since the filing of the Registrant's Form 10-K/A (Amendment No. 3). All other Financial Statements of Certain 50% or less Owned Persons were previously filed as Financial Statements and Schedules of Form 10-K, Form 10-K/A (Amendment No. 1) and Form 10-K/A (Amendment No. 2) and Form 10-K/A (Amendment No.
        3).

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


7. SUBSEQUENT EVENT (UNAUDITED)

Sale of Joint Venture Interest

      During 1998, a subsidiary of Vanguard Cellular Systems, Inc. and GTE Mobilnet of Eastern North Carolina Incorporated ("GTEM") sold their respective interests in the Joint Venture to United State Cellular.

Contingencies

      In October 1998, certain partners in the Wilmington Cellular Partnership ("Wilmington Partnership") filed suit alleging that the sale of GTEM's interest in the Joint Venture by GTEM was a breach of the partnership agreement. Plaintiffs seek, among other remedies, damages, an accounting and dissolution of the Wilmington Partnership.

      A vendor is alleging that the Joint Venture has breached certain contracts and seeks payment of these contracts.

      The ultimate outcome of the preceding litigation cannot be determined at the present time.

                                INDEX TO EXHIBITS

Exhibit No.                                        Description

*3(a) Articles of Incorporation of Registrant as amended through July 25, 1995, filed as Exhibit 1 to the Registrant's Form 8-K/A dated July 25, 1995.

*3(b)        Bylaws of Registrant (compilation of July 25, 1995), filed as
             Exhibit 2 to the Registrant's Form 8-K/A dated July 25, 1995.

*4(a) Specimen Common Stock Certificate, filed as Exhibit 4(a) to the Registrant's Registration Statement on Form S-1(File No. 33-18067).

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

*10(a)(5)    Form of Amendment to Restricted Stock Bonus Plan Agreements dated as of March 1, 1990 by and between Haynes G. Griffin, L. Richardson
             Preyer, Jr., Stephen R. Leeolou, and Stephen L. Holcombe and the
             Registrant, amending the Restricted Stock Bonus Plan Agreements dated as March 23, 1987, filed as Exhibit 10(a)(5) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1990.

*10(a)(6)    Form of Amendment to Restricted Stock Bonus Plan Agreements dated as of March 1, 1990 by and between Haynes G. Griffin, L. Richardson
             Preyer, Jr. and Stephen R. Leeolou and the Registrant, amending the
             Restricted Stock Bonus Plan Agreements dated as October 12, 1987, filed as Exhibit 10(a)(6) to the Registrant's Annual Report on Form
             10-K for the fiscal year ended December 31, 1990.

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

**22         Subsidiaries of the Registrant.

**23(a)      Consent of Arthur Andersen LLP


**23(b)      Consent of KPMG LLP


**23(c)      Consent of Prasetio, Utomo & Co.

**23(d)      Consent of KPMG LLP

**23(e)      Consent of Arthur Andersen & Co.

**23(f)      Consent of Arthur Andersen LLP

23(g)        Consent of Arthur Andersen LLP


**27         Financial Data Schedule.

------------------
* Incorporated by reference to the statement or report indicated.
** Previously filed as Exhibits to Form 10-K.