Form 10-K405
period 1998-12-31
VANGUARD CELLULAR SYSTEMS INC
filed 1999-03-31
CIK 771178

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                ---------------
                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the Fiscal Year Ended December 31, 1998

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from  ________________  to  ______________________

COMMISSION FILE NUMBER 0-16560


                         VANGUARD CELLULAR SYSTEMS, INC.
________________________________________________________________________________
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                        North Carolina                                        56-1549590
______________________________________________________________   ___________________________________
   (STATE OR OTHER JURISDICTION OF INCORPORATION ORGANIZATION)   (I.R.S. EMPLOYER IDENTIFICATION NO.)
                 2002 Pisgah Church Road, Suite 300,
                      Greensboro, North Carolina                              27455-3314
______________________________________________________________   ____________________________________
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

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


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---


     The aggregate market value of the registrant's Common Stock held by those other than executive officers and directors at March 22, 1999, based on the NASDAQ closing sale price for the Registrant's Common Stock as of such date, was approximately $912,050,577.


     The number of shares outstanding of the issuer's common stock as of March 22, 1999 was 40,177,375.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS



                                     PART I


Item 1. Business .........................................................................   1
Item 2. Properties .......................................................................  18
Item 3. Legal Proceedings ................................................................  18
Item 4. Submission of Matters to a Vote of Security Holders ..............................  18

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters .........  19
Item 6. Selected Consolidated Financial Data .............................................  20
Item 7. Management's Discussion and Analysis of Financial Condition and Results of
  Operations..............................................................................  22
Item 7a. Quantitative and Qualitative Disclosures About Market Risk ......................  30
Item 8. Financial Statements and Supplementary Data ......................................  32
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
  Disclosure..............................................................................  32

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ..............................  33
Item 11. Executive Compensation ..........................................................  34
Item 12. Security Ownership of Certain Beneficial Owners and Management ..................  38
Item 13. Certain Relationships and Related Transactions ..................................  40

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ................  41
Signatures ...............................................................................  42
Index to Financial Statements and Schedules ..............................................  F-1
Exhibit Index

ITEM 1. BUSINESS

     For definitions of certain terms used in this Form 10-K, see "Certain Definitions" beginning on Page 16 hereof.


OVERVIEW -- AT&T TRANSACTION

     Vanguard Cellular Systems, Inc. ("the Company") is an independent operator of cellular telephone and paging systems in the United States with 6.8 million aggregate POPs as of December 31, 1998. The Company serves over 664,000 subscribers comprised of 26 markets located in the Mid-Atlantic, Ohio Valley and New England regions of the United States. The Mid-Atlantic SuperSystem, which is contiguous to the New York, Philadelphia and Baltimore/Washington MSAs and the New England metro-cluster, which is contiguous to the Boston MSA, (four of the nation's seven largest MSAs) collectively represent approximately 80% of the Company's operating POPs. The Company's wireless products and services are distributed under the CellularONE(R) brand name, one of the most recognized brand names in the wireless industry.

     During 1997, the Company began a long-term strategic planning process, the goals of which were to position Vanguard to deal effectively with present and anticipated changes in the telecommunications industry and to enhance the value of shareholder investments in the Company.

     As a result of this process, the Company began to focus on reducing its debt and concentrating its operations geographically to expand in the areas where the Company's principal operations were located and to enhance shareholder value. To that end, the Company's Board of Directors approved the sale of Vanguard's Myrtle Beach, South Carolina and Florida operations, its interest in a joint venture providing cellular services in Wilmington/Jacksonville, North Carolina and certain minority interests in cellular markets located in the same geographic regions as the foregoing markets. These sales were completed during the second and third quarters of 1998, respectively.

     In May 1998, the Company's Board of Directors authorized the Company's management to explore the options and consider the avenues for a potential sale of the Company. The Company engaged an investment banker and conducted an exploratory sales process. As a result of that auction process, the Company entered into negotiations with AT&T Corp. ("AT&T").

     As of October 2, 1998, the Company entered into an Amended and Restated Agreement and Plan of Merger, (the "Merger Agreement") with AT&T and its wholly owned subsidiary, Winston, Inc. Under the terms of the Merger Agreement, the Company will be merged into Winston, Inc. and each of the Company's outstanding shares of Class A Common Stock, par value $.01 per share (other than dissenting shares), will, at each shareholder's option, be converted into the right to receive either $23.00 cash or 0.59805 (as adjusted to reflect a three-for-two stock split declared by AT&T on March 17, 1999) shares of AT&T common stock, subject to the limitation that the overall consideration for such shares will consist of 50% cash and 50% AT&T common stock.

     The Company's Board of Directors and the Board of Directors of AT&T have approved the transaction. The transaction is subject to the approval of the Company's shareholders and to certain other conditions.

     The Merger Agreement contains certain restrictions on the conduct of the Company's business prior to the consummation of the merger. Pursuant to the Merger Agreement, the Company has agreed for the period prior to the consumation of the merger to operate its business in the ordinary course, to refrain from taking various corporate actions without the consent of AT&T, and not to solicit or enter into negotiations or agreements relating to a competing business.

     A special shareholders' meeting to consider the Merger Agreement is scheduled to be held April 27, 1999. Reference is made to the copy of the Merger Agreement filed with the SEC as Exhibit 2(a) to the Company's Report on Form 8-K dated December 31, 1998.


OVERVIEW -- COMPANY'S MARKETS

     The Company's markets are located in predominantly suburban and rural areas proximate to major urban areas, which the Company believes affords it several advantages over traditional urban wireless operations, including (i) greater network capacity, (ii) greater roaming revenue opportunities, (iii) lower distribution costs and (iv) higher barriers to entry. Because there are limits to the number of signals that can be transmitted simultaneously in a given area, the Company's less densely populated suburban and rural locations allow for greater frequency reuse, resulting in greater overall network capacity than in high density urban markets. The Company is able to provide high quality voice transmission with reduced instances of blocked or dropped calls. In addition to these network advantages, the Company's metro-clusters enjoy greater roaming revenue opportunities by virtue of their proximity to large urban centers. This benefit is best exemplified in the Mid-Atlantic SuperSystem, which is located in the heavily traveled corridor between New York, Philadelphia and Baltimore/Washington

D.C. Roaming revenue requires minimal incremental administrative and marketing expenditures, and the Company believes that it is well positioned to benefit from both cellular roaming and roaming by users of personal communication services ("PCS"). The Company has signed agreements with AT&T Wireless and Sprint PCS and 11 other PCS carriers to provide roaming services to PCS customers of these companies who roam into the Company's markets with dual frequency phones. The Company also believes that it experiences lower distribution costs due to its internal distribution channels such as direct sales, retail stores and kiosks, which are more economical outside of urban areas. Finally, the Company believes that the lower population density and greater geographic coverage of its suburban and rural metro-clusters act as barriers to entry given the relatively higher per-subscriber costs of building competing wireless systems.

     Since its inception until the introduction of PCS, the cellular industry had two entities competing as facilities - based carriers in each market. Licensing for PCS broadband spectrum is essentially complete, and the Company is currently competing with PCS operators in 16 markets and is aware of site acquisition, zoning and construction of infrastructure by other competitive PCS providers in several of its other markets. The Company is preparing for increased competition by building out and converting its cellular telephone systems to digital networks, increasing the quality of coverage in its service areas and offering new features, products and services to its customers. The Company believes its management team's operating experience, developed distribution channels and customer service orientation will be significant components in providing effective competition to these new entrants. In addition, the Company believes its extensive system footprint and the location of its operations in suburban and rural markets provide significant barriers to early competition from PCS competitors.


BUSINESS STRATEGY

     The Company's overall goal is to continue to pursue strong growth of subscribers, revenues and EBITDA. The Company intends to achieve this goal through its operating strategy of providing a broad range of high quality integrated wireless communications products and services. Key elements of the Company's strategy include:

   o CONTINUOUS CELLULAR NETWORK BUILDOUT. The Company continuously improves its systems. In 1994, the Company began a cellular network expansion and upgrade program to increase geographic coverage and provide for additional portable usage in the Company's cellular markets. As of December 31, 1998, the Company had 429 cell sites and plans to add 70-80 cell sites in 1999 as it continues to enhance its network. The Company believes that its networks have sufficient capacity in its spectrum to serve the Company's growing subscriber base in the near future but has implemented a gradual transition to digital technology. The Company's networks are currently operating both in digital and in analog/digital-ready, with dual mode analog/Time Division Multiple Access ("TDMA") digital radio technology mode. See " -- Expansion of Product Offerings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


   o INVESTMENT IN BRAND IDENTITY. The Company's wireless products and services are distributed under the CellularONE(R) brand name, one of the most recognized brand names in the wireless industry. The CellularONE(R) brand name currently is used by cellular systems covering more than 12,000 cities and towns, representing total POPs of over 115 million. The Company has a minority ownership interest in the partnership that owns the CellularONE(R) brand name and that controls the promotion and management of the brand. In addition to benefitting from local advertising by licensees, the CellularONE(R) brand name is advertised on a national basis by the partnership that owns the brand with funding provided by licensing fees.

   o EMPHASIS ON CUSTOMER SERVICE AND ADVANCED BILLING SYSTEMS. The Company provides on-line customer support, 24 hours a day, seven days a week. The Company's internally developed, proprietary Flexcell(R) billing and management information system enables the Company to provide quality services to its expanding customer base and affords it access to customer data, which it uses to facilitate its marketing efforts. One such service is Rapid Activation, which enables the Company to execute credit checks, order entry, and subscriber activation in approximately five minutes. See " -- Customer Service."

   o GROWTH OF INTERNAL DISTRIBUTION CHANNELS. The Company distributes its products and services through both its internal distribution network (direct sales force, sales and service centers, and retail stores) and external distribution channels (national retailers, local agents and automotive dealers). The Company is continuing its long-term emphasis on internal distribution channels, particularly its own retail outlets, which the Company believes offer substantial benefits. These benefits include lower cost, higher effectiveness in selling to high margin customers, and a consistent point of customer contact, resulting in greater ongoing satisfaction for both internally and externally generated customers. Accordingly, the Company intends to continue building additional retail outlets, as well as upgrading existing outlets. See " -- Marketing and Distribution."

   o EXPANSION OF PRODUCT OFFERINGS. The Company continues to offer new and innovative products and services to increase the value of the basic voice product to the customer and to increase airtime revenues. In addition to enhanced cellular voice service packages, the Company offers data transmission, and Cellular Digital Packet Data ("CDPD") services. The Company has also begun reselling paging, Internet and long distance telephone services. With the integration of digital technology, the Company will be able to offer a variety of additional services such as caller identification, short messaging and call encryption.


MARKETS AND CLUSTERS

     The following table sets forth as of December 31, 1998, the markets in which the Company owns a cellular system by region and by cluster, and the total POPs (as derived from 1997 population estimates).



                                                 TOTAL
                                                 POPS
                                             ------------
Mid-Atlantic SuperSystem:
 Allentown, PA/NJ ..........................    713,438
 Wilkes-Barre/Scranton, PA .................    653,817
 Harrisburg, PA ............................    499,402
 Lancaster, PA .............................    453,348
 York, PA ..................................    456,861
 Reading, PA ...............................    353,650
 Williamsport, PA ..........................    118,681
 State College, PA .........................    131,962
 Wayne, PA (PA-5 RSA) ......................     84,292
 Chambersburg, PA (PA-10 East RSA) .........    141,875
 Mifflin, PA (PA-11 RSA) ...................    113,933
 Lebanon, PA (PA-12 RSA) ...................    117,361
 Union, PA (PA-8 RSA) ......................    408,709
 Altoona, PA ...............................    131,287
 Binghamton, NY/PA .........................    293,703
 Elmira, NY ................................     92,820
                                                -------
   Subtotal ................................  4,765,139
                                              ---------
Ohio Valley SuperSystem:
 Huntington, WV/KY/OH ......................    316,929
 Charleston, WV ............................    254,889
 Parkersburg-Marietta, WV /OH ..............    157,364
 Ross, OH (OH-9 RSA) .......................    248,993
 Perry, OH (OH-10-South RSA) ...............    112,256
 Logan, WV (WV-6 RSA) ......................    182,128
 Mason, WV (WV-1 RSA) ......................     77,008
                                              ---------
   Subtotal ................................  1,349,567
                                              ---------
New England Metro-cluster:
 Portland, ME ..............................    288,136
 Portsmouth, NH/ME .........................    280,193
 Bar Harbor, ME (ME-4 RSA) .................     86,052
                                              ---------
   Subtotal ................................    654,381
                                              ---------
Other Minority Interests ...................     62,109
                                              ---------
TOTAL POPs .................................  6,831,196
                                              =========

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

     The following table sets forth the aggregate number of subscribers in the Company's markets at the end of the periods indicated.



QUARTER                1996      1997          1998
------------------- --------- --------- ------------------
  First ........... 405,000   540,000         667,000
  Second .......... 430,000   580,000         692,000
  Third ........... 461,000   610,000         678,000 (1)
  Fourth .......... 513,000   645,000         664,000 (2)

---------
(1) Sale of Myrtle Beach, SC Market on June 30, 1998 reduced beginning of quarter subscribers by approximately 34,000.

(2) Sale of Florida Metro Cluster Markets on September 30, 1998 reduced beginning of quarter subscribers by approximately 55,000.

     The incremental subscriber growth and the rate of incremental subscriber growth in the Company's markets (adjusted for the sale of the Myrtle Beach and Florida Markets in 1998) is set forth in the following table for the periods indicated.



                                               1996        1997       1998
                                           ----------- ----------- ----------
  Incremental Subscriber Growth ..........   132,000     132,000     97,500
  Rate of Incremental Subscriber Growth ..        35%         26%        17%

     The following table sets forth the number of subscribers and the penetration percentages in the Company's markets as of the dates indicated.



                                                                   DECEMBER 31,
                               -------------------------------------------------------------------------------------
                                           1996                         1997                        1998
                               ---------------------------- ---------------------------- ---------------------------
                                SUBSCRIBERS   PENETRATION*   SUBSCRIBERS   PENETRATION*   SUBSCRIBERS   PENETRATION*
                               ------------- -------------- ------------- -------------- ------------- -------------
Mid-Atlantic SuperSystem .....    324,500          6.81%       408,000          8.56%       473,000         9.93%
Ohio Valley SuperSystem ......     78,500          5.79         98,500          7.26        118,500         8.78
New England ..................     48,500          8.61         60,000          9.25         72,500        11.08
Florida ......................     39,000          7.00         48,000          8.58             --           --
Myrtle Beach .................     22,500          9.05         30,500         12.04             --           --
                                  -------                      -------                      -------
 Total .......................    513,000          6.77        645,000          8.51        664,000         9.81
                                  =======                      =======                      =======

---------
* Penetration represents total year-end subscribers divided by year-end total POPs in the Company's markets.

     The Company believes subscriber growth and increased penetration in 1996, 1997 and 1998 were a product of the growing acceptance of cellular communications and the Company's efforts to capitalize on this increasing acceptance of cellular communications and an expanded distribution network. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company offers paging services on a resale basis to the subscribers listed above. Additionally, there were approximately 80,000 subscribers who subscribed to paging only services as of December 31, 1998 from the NationPage acquisition.


PRODUCTS AND SERVICES

     The Company's primary line of business is the provision of cellular telephone services. Customers are offered several pricing options combining different monthly access and usage charges and fees for related services.

     The Company provides regional service among its contiguous markets, such as those within the Mid-Atlantic SuperSystem. A customer in these regions can place and receive calls throughout the network without any additional daily fee and often at the same incremental rate per minute as in the customer's home market. In certain adjacent cellular markets not owned by the Company, the Company offers similar regional pricing options to its subscribers. The Company has entered into agreements with other cellular companies that allow its subscribers to roam in substantially all of the MSAs and RSAs in the country. These agreements allow the Company's subscribers to be pre-registered in cellular systems outside the Company's operating regions and to receive service while they are outside their home systems, typically for a per minute usage charge, and in some cases, an additional daily fee.

     The Company has offered and will continue to offer new and innovative products and services to increase the value of the basic voice product to the customer and to increase airtime revenues. Recent service additions include enhanced voice mail, which alerts the customer when a message has been left, and single number service, which allows a customer to use the same phone number in several locations. Other recent service additions include call management, which directs incoming calls to a succession of locations until the customer is reached, and voice dialing, which lets the customer make calls by spoken command without having to touch the keypad.

     During 1997, the Company completed testing of its TDMA digital voice and features network in conjunction with Northern Telecom. Vanguard was selected to serve as the test site for Northern Telecom's TDMA hardware and software. The tests were very successful and led to the introduction of IS-136 TDMA digital voice using the new 13 Kb vocoders (voice encoders) and features in Myrtle Beach, South Carolina and the Southern Pennsylvania region in the fourth quarter of 1997. The Company's remaining markets began to offer digital service during the first half of 1998.

     The digital upgrades will allow the Company to offer a full range of digital services to its customers. Among the new opportunities are full digital voice communication, short message service, caller ID, and paging. Additionally, Cellular Digital Packet Data ("CDPD") and Wireless Intelligent Network ("WIN") services are being deployed. See " -- Cellular Technology."

     The Company resells paging services in its regional metro-clusters. To maintain its access to quality paging for its customers in its Mid-Atlantic SuperSystem, in July 1998, the Company acquired NationPage, a leading regional paging provider in Pennsylvania and New York for approximately $28.5 million. There were approximately 82,000 subscribers acquired as a part of this acquisition. The acquisition of NationPage minimized future capacity constraints, eliminated variations in reselling prices and margins, and created synergies with the Company's sales and network infrastructure. The Company also expanded its product offering into Internet services as a re-seller.


MARKETING AND DISTRIBUTION

     The Company markets its services under the CellularONE(R) brand name, one of the most recognized brand names in the wireless communications industry. In addition to benefiting from local advertising by licensees, the CellularONE(R) brand name is advertised on a national basis by the partnership that owns the brand using the proceeds of licensing fees. The CellularONE(R) brand name currently is used by cellular systems covering more than 12,000 cities and towns with total POPs of more than 115 million. The Company is one of three owners of the CellularONE(R) brand name. The Company currently has an option to increase its ownership interest in the partnership that owns the brand name, at a cost of approximately $6.1 million, to one-third from the 2.5% interest it currently owns. As an owner of the CellularONE(R) name, the Company exercises influence over the promotion and future services offered under the brand. As part of an ongoing strategy to enhance the value of the CellularONE(R) brand, the owners of the brand currently plan to continue to license new carriers to operate under the CellularONE(R) name, both for cellular, as well as for paging, PCS, long distance and for resellers of these services. Where CellularONE(R) is licensed, existing licensees currently have the exclusive right to use the brand name for cellular and other services.

     The Company uses multiple distribution channels in each of its service areas to provide effective and extensive marketing of its products and services and to reduce its reliance on any single distribution source. These distribution channels fall into two broad categories: internally developed and controlled channels, and external channels.

     The Company is continuing its long-term focus on internal distribution channels as a means to reduce the cost and improve the quality of new subscribers. The Company's retail stores have been a historically low-cost distribution channel, a benefit that is enhanced for the Company as a result of relatively low facilities and other costs in the Company's suburban and rural markets as compared to urban areas. Also, Company sales representatives are most effective in selling to the high end customers and businesses, which tend to provide the Company with the highest profit margins. The Company believes that cellular customers prefer to deal directly with sales representatives employed by the Company. In addition, Company stores provide an ongoing point of contact for service to subscribers regardless of whether the point of purchase was internal or external. The Company plans to expand its base of retail stores and kiosks and upgrade its existing retail outlets. The Company had over 145 retail locations as of December 31, 1998.

     The Company's sales force consists of approximately 650 sales and administrative employees, who target small to medium- sized companies, a high-margin area of business. In order to maintain a knowledgeable, customer-oriented sales force, the Company developed and administers its own sales training program designed to educate sales representatives for its markets. The program offers a curriculum that highlights mobile technologies, cellular equipment prospecting, sales techniques, and the customer service process, and the Company believes that, following the program, sales representatives are better able to address existing and potential customers' needs in a professional, knowledgeable and productive manner.

     The Company sells and rents cellular telephone equipment to its customers to encourage use of its services. The Company continues its practice, typical in the industry, of selling telephones at or below cost in response to competitive pressures. The magnitude of the losses experienced in connection with providing cellular telephone equipment reflects the Company's increased subscriber growth. The Company also offers an equipment rental program that many subscribers have found to be an economical means of acquiring the use of cellular equipment. Under the terms of the rental program, subscribers obtain the use of a cellular telephone for a monthly charge. Although the Company retains ownership of this equipment, subscribers have the option to purchase their cellular telephones at any time during the rental period. The Company often utilizes a promotion under which the first year's rental charge is waived when the subscriber agrees to a one-year service contract. During 1998, the Company began selling equipment under a "twelve-month same as cash" program where the purchase price is billed to the customer over the twelve-month period.

     The Company also utilizes a telemarketing program as part of its sales and customer service efforts. This program is intended to aid the customer by providing sales follow-up and support, and helps the Company in securing additional and better sales referrals, upgrading existing subscribers to higher rate plans and promoting new custom-calling features.

     External distribution channels include national retailers such as WalMart, automobile dealers, and local agents and resellers. The Company enters into exclusive short-term contracts with each of its external distribution channels. While the Company benefitted from the increased success of external distribution channels, the Company continues to emphasize internal distribution channels, which it believes result in higher long-term profit margins, and as a result, the percentage of internally generated customers increased to 70%, 75% and 80% in 1996, 1997, and 1998, respectively.


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

     The Company has developed a proprietary billing and management information system, Flexcell(R), which it believes provides several service advantages to its customers. Using Flexcell(R), customer service representatives are able to access current billing information quickly to respond promptly to customer inquiries. In addition, this system allows for integration of customer-related data from various operations within the Company into a single database. Using this database, service calls are systematically analyzed each month to highlight key customer issues. The customer database also provides the basis for customer satisfaction information. The Company had a contract to provide Flexcell(R) software and support to American Mobile Satellite Corporation ("AMSC"). The software code was subsequently sold to AMSC during 1997. The Company is not currently providing any software support to AMSC nor is it marketing Flexcell to any third parties.

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

     The Federal Communications Commissions ("FCC") has allocated the cellular telephone systems frequencies in the 800 MHz band of the radio spectrum. Each of the two licenses in a cellular market is assigned 416 frequency pairs. Each conversation on a cellular system occurs on a pair of radio talking paths, thus providing full duplex (i.e., simultaneous two-way) service. Two significant features of cellular telephone systems are: (i) frequency reuse, enabling the simultaneous use of the same frequency in two adequately separated cells, and
(ii) call hand-off. A cellular telephone system's frequency reuse and call hand-off features result in highly efficient use of available frequencies and enable cellular telephone systems to process more simultaneous calls and service more users over a greater area than conventional mobile telephone systems.

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

     During 1997, the Company completed testing of its TDMA digital voice and features network in conjunction with Northern Telecom. Vanguard was selected to serve as the test site for North Telecom's TDMA hardware and software. The tests were successful and led to the introduction of IS-136 TDMA digital voice using new 13Kb vocoders (voice encoders) and features in Myrtle Beach, South Carolina and the Southern Pennsylvania region in the fourth quarter of 1997. The Company's remaining markets began to offer digital service during the first half of 1998. The substantial majority of the cellular equipment currently employed by the Company in its systems is "TDMA ready" and can work in either an analog or digital mode. As a result, the Company should be able to transition from analog to digital mode with minimal expense. However, one or more of the technologies currently utilized by the Company or implemented in the future may not be preferred by its customers or may become obsolete. If either event occurs, it could result in the Company undergoing a conversion which could involve significant expense. Pending such a conversion, the Company could be at a competitive disadvantage.


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

   In the Company's markets, its cellular competitors are affiliates of the following companies:



MARKET                                        CELLULAR COMPETITOR
--------------------------------------------- ----------------------------------------------
      Allentown, PA/NJ ...................... Bell Atlantic Mobile
      Altoona, PA ........................... ALLTEL Corporation
      Harrisburg, PA ........................ ALLTEL Corporation
      Lancaster, PA ......................... ALLTEL Corporation
      Reading, PA ........................... Bell Atlantic Mobile
      State College, PA ..................... ALLTEL Corporation
      Wilkes Barre/Scranton, PA ............. ALLTEL Corporation
      Williamsport, PA ...................... ALLTEL Corporation
      York, PA .............................. ALLTEL Corporation
      Wayne, PA (PA-5 RSA) .................. ALLTEL Corporation
      Union, PA (PA-8 RSA) .................. ALLTEL Corporation
      Chambersburg, PA (PA-10 East RSA) ..... ALLTEL Corporation
      Mifflin, PA (PA-11 RSA) ............... Bell Atlantic Mobile
      Lebanon, PA (PA-12 RSA) ............... ALLTEL Corporation
      Binghamton, NY/PA ..................... Frontier/Bell Atlantic Mobile
      Elmira, NY ............................ Frontier/Bell Atlantic Mobile
      Charleston, WV ........................ ALLTEL Corporation
      Huntington, WV/OH/KY .................. ALLTEL Corporation
      Parkersburg/Marietta WV/OH ............ ALLTEL Corporation
      Mason, WV (WV-l East RSA) ............. Bell Atlantic/Mobile
      Logan, WV (WV-6 RSA) .................. ALLTEL Corporation
      Perry, Ohio (OH-10 RSA) ............... ALLTEL Corporation
      Ross, Ohio (OH-9 RSA) ................. U.S. Cellular Corp.
      Portland, ME .......................... Northeast Cellular/U.S. Cellular Corp.
      Portsmouth, NH/ME ..................... Saco River Cellular, Inc./U.S. Cellular Corp.
      Bar Harbor, ME (ME-4 RSA) ............. U.S. Cellular Corp.

     COMPETITION FROM OTHER TECHNOLOGIES. In addition to competition from the other cellular carrier in each of its markets, the Company faces competition from PCS, Enhanced Specialized Mobile Radio ("ESMR") system operators, and resellers of cellular and other facilities-based services.

     Licensing for broadband PCS was divided by the FCC into 51 Major Trading Areas ("MTAs") and 493 Basic Trading Areas ("BTAs") based upon geographic boundaries described in the 1992 Rand McNally Commercial Atlas & Marketing Guide. Each of two licensees holds 30 MHz of PCS spectrum in each MTA, one licensee holds 30 MHz of PCS spectrum in each BTA and each of three licensees holds 10 MHz of PCS spectrum in each BTA. The FCC's rules limit a cellular licensee to 45 MHz of aggregate spectrum in an area in which the cellular licensee provides cellular services to 10% or more of the population. The FCC's imposed 45 MHz cap for combined PCS/cellular spectrum is now being considered for elimination by the FCC. Cellular licensees are not limited by the two 10 MHz PCS license limitations outside of the areas in which they operate cellular systems.

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

     During all of 1997, the Company competed with a PCS operator in its Myrtle Beach RSA. In addition, during the year, the construction of towers and other wireless infrastructure by other competitive PCS providers occurred in many of the Company's other markets. During 1998 the Company competed with PCS operators in 16 of its markets. The Company considers Omnipoint and Sprint PCS to be two of the most significant PCS operators in its markets and is aware of site acquisition, zoning and construction of infrastructure by other competitive PCS providers in several of its other markets.

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

     Cellular system licensees are required by FCC policy to provide wholesale cellular service to qualified resellers. A reseller provides cellular service to customers but is not itself an FCC cellular license holder. A reseller typically buys capacity on a cellular telephone network and is assigned a block of cellular telephone numbers from a cellular carrier. The reseller markets provide wireless telephone service through their own distribution channels to the public. In this way, a reseller is not only a customer of the cellular telephone licensee's service, but also competes with the licensee for customers. To date, the Company has no resellers operating in its markets.

     Plans to construct and launch Low Earth Orbit satellites ("LEOs"), such as Motorola's Iridium project which recently became operational, are viewed as a feasible means of providing wireless phone service to remote areas that would otherwise be unattractive to other wireless operators. The service can therefore be viewed as complementary (not competitive with cellular), particularly since LEOs are expected to eventually offer their connection services to wireless operators in their service areas.

     In February 1997, the U.S. entered into a World Trade Organization treaty stipulating global telecommunications standards. The agreement requires the U.S. to permit foreign investors to hold indirect ownership of commercial mobile radio services ("CMRS") licenses in the U.S.. These changes will permit additional foreign investment and participation in the U.S. wireless marketplace and therefore may enhance competition.

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

     The Company is preparing for the more competitive environment represented by the build out of PCS and other digitally based communications technologies by building out and enhancing its cellular telephone networks including the conversion of its own networks to digital technology, increasing the quality of coverage in its service areas, and by offering new features, products and services to its customers that the Company believes will be competitive with future communications providers that may utilize digital technology. See " -- Products and Services." The Company believes that it can effectively compete by utilizing its experience in developing and operating cellular networks and by virtue of the barriers imposed by its extensive existing system footprint. The Company believes that it has developed strong distribution channels and customer service capabilities overseen by an experienced management team. The Company's cellular systems are primarily located in suburban and rural markets into which management believes new PCS licensees are likely to enter only after initiation of PCS operations in higher density markets which may be more economically attractive. The Company will offer roaming services to PCS customers and has already entered into several roaming contracts to do so.


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

     In 1994, the Company filed for renewal of one expiring license (for the Allentown-Bethlehem-Easton, PA/NJ MSA) which was originally granted by the FCC in 1985. In 1995, the Company filed for renewal of two expiring licenses (for the Northeast Pennsylvania, PA and Harrisburg, PA MSAs) which were originally granted by the FCC in 1986. In 1997 and 1998, the Company filed for renewal of eight and six additional MSA licenses, respectively which were originally granted in 1987 and 1988. All license renewals were granted. The Company believes that it has met and will continue to meet all requirements necessary to secure renewal of its remaining cellular licenses which are scheduled to expire between 1999 and 2006. However, there can be no assurances that any such licenses will be renewed.

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

     The Telecom Act requires state public utilities commissions and/or the FCC to implement policies that mandate cost-based reciprocal compensation between cellular carriers and local exchange carriers for interconnection services. The Company believes that implementation of these policies has resulted in a substantial decrease in interconnection expenses incurred by the Company. Pursuant to the requirements of the Act, the Company entered into negotiations with all of the local exchange carriers who provide interexchange service to the Company and its customers. These negotiations have resulted in contracts containing significant decreases in the rates charged by many of the LEC's and have also provided for the LEC to pay reciprocal compensation to the Company for calls the Company terminates to its customers. The Company has not yet concluded negotiations with all of these LEC's. These contractual arrangements must be reviewed by state public utility commissions within 90 days of submission, or the agreements will become effective automatically.

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

     Zoning and planning regulation is becoming more restrictive with the addition of PCS carriers which are seeking sites for network construction as well. The industry is seeking relief from local laws which arbitrarily restrict the expansion of cellular networks. The Telecom Act provides potential limited relief by permitting the FCC to preempt states and localities from applying regulations in a manner which has the effect of prohibiting construction and operation of new cell sites. Members of Congress have introduced legislation to strip the FCC of the power to preempt states and localities. It is unknown if these attempts will be successful.

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

     In the first quarter of 1998, the Company participated in the FCC's Local Multipoint Distribution Service ("LMDS") auction, which concluded on March 25, 1998. The Company was the high bidder for 22 LMDS Basic Trading Area ("BTA") licenses, with an aggregate bid of $8.9 million. The majority of these licenses are in the same markets as the Company's existing cellular operations. In June 1998, the licenses were issued. LMDS frequencies may be used for a variety of technologies, including traditional wireless telephony, competitive local exchange service, and broadband data transmissions including Internet, video and others.

     INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND FOREIGN INVESTMENTS. At December 31, 1998, the Company owned approximately 29% of the outstanding stock of International Wireless Communications Holdings, Inc. ("IWCH"), in which the Company has previously invested an aggregate of $24.8 million and had provided loans of $5.7 million as discussed below. IWCH is a development stage company specializing in securing, building and operating wireless businesses, primarily in Asia and Latin America. International Wireless Communications Holdings, Inc., International Wireless Communications, Inc., Radio Movil Digital Americas, Inc., International Wireless Communications Latin America Holdings, Ltd. and Pakistan Wireless Holdings Limited (collectively, "IWC") filed separate petitions for relief under Chapter 11 of the United States Bankruptcy Code on September 3, 1998. Pursuant to Bankruptcy Court approval on October 28, 1998, the Company has provided IWC with post-petition debtor-in-possession financing in the amount of $4.6 million on a senior secured and administrative priority basis (the "Financing"). The Financing will mature upon the earlier of (i) October 20, 1999, (ii) the date of declaration of events of default by the Company (as described in the Financing documents) and (iii) the effective date of an order of the Bankruptcy Court confirming a Plan of Reorganization (The "Plan") for any of the above-referenced debtors (which pursuant to an order of confirmation entered on March 26, 1999, could occur any time on or after April 9, 1999). At IWC's option, the Financing, along with interest and fees earned under the Financing, may be converted into equity of the reorganized debtors under the Plan. The Financing was fully funded by the Company in November, 1998. The Company has also entered into an Interim Operating Agreement with IWC ("Interim Operating Agreement") which provides, among other things, that IWC is granted authority to exercise day-to-day control over the Company's investment in Pakistan Mobile Communications (Pvt) Ltd. ("PMCL") during the course of the Chapter 11 cases and the Company is granted authority to exercise day-to-day control over IWC's interests in Star Digitel Limited ("SDL") during the course of the Chapter 11 cases. The Bankruptcy Court approved the Interim Operating Agreement at a hearing on October 28, 1998.

     On the effective date of the Plan, and pursuant to the Plan, the transactions described below, among others, will occur. The Company will transfer any interests which it holds as of the effective date, either directly or indirectly, in Pakistan Wireless Holdings Limited ("PWHL"), International Wireless Communications Pakistan, Limited ("IWCPL") and Pakistan Mobile Communications (Pvt) Ltd. ("PMCL") to an entity which is a subsidiary of IWC (the "New Pakistan Entity"). In addition, as of the effective date, the Company is deemed to have waived certain distributions to which it would have been entitled arising out of certain indebtedness owed by the foregoing entities in the approximate principal amount of $4 million, and shall receive warrants issued by the New Pakistan Entity which, if exercised in full, would result in the Company receiving 15% of the common stock of the New Pakistan Entity.

     On the effective date of the Plan, the Company will assign and transfer all of its direct and indirect equity interests in Star Digitel Ltd. ("SDL") which it or any Affiliate held as of August 21, 1998, to a new subsidiary or Affiliate, called herein "New Vanguard Sub," to which, pursuant to the Plan, the Company was to provide no less than $5 million in cash for capital calls. The Company believes that it has met that obligation.

     On the effective date of the Plan, the Company will cause New Vanguard Sub to issue and distribute warrants to Reorganized IWCH (the "NVS Warrants"). The NVS Warrants are exercisable from and including the effective date until the fifth anniversary of the effective date. The NVS Warrants give Reorganized IWCH the right to purchase up to 17.5% of the issued and outstanding common stock of New Vanguard Sub on a fully diluted basis at a nominal exercise price of one cent per share. The NVS Warrants shall also contain standard anti-dilution protections.

     On the effective date of the Plan, IWC will also transfer to New Vanguard Sub its entire direct and indirect equity interests in SDL, together with all equity or profit participation interests in SDL, or accrued as a result of capital calls or other similar contributions related to the above described interests that they held as of August 21, 1998, including, without limitation, their rights under an Amended and Restated Shareholders Agreement among SDL, Star Telecom, IWC China and Vanguard China, Inc. dated as April 4, 1997, as amended, and a Subscription Agreement among SDL, Star Telecom, and IWC China dated as of September 23, 1996.

     The Company records its proportionate share of losses of IWC under the equity method of accounting. During 1996, 1997 and 1998, the Company recognized an amount of losses on the equity method from IWC that was equal to the Company's equity investment as well as the Financing investment.

     During the first quarter of 1997, the Company entered into a stock purchase agreement to purchase from an unrelated third party 7% of the outstanding shares of SDL, a Hong Kong company whose principal business activities relate to the provision and development of cellular telecommunications services in the People's Republic of China. SDL is a development stage company, and as such, is expected to incur operating losses for the foreseeable future. Through December 31, 1998, the Company had invested $12.6 million in SDL and has provided $5.0 million in shareholder loans. SDL requires capital to construct, operate and expand its cellular systems, SDL has met its capital requirements primarily through bank financing, equipment loans and shareholder investments. During 1998, SDL sought additional third party debt or equity financing in order to continue its operations. As of March 1999, SDL had been unsuccessful in obtaining additional outside financing and the shareholders had not agreed to contribute sufficient capital to maintain operations and existing obligations. With the uncertainty of SDL as a going concern for 1999, the Company decided to writeoff its total remaining investment in SDL resulting in a $14.4 million charge to net losses from unconsolidated investments. Additionally, the Company had guaranteed obligations of SDL totalling $16.9 million, of which $16.6 million were called for payment in February 1999. As a result, the Company accrued a liability totaling $16.9 million at December 31, 1998, representing the expected funding of loan guarantees of SDL.

     During 1997, the Company acquired a 12% equity interest in IWCPL for $7.0 million. IWCPL owns approximately 59% of the equity in Pakistan Mobile Communications (Pvt) Ltd., ("PMCL") a Pakistan company that owns and operates the cellular license in Pakistan. Through December 31, 1998, the Company had invested $10.2 million in IWCPL, and has provided $3.6 million in debt financing. The Company records its proportionate share of the losses of IWCPL under the equity method of accounting.

     During the third quarter of 1998 the Company caused certain letters of credit to be issued in favor of ABN AMRO Bank N.V. and Motorola, Inc. as security for certain obligations owed to those letter of credit beneficiaries by PMCL. The Company's total obligations under the letter of credits are $3.1 million. Vanguard Pakistan Inc., an indirect subsidiary of the Company, has also entered into a Contribution and Indemnity Agreement with other shareholders of PMCL. Under that agreement, Vanguard Pakistan, Inc. agreed to pay a percentage, equal to its percentage shareholding in PMCL, of no more than 25% of certain increased costs that may be incurred by one of the letter of credit beneficiaries. The Company's maximum potential liability under the Contribution and Indemnity Agreement is approximately $418,000. Additionally, upon the effective date of the plan of reorganization for IWC by the Bankruptcy Court (which pursuant to the order of confirmation entered on March 26, 1999, could occur any time on or after April 9, 1999), the Company will cause to be issued approximately $7.4 million in letters of credit to the same beneficiaries noted above.

     Upon the effective date of the Plan and the exchange of the Company's interest in IWCPL for IWC's interest in SDL, the Company will evaluate its $13.1 million net investment in Pakistan with respect to its net realizable value as a part of SDL due to the uncertainty of SDL's ability to continue as a going concern.

     INTERoACT SYSTEMS, INC. As of December 31, 1998, the Company had invested $10.0 million in the common stock of InteroAct Systems, Inc. (InteroAct) and $8.0 million in InteroAct's convertible preferred stock for an ownership interest of approximately 24%. InteroAct is a development stage company that provides consumer product manufacturers and retailers (currently supermarkets) the ability to offer targeted promotions to retail customers at the point of entry of a retail outlet through an interactive multi-media system utilizing ATM-like terminals.

     During 1996, InteroAct completed the sale of 142,000 units ("Units") of 14% Senior Discount Notes due 2003, which have been exchanged for identical notes registered with the Securities and Exchange Commission ("SEC") and warrants to purchase shares of common stock at $.01 per share. The Company purchased for $12.0 million a total of 18,000 Units consisting of $18.0 million principal amount at maturity of these 14% Senior Discount Notes and warrants to purchase 132,012 shares (subsequently increased to 169,722) of common stock. At issuance, the Company allocated, based upon the estimated fair values, $8.9 million and $3.1 million to the debentures and warrants purchased by the Company, respectively. The shares issuable upon the exercise of these warrants currently represent approximately 2% of InteroAct's outstanding common stock. In addition, under a stock warrant agreement, the Company has the right to acquire at any time prior to May 5, 2005 an aggregate of 900,113 shares of common stock for $23.50 per share, which shares presently represent approximately 10% of the outstanding common stock of InteroAct.

     InteroAct has incurred net losses since its inception. The net losses are expected to be significant in future years as InteroAct continues the rollout of its systems in retail supermarkets. The Company records its proportionate share of these losses under the equity method of accounting. The Company's equity and warrant investment was reduced to zero through the recognition of equity method losses during 1997 and 1998. As of June 30, 1998, the Company's total investment in InteroAct was reduced to zero through the recognition of equity method losses. As a result, the Company suspended the recognition of losses attributable to InteroAct until such time that equity method income becomes available to offset the Company's share of InteroAct's future losses or the Company made further investments in InteroAct. In the third quarter of 1998, the Company invested an additional $8.0 million in InteroAct. Accordingly, during the third and fourth quarters of 1998 the Company recognized $5.7 million in equity method losses and expects to recognize additional equity method losses in 1999 based upon its proportionate share of the losses of InteroAct to the extent of the remianing carrying value of its investments in InteroAct.

     In addition to the current ownership held by the Company, certain officers, directors and entities affiliated with certain directors of the Company maintain an additional 27% ownership interest in InteroAct.

     OTHER. The Company formerly held a 50% investment in a joint venture known as Eastern North Carolina Cellular Joint Venture ("ENCCJV") created to acquire, own and operate various cellular markets located primarily in eastern North Carolina. In August 1998, the Company sold its interest in the joint venture for $30.0 million recognizing a gain of approximately $18.0 million.

     During 1994 and 1995, the Company invested $35.0 million in cash and received additional shares of stock worth $7.7 million as compensation for a management services agreement with Geotek Communications, Inc. ("Geotek"), a company which was developing a wireless communications network using FHMA technology. As a result of permanent impairments to Geotek's stock price as well as a filing of petitions for relief by Geotek under Chapter 11 of the Bankruptcy Code during 1998, the Company wrote off its investment in Geotek during 1997 and 1998.


EMPLOYEES

     As of December 31, 1998, the Company had approximately 1800 full-time employees, including approximately 650 employees associated with its sales force. None of those employees are represented by a labor organization. Management considers its employee relations to be good.

                              CERTAIN DEFINITIONS

     Certain terms used in this Form 10-K are defined with particular meanings as used herein.

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

     WIRELINE LICENSE: The license for a market initially awarded (or renewed) to a Company or group that was affiliated with a local landline telephone carrier in such market.

ITEM 2. PROPERTIES

     The Company owns or leases certain properties in addition to the interests in cellular licenses presently owned by the Company. The Company leases its principal executive offices located in Greensboro, North Carolina, consisting of approximately 128,000 square feet of office space. The Company either owns or leases under long-term contracts 429 cell site locations, six cellular switch locations and certain office and retail space in its operating cellular markets. Rent expense under operating leases was $13.8 million in 1998.


ITEM 3. LEGAL PROCEEDINGS

     As of December 31, 1998, Vanguard owned approximately 29% of the outstanding common stock of International Wireless Communications Holdings, Inc. ("IWCH"). Vanguard's investment in IWCH has a carrying value of zero. IWCH is a development stage company specializing in securing, building and operating wireless businesses, primarily in Asia and Latin America. IWCH and its affiliates, International Wireless Communications, Inc., Radio Movil Digital Americas, Inc., International Wireless Communications Latin America Holdings, Ltd. And Pakistan Wireless Holdings Limited filed separate petitions for relief under Chapter 11 of the United States Bankruptcy Code on September 3, 1998. A Plan of Reorganization (the "Plan") was submitted by IWCH.

     On January 22, 1999, a group of IWCH shareholders filed a complaint in the Supreme Court of the State of New York (Warburg Dillon Read, ET AL. v. Vanguard Cellular Systems, Inc. ET AL) against Vanguard and certain of Vanguard's and IWCH's directors and officers, alleging fraud and misrepresentation in connection with the merger of Radio Movil Digital Americas into a subsidiary of IWCH. The complaint seeks $81 million in compensatory damages and $325 million in punitive damages. The plaintiffs are former Radio Movil shareholders who received IWCH Series I Preferred Stock as consideration in the merger.

     In addition, on December 16, 1998, another group of IWCH shareholders, who formerly were Radio Movil Shareholders, filed a complaint in the U.S. District Court for the District of Delaware (Loeb Partners Corporation, ET AL v. Griffin, ET AL.) against present and former officers and directors of IWCH (including certain present and former officers and directors of Vanguard) seeking damages in excess of $3.5 million with respect to the Radio Movil transaction. In addition, in the course of the IWCH bankruptcy proceeding, certain other shareholders of IWCH have asserted in the filings with the court that they have claims against Vanguard or individual current or former officers and directors of Vanguard in connection with IWCH.

     On March 26, 1999, the bankruptcy court confirmed the IWCH plan of reorganization as submitted, with one modification. Upon the effective date, which could occur any time on or after April 9, 1999, Vanguard and Vanguard officers and directors are released from claims by IWCH and IWCH bondholders under the release provisions of the Plan. Direct (i.e., non-derivative) claims against Vanguard or its officers and directors by shareholders of IWCH, including those stated in the above described suits, are not released under the Plan, as modified. The Company believes that the allegations of the shareholder suits are without merit and intends to vigorously defend such suits.

     On March 16, 1999, the Company received a letter from a California attorney purporting to represent Star Digitel, in which he threatened that Star Digitel would sue Vanguard, a Vanguard affiliate, and a director of Vanguard, on the grounds that Vanguard, the Vanguard affiliate and the Vanguard director failed to fulfill certain alleged promises to raise funds for Star Digitel, to assist Star Digitel in finding a strategic investment partner, and to assist Star Digitel in resolving disputes with a commercial equipment supplier. The letter asserts that the damages could exceed $500 million. Star Digitel filed suit containing causes of action for breach of contract, fraud and misrepresentation, consistent with the above description, in Federal District Court in Los Angeles on March 23, 1999. The Company believes that the allegations of the suit are without any merit and intends to vigorously defend such litigation.

     Other legal proceedings pending against the Company or any of its subsidiaries are routine filings with the FCC and state regulatory authorities and customary regulatory proceedings pending in connection with acquisitions and interconnection rates and practices, proceedings concerning the telecommunications industry generally and other proceedings arising in the ordinary course of business.

     Management believes, even if resolved unfavorably to the Company, the above legal proceedings would not have a materially adverse effect on the Company's business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of the Company during the quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS


PRICE RANGE OF COMMON STOCK



                                  1998                    1997
                         ----------------------- -----------------------
                             HIGH        LOW         HIGH        LOW
                         ----------- ----------- ----------- -----------
  First Quarter ........  $  20.19    $  11.63    $  16.25    $  11.13
  Second Quarter .......     20.00       16.50       14.50        9.25
  Third Quarter ........     25.25       17.88       16.00       13.38
  Fourth Quarter .......     26.63       18.69       16.94       11.38

     The high and low bid prices are as reported by the NASDAQ National Market System. These price quotations reflect inter-dealer prices, without mark-down or commissions, and may not necessarily represent actual transactions. On March 22, 1999, there were approximately 761 shareholders of record.

     As discussed in Note 4 to the Consolidated Financial Statements in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7, the covenants under the Company's long-term credit facility limit the payment of cash dividends on common stock. The Company has not paid any cash dividends on its common stock since its inception and does not anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA



                                                                    FOR THE YEARS ENDED
                                                                        DECEMBER 31
                                                                 --------------------------
                                                                      1998         1997
                                                                 ------------- ------------
                                                                   (AMOUNTS IN THOUSANDS,
                                                                   EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
 Revenue:
   Service revenue .............................................  $   385,826   $ 349,638
   Cellular telephone equipment revenue ........................       34,984      23,328
   Other .......................................................          896       1,552
                                                                  -----------   ---------
                                                                      421,706     374,518
                                                                  -----------   ---------
 Costs and expenses:
   Cost of service .............................................       30,187      34,443
   Cost of cellular telephone equipment ........................       56,889      40,223
   General and administrative ..................................      106,892     100,913
   Marketing and selling .......................................       76,244      75,794
   Merger and other costs ......................................        4,684          --
   Depreciation and amortization ...............................       82,960      73,881
                                                                  -----------   ---------
                                                                      357,856     325,254
                                                                  -----------   ---------
 Income from operations ........................................       63,850      49,264
 Interest expense ..............................................      (55,876)    (57,257)
 Net earnings (losses) from unconsolidated investments (a) .....      (70,395)    (46,124)
 Gain on dispositions (b) ......................................      268,359         317
 Other, net ....................................................          956       1,073
                                                                  -----------   ---------
 Income (loss) before income taxes .............................      206,894     (52,727)
 Income tax (provision) benefit (c) ............................     (112,642)     48,635
                                                                  -----------   ---------
 Income (loss) before extraordinary item .......................       94,252     (10,027)
 Extraordinary item (d) ........................................      (20,005)         --
                                                                  -----------   ---------
 Net income (loss) .............................................  $    74,247   $ (10,027)
                                                                  ===========   =========
NET INCOME (LOSS) PER COMMON SHARE:
 Earnings (loss) per common share -- basic
   Net income (loss) before extraordinary loss .................  $      2.54   $   (0.25)
   Extraordinary loss, net of income tax .......................  $     (0.54)  $      --
   Net income (loss) ...........................................  $      2.00   $   (0.25)
   Weighted average number of common shares outstanding                37,156      40,224
 Earnings (loss) per common share -- assuming dilution
   Net income (loss) before extraordinary loss .................  $      2.43   $   (0.25)
   Extraordinary loss, net of income tax .......................  $     (0.52)  $      --
   Net income (loss) ...........................................  $      1.91   $   (0.25)
   Weighted average number of diluted common shares
    outstanding ................................................       38,791      40,224

OTHER DATA:
 Capital expenditures (e) ......................................  $    99,139   $ 121,662
 EBITDA (f) ....................................................  $   151,494   $ 123,145
 Total subscribers in majority owned markets at year end .......          664         645

BALANCE SHEET DATA (END OF PERIOD):
 Working capital (deficiency) ..................................  $    34,703   $  64,328
 Property and equipment, net ...................................      345,108     371,343
 Total assets ..................................................      753,726     827,961
 Long-term debt (including current portion) ....................      568,276     768,967
 Shareholders' equity ..........................................      100,757         910



                                                                    FOR THE YEARS ENDED DECEMBER 31
                                                                 --------------------------------------
                                                                     1996         1995         1994
                                                                 ------------ ----------- -------------
                                                                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
                                                                                  DATA)
STATEMENT OF OPERATIONS DATA:
 Revenue:
   Service revenue .............................................  $ 282,694    $ 217,440    $ 146,417
   Cellular telephone equipment revenue ........................     15,120       15,647       18,529
   Other .......................................................      4,240        2,984        3,055
                                                                  ---------    ---------    ---------
                                                                    302,054      236,071      168,001
                                                                  ---------    ---------    ---------
 Costs and expenses:
   Cost of service .............................................     31,678       27,043       21,008
   Cost of cellular telephone equipment ........................     25,372       25,605       29,933
   General and administrative ..................................     80,057       60,489       44,019
   Marketing and selling .......................................     62,384       54,906       37,102
   Merger and other costs ......................................         --           --           --
   Depreciation and amortization ...............................     48,635       36,170       24,073
                                                                  ---------    ---------    ---------
                                                                    248,126      204,213      156,135
                                                                  ---------    ---------    ---------
 Income from operations ........................................     53,928       31,858       11,866
 Interest expense ..............................................    (46,199)     (38,293)     (22,126)
 Net earnings (losses) from unconsolidated investments (a) .....     (9,344)      (2,261)         206
 Gain on dispositions (b) ......................................      2,958        1,787         (339)
 Other, net ....................................................        997         (104)      (3,552)
                                                                  ---------    ---------    ---------
 Income (loss) before income taxes .............................      2,340       (7,013)     (13,945)
 Income tax (provision) benefit (c) ............................      4,109           --           --
                                                                  ---------    ---------    ---------
 Income (loss) before extraordinary item .......................      6,449       (7,013)     (13,945)
 Extraordinary item (d) ........................................         --           --       (8,402)
                                                                  ---------    ---------    ---------
 Net income (loss) .............................................  $   6,449    $  (7,013)   $ (22,347)
                                                                  =========    =========    =========
NET INCOME (LOSS) PER COMMON SHARE:
 Earnings (loss) per common share -- basic
   Net income (loss) before extraordinary loss .................  $    0.16    $   (0.17)   $   (0.36)
   Extraordinary loss, net of income tax .......................  $      --    $      --    $   (0.22)
   Net income (loss) ...........................................  $    0.16    $   (0.17)   $   (0.58)
   Weighted average number of common shares outstanding              41,320       41,100       38,628
 Earnings (loss) per common share -- assuming dilution
   Net income (loss) before extraordinary loss .................  $    0.15    $   (0.17)   $   (0.36)
   Extraordinary loss, net of income tax .......................  $      --    $      --    $   (0.22)
   Net income (loss) ...........................................  $    0.15    $   (0.17)   $   (0.58)
   Weighted average number of diluted common shares
    outstanding ................................................     41,898       41,100       38,628

OTHER DATA:
 Capital expenditures (e) ......................................  $ 130,805    $ 129,894    $  62,632
 EBITDA (f) ....................................................  $ 102,563    $  68,028    $  35,939
 Total subscribers in majority owned markets at year end .......        513          381          245

BALANCE SHEET DATA (END OF PERIOD):
 Working capital (deficiency) ..................................  $  (5,962)   $   4,997    $  (1,778)
 Property and equipment, net ...................................    313,800      225,206      120,325
 Total assets ..................................................    730,581      596,577      431,711
 Long-term debt (including current portion) ....................    629,954      522,143      348,649
 Shareholders' equity ..........................................     33,451       29,048       39,207

---------
(a) The Company owns 3.3 million shares of Geotek Common Stock. During 1997, the Company recorded a loss of $32.7 million on this investment as declines in the market value of Geotek common stock were deemed to be other than temporary. In addition during 1997, the Company recorded losses of $13.4 million on its investments in IWC, InteroAct, SDL and IWCPL. During 1998, the Company recorded additional losses related to its investments in Geotek, IWC, InteroAct, SDL and IWCPL including the establishment of a valuation allowance of $31.3 million related to the Company's investment in SDL.

(b) During 1998, the Company sold its ownership interests in the Myrtle Beach, SC, RSA, Pensacola, FL MSA and Fort Walton Beach, FL MSA and its interest in the Eastern North Carolina Cellular Joint Venture for total proceeds of approximately $369.0 million.

(c) In 1997 and 1996, the Company recognized a deferred income tax benefit of $42.7 million and $5.0 million, respectively, net of current income tax expense of $0 and $891,000, respectively. In prior years, the Company made the determination that it was uncertain that its net deferred income tax assets would be realized. See -- Item 7. Management's Discussion and Analysis of Results of Operations and Financial Position.

(d) The extraordinary items for the years ended December 31, 1998 and 1994 of $20.0 million and $8.4 million, respectively, reflect the write-off of deferred financing costs associated with the Company's credit facilities that were replaced during 1998 and 1994 and the costs associated with the 1998 tender offer for the Company's Debentures.

(e) Capital expenditures excluded fixed assets obtained through acquisitions of businesses.

(f) EBITDA consists of income (loss) from operations before income taxes, depreciation and amortization and merger and other costs. Although EBITDA is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles ("GAAP"), management believes that it is useful to a prospective investor because it is a measure widely used in the cellular industry to evaluate a Company's operating performance. EBITDA, however, should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of liquidity or profitability.

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


     OVERVIEW

     As of October 2, 1998, the Company entered into an Amended and Restated Agreement and Plan of Merger, (the "Merger Agreement") with AT&T and its wholly owned subsidiary, Winston, Inc. Under the terms of the agreement, the Company will be merged into Winston, Inc. and each of the Company's outstanding shares of Class A Common Stock, par value $.01 per share (other than dissenting shares), will, at each shareholder's option, be converted into the right to receive either $23.00 cash or 0.59805 (as adjusted to reflect a three-for-two stock split declared by AT&T on March 17, 1999) shares of AT&T common stock, subject to the limitation that the overall consideration for such shares will consist of 50% cash and 50% AT&T common stock.

     The Company's Board of Directors and the Board of Directors of AT&T have approved the transaction. The transaction is subject to the approval of the Company's shareholders and to certain other conditions.

     The Merger Agreement contains certain restrictions on the conduct of the Company's business prior to the consummation of the merger. Pursuant to the Merger Agreement, the Company has agreed for the period prior to the merger to operate its business in the ordinary course, to refrain from taking various corporate actions without the consent of AT&T, and not to solicit or enter into negotiations or agreements relating to a competing business.

     A special shareholders' meeting to consider Merger Agreement is the scheduled to be held April 27, 1999. Reference is made to the copy of the Merger Agreement filed with the SEC as Exhibit 2(a) to the Company's Report on Form 8-K dated December 31, 1998.


     YEARS ENDED DECEMBER 31, 1998 AND 1997

     On June 30, 1998, the Company completed the sale of its Myrtle Beach, SC RSA market (the "Myrtle Beach Market"). The Myrtle Beach Market subscriber base was approximately 34,000. On September 30, 1998, the Company completed the sale of its Pensacola, FL MSA and Fort Walton Beach, FL RSA markets (the "Florida Markets"). The Florida Markets' subscriber base was approximately 55,000. Operating results for 1997 contain revenues and expenses generated by the operation of these markets; however, the operating results for 1998 contain only six months of revenue and expenses for the Myrtle Beach Market, and nine months of revenue and expenses for the Florida Markets. Consequently, the comparison of the results of operations for the years ended December 31, 1997 and 1998 as presented is not a comparison of like operations. To provide a more meaningful comparison of operating results, additional analysis is presented below comparing the Company's operating results for 1997 and 1998 excluding from both periods the revenues and expenses of the Myrtle Beach and Florida Markets ("Like Operations").

     Service revenue in 1998 rose 10% to $385.8 million from $349.6 million in 1997, and rose 16% in a comparison of Like Operations for the same periods. This increase was primarily the result of a 19,000 or 3% increase in the number of subscribers in the Company's markets to approximately 664,000 at the end of 1998, as compared to approximately 645,000 in 1997. For Like Operations, the subscriber base increased by approximately 97,500 or 17% during 1998. Penetration, computed as a percentage of the Company's subscribers to total POPs in the Company's cellular markets, increased to 9.8% in 1998 from 8.5% last year. The increase in subscribers is the result of the growing acceptance of cellular communications and the Company's efforts to capitalize on this increasing acceptance through an expanded sales and distribution network. Churn, the monthly rate of customer deactivations expressed as a percentage of the subscriber base, decreased to 2.0% in 1998 from 2.2% in 1997.

     Service revenue attributable to the Company's own subscribers (local revenue) increased 7% during 1998 (12% for Like Operations) to $318.3 million as compared to $297.5 million in 1997. Average monthly local revenue per subscriber declined 6% to $40 in 1998 compared to $43 in 1997. This decline was primarily due to the continued pattern of increased incremental penetration into the segment of consumers who generally use their cellular phones less frequently. Service revenue generated by nonsubscribers roaming into the Company's markets increased 29% to $67.5 million in 1998 (44% for Like Operations) as compared to $52.1 million in the prior year. This increase was the result of increased usage partially offset by continued reductions in daily access and usage rates. The reduced rates affect the Company as both a provider and a purchaser of roaming services. Local revenue combined with roaming revenue resulted in overall average monthly revenue per subscriber for 1998 of $49, a decline of 4% from $50 in the prior year.

     Cost of service as a percentage of service revenue decreased to 8% in 1998 from 10% in 1997 primarily as the result of a large increase in roaming revenue with little incremental associated costs. The Company expects cost of service as a percentage of service revenue to remain in the 8% to 10% range.

     General and administrative expenses increased 6% or $6.0 million during 1998 (17% for Like Operations) as compared to 1997, primarily as a result of increased costs associated with higher levels of staffing in the customer operations and technical service areas, and from increased bad debt expense associated with the larger subscriber base. General and administrative expense as a percentage of service revenue decreased from 29% in 1997 to 28% in 1998. For Like Operations, general and administrative expense as a percentage of service revenue was 28% in both years.

     Marketing and selling expenses increased 1% to $76.2 million in 1998 (4% for Like Operations), compared to $75.8 million in 1997, but decreased as a percentage of service revenue from 22% in 1997 to 20% in 1998. During 1998, marketing and selling expenses including the net loss on cellular equipment ("Combined Marketing and Selling Expenses") increased to $98.1 million from $92.7 million in 1997. Combined Marketing and Selling Expenses per gross subscriber addition increased to $368 in 1998 from $330 last year.

     Depreciation and amortization expense increased $9.1 million or 12% in 1998 as compared to 1997. Contributing to this increase is the Company's decision to change the depreciable lives of its rental phone assets from 3 years to 1.5 years, which better reflects the useful life of this equipment. In 1998, this change increased depreciation expense by approximately $8.7 million. Property and equipment placed in service since January 1, 1998 of approximately $97.7 million also contributed to this increase.

     Interest expense decreased $1.4 million or 2% during 1998. This decrease resulted from a decrease in the interest rates charged and a decrease in average borrowings of approximately $5.6 million.

     Net losses from unconsolidated investments increased by $24.3 million. This increase resulted primarily from the write off of the Company's investments in and accrual of debt guarantees of Star Digitel Limited ("SDL"), an additional $15.8 million equity investment the Company made in International Wireless Communications Holdings, Inc. ("IWC") and an additional $8.0 million invested in InteroAct Systems, Inc. ("InteroAct"). The Company continues to recognize its proportionate share of the income and losses of its equity method investees. Additionally, on June 29, 1998, Geotek Communications, Inc. ("Geotek") announced the filing of voluntary petitions seeking protection under Chapter 11 of the Bankruptcy Code. Accordingly, the Company recognized an impairment loss of approximately $10.0 million in the 1998 period to reduce its investment in Geotek to zero. See "Liquidity and Capital Resources".

     In 1998, the Company recorded income tax expense of $112.6 million as a result of generating pre-tax net income of $206.9 million. This represents income taxes associated primarily with the generation of taxable income on the sale of the Florida Markets and Easten North Carolina Cellular Joint Venture ("ENCCJV") during the third quarter of 1998 and the sale of the Myrtle Beach Market during the second quarter of 1998.

     In 1998, the Company reported net income before extraordinary item of $94.3 million or $2.54 basic net income per common share as compared to a net loss in 1997 of $10.0 million or $0.25 basic net loss per common share. This $104.3 million increase in net income before extraordinary item is primarily attributable to the gain on the sale of the Florida and Myrtle Beach Markets and the ENCCJV, offset by related income tax expense, and increases in losses from unconsolidated investments, depreciation expense and interest expense.

     In 1998, the Company reported an extraordinary loss of $20.0 million (after an income tax benefit of $13.3 million), or $0.54 per basic common share. In February 1998, the Company completed the closing of a $1 billion credit facility which refinanced its existing $675 million facility. In connection with this refinancing, the Company recorded an extraordinary loss of $4.0 million, net of a $2.6 million income tax benefit, which represented the write-off of all unamortized deferred financing costs related to the refinanced facility. In December 1998, the Company completed a tender offer for its 9 3/8% Senior Debentures and recorded an extraordinary loss of $16.0 million, net of a $10.7 million income tax benefit, in connection with this offer. The extraordinary loss includes the offer price, the consent payment, certain dealer manager fees, the remaining unamortized deferred financing costs and unamortized bond discount, and is offset by approximately $5.4 million of proceeds related to the termination of certain reverse interest rate swap transactions with Toronto Dominion and NationsBank. See "Liquidity and Capital Resources."


     YEARS ENDED DECEMBER 31, 1997 AND 1996

     Service revenue in 1997 rose 24% to $349.6 million from $282.7 million in 1996. This increase was primarily the result of a 132,000 or 26% increase in the number of subscribers in the Company's markets to approximately 645,000 in 1997, as compared to approximately 513,000 in 1996. Penetration, computed as a percentage of the Company's subscribers to total POPs in majority owned cellular markets, increased to 8.5% in 1997 from 6.8% in 1996. The increase in subscribers was the result of the growing acceptance of cellular communications and the Company's efforts to capitalize on this increasing acceptance through an expanded sales and distribution network. Churn, the monthly rate of customer deactivations expressed as a percentage of the subscriber base, remained constant between years at 2.2%.

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

     General and administrative expenses increased 26% or $20.9 million during 1997 as compared to 1996. General and administrative expenses as a percentage of service revenue increased from 28% to 29% in 1997. This increase was due primarily to compensation expense resulting from increases in the Company's employee base, generally in the areas of technical services, customer operations and new product development. General and administrative expenses as a percentage of service revenue are expected to stabilize and then decline slowly as the Company adds more subscribers without commensurate increases in general and administrative overhead and experiences higher utilization of the Company's existing personnel and systems.

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

     Net losses from unconsolidated investments increased by $36.8 million. This increase resulted primarily from higher operating, amortization and interest expenses incurred by InteroAct offset somewhat by the suspension of the Company's recognition of losses attributable to its equity method investments in IWC. The Company continues to recognize its share of the income and losses of its equity method investments in InteroAct, ENCCJV, SDL and International Wireless Communications Pakistan, Ltd. ("IWCPL"). Additionally, during 1997, the Geotek common stock price, as quoted on the NASDAQ National Market System, declined from $7.13 per share at December 31, 1996 to $1.53 per share at December 31, 1997. Based on Geotek's historical performance, including the significant current year decline in the market value of Geotek's common stock, the Company's management made the determination that the decline in Geotek's common stock price during 1997 was other than temporary. Accordingly, the Company recognized an unrealized holding loss of $32.7 million in the 1997 consolidated statement of operations in recording the Company's investment in Geotek common stock at its market value at December 31, 1997. This treatment was in accordance with the guidance provided by SFAS No. 115. Previously, unrealized holding losses related to the investment in Geotek common stock were recorded as a component of stockholders' equity in accordance with SFAS No. 115.

     The Company recognized a deferred income tax asset of $42.7 million in 1997 and a deferred income tax asset of $5.0 million, net of current income tax expense of $891,000 in 1996. During 1998 the Company entered into agreements to sell its Myrtle Beach Market as well as its interest in the ENCCJV. See "Liquidity and Capital Resources". These sales transactions were expected to generate substantial capital gains which would utilize an equivalent amount of the Company's accumulated net operating loss carryforwards. Based on these anticipated gains, management assessed that it was more likely than not that a significant portion of the Company's deferred income taxes would be realizable, and, accordingly, the Company recognized a total of $52.6 million of net deferred income tax assets as of December 31, 1997. Prior to 1996, the Company made the assessment that realization of its net deferred income tax assets was uncertain due primarily to its history of operating losses. See "Liquidity and Capital Resources -- Income Taxes."

     The Company reported a net loss of $10.0 million or $ 0.25 per share for 1997 as compared to net income of $6.5 million or $0.16 per share for 1996. This $16.5 million decline in net income was due primarily to the recognition of the unrealized holding loss on the Geotek investment and increases in depreciation and interest expense and losses from unconsolidated investments from the prior year, partially offset by the increase in the income tax benefit as compared to the prior year.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital to acquire, construct, operate and expand its cellular systems. Prior to entering into the Merger Agreement, the Company also explored, on an ongoing basis, possible acquisitions of cellular systems and properties as well as other investment opportunities, some of which have involved significant expenditures or commitments. In addition, although the initial buildout of its cellular system is complete, the Company will continue to construct additional cell sites and purchase cellular equipment to increase capacity as subscribers are added and usage increases, to expand geographic coverage, to provide for increased portable usage and to upgrade its cellular system for digital conversion and the implementation of new services. In 1998, the Company spent approximately $99.1 million on total capital expenditures and approximately $67.9 million in connection with investments and loans to unconsolidated affiliates. In 1997, the Company spent approximately $121.7 million on total capital expenditures and $17.8 million in connection with acquisitions and loans to unconsolidated affiliates.

     The specific capital requirements of the Company will depend primarily on the timing and size of any additional acquisitions and other investments as well as property and equipment needs. EBITDA has been a growing source of internal funding in recent years, and the Company anticipates that in 1999 EBITDA will be sufficient to cover property and equipment expenditures and debt service requirements. The Company has met its capital requirements in the past primarily through bank financing, issuance of public debentures, private and public issuances of its Class A Common Stock and internally generated funds. The Company used approximately $315 million of the cash proceeds from the sale of its Myrtle Beach and Florida Markets to reduce its debt. For the immediate future, the Company will rely on borrowings under its existing credit facility to meet any liquidity needs.

     EBITDA does not represent and should not be considered as an alternative to net income or operating income as determined by generally accepted accounting principles. It should not be considered in isolation from other measures of performance according to such principles, including operating results and cash flows. EBITDA increased to $151.5 million in 1998 from $123.1 million in 1997 and net cash provided by operating activities as shown on the Statement of Cash Flows increased to $70.6 million in 1998 from $46.1 million in 1997 primarily due to a change in billing procedures during the second quarter of 1997. Historically, the Company billed subscriber access fees in advance. To reduce customer confusion upon receipt of the first bill and to remain competitive, the Company changed its billing policy and now bills access fees in arrears. This change had no impact on the Company's revenue recognition, but did reduce the in-flow of cash from bill payments in 1997. Net cash provided by operating activities in 1998 reflects a $1.4 million reduction in interest expense and a $10.6 million reduction in working capital items. Investing activities, primarily acquisitions of property and equipment and investment transactions, provided net cash of $213.0 million in 1998 and used cash of $154.9 million in 1997. The significant change in investing activities is caused by the approximately $369 million of proceeds from the sale of three properties in 1998, a decline in the level of capital expenditures in 1998, offset by increases in cash paid for acquisitions resulting primarily from the acquisition of NationPage and additional investments in IWC, InteroAct, SDL and IWCPL. Cash flows from financing activities used net cash of $252.0 million in 1998 as compared to providing cash of $100.0 million in 1997. The significant change in financing activities was primarily caused by repayments of long-term debt with the proceeds from the property sales discussed previously.

     FINANCING AGREEMENTS. At December 31, 1997 the Company's long-term debt consisted primarily of a $675 million credit facility (the "Credit Facility") and $200 million of 9 3/8% Senior Debentures due 2006 (the "Debentures"). In February 1998, the Company completed the closing of an amendment to the Credit Facility, increasing the facility to $1.0 billion (subsequently reduced through debt repayments) pursuant to the Third Amended and Restated Facility A Loan

Agreement ("Facility A Loan") and the Facility B Loan Agreement ("Facility B Loan") (collectively, the "1998 Loan Agreements") with various lenders led by The Bank of New York, The Toronto-Dominion Bank, and NationsBank of Texas, N.A.


     The Facility A and Facility B Loans were available to provide the Company with additional financial and operating flexibility and to enable it to pursue business opportunities that might arise in the future. The Facility A Loan consisted of a $750 million senior secured reducing revolving credit facility which allowed for the issuance of up to $25 million of standby letters of credit. The Facility B Loan consisted of a $250 million 364-day revolving credit facility which could be extended for an additional 364-day period upon the approval of the lenders or converted to a term loan according to the terms and subject to certain conditions of the Facility B Loan Agreement. On June 30, 1998, the Company permanently reduced funds available for borrowing under its Facility A Loan by paying down debt with $150 million of the proceeds from the sale of its Myrtle Beach Market. During February 1999, the Company converted the Facility B Loan Agreement into a term loan of $250 million using the proceeds to repay borrowings under its Facility A Loan.

     Borrowings under the 1998 Loan Agreements bear interest at a rate equal to the Company's choice of the Prime Rate or Eurodollar Rate plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. The ranges for this applicable margin are 0.0% to 0.25% for the Prime Rate and 0.5% to 1.50% for the Eurodollar Rate. Based upon the leverage ratio at the end of 1998, the applicable margins for the first quarter of 1999 are 0.0% and 0.625% for the Prime Rate and Eurodollar Rate, respectively.

     The outstanding amounts of the Facility A and B Loans as of September 30, 2000 are to be repaid in increasing quarterly installments commencing on September 30, 2000 and terminating at the maturity date of December 31, 2005. The quarterly installment payments begin at 2.5% of the outstanding principal amount at September 30, 2000 and gradually increase to 6.875% of the outstanding principal amount. The 1998 Loan Agreements are to be paid in full and terminated within sixty days after the closing date of the merger with AT&T.

     On December 4, 1998 the Company completed a cash tender offer ("Tender Offer") and consent solicitation relating to its $200 million outstanding principal amount of 9 3/8% Senior Debentures due April 15, 2006 (the "Offer"). The purchase price was $1,137.54 (inclusive of a $30.00 consent payment) plus $12.76 in accrued interest per $1,000 principal amount of Debentures. A total of $196.7 million in principal amount of Debentures were tendered. The purchase price and the consent payments for the Debentures were paid with borrowings under the 1998 Loan Agreements.

     In conjunction with the Tender Offer, consents to certain proposed amendments to the Indenture governing the Debentures were received that eliminated substantially all of the restrictive covenants and amended certain other provisions contained in the Indenture governing the Debentures.

     Among other restrictions, the 1998 Loan Agreements limit the payment of cash dividends, limit the use of borrowings and the creation of additional long-term indebtedness and require the maintenance of certain financial ratios. The provisions of the 1998 Loan Agreements were established in relation to the Company's projected capital needs, projected results of operations and cash flow. These provisions were generally designed to require continued improvement in the Company's operating performance such that EBITDA would be sufficient to continue servicing the debt as repayments are required. During November 1998, the 1998 Loan Agreements were modified to permit the Tender Offer and the Merger Agreement with AT&T. The Company is in compliance with all requirements of the 1998 Loan Agreements and the Indenture.

     Borrowings under the 1998 Loan Agreements are secured by the stock of Vanguard Cellular Financial Corp. and Vanguard Cellular Operating Corp., direct or indirect wholly-owned subsidiaries of the Company.

     INVESTMENTS IN DOMESTIC WIRELESS. Prior to entering into the Merger Agreement, the Company explored, on an ongoing basis, possible acquisitions of additional cellular systems and licenses. The Company currently has no agreements in principle regarding any such cellular acquisition. The Company also explored possible acquisition of companies that would facilitate new service offerings to its customer base, such as paging and Internet access. During 1998, the Company purchased NationPage, a leading regional paging provider in Pennsylvania and New York, for approximately $28.5 million. The NationPage acquisition has minimized future paging service capacity constraints and was financed through borrowings under the 1998 Loan Agreements.

     OTHER INVESTMENTS. At December 31, 1998, the Company owned approximately 29% of the outstanding stock of International Wireless Communications Holdings, Inc. ("IWCH"), in which the Company has previously invested an aggregate of $24.8 million and had provided loans of $5.7 million as discussed below. IWCH is a development stage company specializing in securing, building and operating wireless businesses, primarily in Asia and Latin America. International Wireless Communications Holdings, Inc., International Wireless Communications, Inc., Radio Movil Digital Americas, Inc., International Wireless Communications Latin America Holdings, Ltd. and Pakistan Wireless Holdings Limited (collectively,

"IWC") filed separate petitions for relief under Chapter 11 of the United States Bankruptcy Code on September 3, 1998. Pursuant to Bankruptcy Court approval on October 28, 1998, the Company has provided IWC with post-petition debtor-in-possession financing in the amount of $4.6 million on a senior secured and administrative priority basis (the "Financing"). The Financing will mature upon the earlier of (i) October 20, 1999, (ii) the date of declaration of events of default by the Company (as described in the Financing documents) and (iii) the effective date of an order of the Bankruptcy Court confirming a Plan of Reorganization (the "Plan") for any of the above-referenced debtors (which pursuant to an order of confirmation entered on March 26, 1999, could occur any time on or after April 9, 1999). At IWC's option, the Financing, along with interest and fees earned under the Financing, may be converted into equity of the reorganized debtors under the Plan. The Financing was fully funded by the Company in November 1998. The Company has also entered into an Interim Operating Agreement with IWC ("Interim Operating Agreement") which provides, among other things, that IWC is granted authority to exercise day-to-day control over the Company's investment in Pakistan Mobile Communications (Pvt) Ltd. ("PMCL") during the course of the Chapter 11 cases and the Company is granted authority to exercise day-to-day control over IWC's interests in Star Digitel Limited ("SDL") during the course of the Chapter 11 cases. The Bankruptcy Court approved the Interim Operating Agreement at a hearing on October 28, 1998.

     On the effective date of the Plan, and pursuant to the Plan, the transactions described below, among others, will occur. The Company will transfer any interests which it holds as of the effective date, either directly or indirectly, in Pakistan Wireless Holdings Limited ("PWHL"), International Wireless Communications Pakistan, Limited ("IWCPL") and Pakistan Mobile Communications (Pvt) Ltd. ("PMCL") to an entity which is a subsidiary of IWC (the "New Pakistan Entity"). In addition, as of the effective date, the Company is deemed to have waived certain distributions to which it would have been entitled arising out of certain indebtedness owed by the foregoing entities in the approximate principal amount of $4 million, and shall receive warrants issued by the New Pakistan Entity which, if exercised in full, would result in the Company receiving 15% of the common stock of the New Pakistan Entity.

     On the effective date of the Plan, the Company will assign and transfer all of its direct and indirect equity interests in Star Digitel Ltd. ("SDL") which it or any Affiliate held as of August 21, 1998, to a new subsidiary or Affiliate, called herein "New Vanguard Sub," to which, pursuant to the Plan, the Company was to provide no less than $5 million in cash for capital calls. The Company believes that it has met that obligation.

     On the effective date of the Plan, the Company will cause New Vanguard Sub to issue and distribute warrants to Reorganized IWCH (the "NVS Warrants"). The NVS Warrants are exercisable from and including the effective date until the fifth anniversary of the effective date. The NVS Warrants give Reorganized IWCH the right to purchase up to 17.5% of the issued and outstanding common stock of New Vanguard Sub on a fully diluted basis at a nominal exercise price of one cent per share. The NVS Warrants shall also contain standard anti-dilution protections.

     On the effective date of the Plan, IWC will also transfer to New Vanguard Sub its entire direct and indirect equity interests in SDL, together with all equity or profit participation interests in SDL, or accrued as a result of capital calls or other similar contributions related to the above described interests that they held as of August 21, 1998, including, without limitation, their rights under an Amended and Restated Shareholders Agreement among SDL, Star Telecom, IWC China and Vanguard China, Inc. dated as April 4, 1997, as amended, and a Subscription Agreement among SDL, Star Telecom, and IWC China dated as of September 23, 1996.

     The Company records its proportionate share of losses of IWC under the equity method of accounting. During 1996, 1997 and 1998, the Company recognized an amount of losses on the equity method from IWC that was equal to the Company's equity investment as well as the Financing investment.

     During the first quarter of 1997, the Company entered into a stock purchase agreement to purchase from an unrelated third party 7% of the outstanding shares of SDL, a Hong Kong company whose principal business activities relate to the provision and development of cellular telecommunications services in the People's Republic of China. SDL is a development stage company, and as such, is expected to incur operating losses for the foreseeable future. Through December 31, 1998, the Company had invested $12.6 million in SDL and has provided $4.9 million in shareholder loans. SDL requires capital to construct, operate and expand its cellular systems, SDL has met its capital requirements primarily through bank financing, equipment loans and shareholder investments. During 1998, SDL sought additional third party debt or equity financing in order to continue its operations. As of March 1999, SDL had been unsuccessful in obtaining additional outside financing and the shareholders had not agreed to contribute sufficient capital to maintain operations and existing obligations. With the uncertainty of SDL as a going concern for 1999, the Company decided to writeoff its total remaining investment in SDL resulting in a $14.4 million charge to net losses from unconsolidated investments. Additionally, the Company had guaranteed obligations of SDL totalling $16.9 million, of which $16.6 million were called for payment in February 1999.

As a result, the Company accrued a liability totaling $16.9 million at December 31, 1998, representing the expected funding of loan guarantees of SDL.

     During 1997, the Company acquired a 12% equity interest in IWCPL for $7.0 million. IWCPL owns approximately 59% of the equity in Pakistan Mobile Communications (Pvt) Ltd., ("PLCL") a Pakistan company that owns and operates the cellular license in Pakistan. Through December 31, 1998, the Company had invested $10.2 million in IWCPL and provided $3.6 million in debt financing. The Company records its proportionate share of the losses of IWCPL under the equity method of accounting.

     During the third quarter of 1998, the Company caused certain letters of credit to be issued in favor of ABN AMRO Bank N.V. and Motorola, Inc. as security for certain obligations owed to those letter of credit beneficiaries by PMCL. The Company's total obligations under the letter of credits are $3.1 million. Vanguard Pakistan Inc., an indirect subsidiary of the Company, has also entered into a Contribution and Indemnity Agreement with other shareholders of PMCL. Under that agreement, Vanguard Pakistan, Inc. agreed to pay a percentage, equal to its percentage shareholding in PMCL, of no more than 25% of certain increased costs that may be incurred by one of the letter of credit beneficiaries. The Company's maximum potential liability under the Contribution and Indemnity Agreement is approximately $418,000. Additionally, upon the effective date of the plan of reorganization for IWC by the Bankruptcy Court (which pursuant to the order of confimation entered on March 26, 1999, could occur any time on or after April 9, 1999), the Company will cause to be issued approximately $7.4 million in letters of credit to the same beneficiaries noted above.

     Upon the effective date of the Plan and the exchange of the Company's interest in IWCPL for IWC's interest in SDL, the Company will evaluate its $13.1 million net investment in Pakistan with respect to its net realizable value as a part of SDL due to the uncertainty of SDL's ability to continue as a going concern.

     As of December 31, 1998, the Company had invested $10.0 million in the common stock of InteroAct Systems, Inc. and $8.0 million in convertible preferred stock for an ownership interest of approximately 24%. InteroAct is a development stage company that provides consumer product manufacturers and retailers (currently supermarkets) the ability to offer targeted promotions to retail customers at the point of entry of a retail outlet through an interactive multi-media system utilizing ATM-like terminals.

     During 1996, InteroAct completed the sale of 142,000 units ("Units") of 14% Senior Discount Notes due 2003, which have been exchanged for identical notes registered with the SEC and warrants to purchase shares of common stock at $.01 per share. The Company purchased for $12.0 million a total of 18,000 Units consisting of $18.0 million principal amount at maturity of these 14% Senior Discount Notes and warrants to purchase 132,012 shares (subsequently increased to 169,722) of common stock. At issuance, the Company allocated, based upon the estimated fair values, $8.9 million and $3.1 million to the debentures and warrants purchased by the Company, respectively. The shares issuable upon the exercise of these warrants currently represent approximately 2% of InteroAct's outstanding common stock. In addition, under a stock warrant agreement, the Company has the right to acquire at any time prior to May 5, 2005 an aggregate of 900,113 shares of common stock for $23.50 per share, which shares presently represent approximately 10% of the outstanding common stock of InteroAct.

     InteroAct has incurred net losses since its inception. The net losses are expected to be significant in future years as InteroAct continues the rollout of its systems in retail supermarkets. The Company records its proportionate share of these losses under the equity method of accounting. The Company's equity and warrant investment was reduced to zero through the recognition of equity method losses during 1997 and 1998. As of June 30, 1998, the Company's total investment in InteroAct was reduced to zero through the recognition of equity method losses. As a result, the Company suspended the recognition of losses attributable to InteroAct until such time that equity method income became available to offset the Company's share of InteroAct's future losses or the Company made further investments in InteroAct. In the third quarter of 1998, the Company invested an additional $8.0 million in InteroAct. Accordingly, during the third and fourth quarters of 1998 the Company recognized $5.7 million in equity method losses and expects to recognize additional equity method losses in 1999 based upon its proportionate share of the losses of InteroAct to the extent of the remaining carrying value of its investment in InteroAct.

     In addition to the current ownership held by the Company, certain officers, directors and entities affiliated with certain directors of the Company maintain an additional 27% ownership interest in InteroAct.

     CAPITAL EXPENDITURES. As of December 31, 1998, the Company had $477.0 million of property and equipment in service. The Company historically has incurred capital expenditures primarily based upon capacity needs in its existing markets resulting from continued subscriber growth. To increase geographic coverage and provide for additional digital usage the Company intends to increase the number of sites and add additional digital capacity to existing sites as it has done over the past few years. As a result of this continued network buildout and the ongoing growth of the Company's subscriber base, capital expenditures were approximately $99 million during 1998. Capital expenditures for 1999 are estimated to be approximately $70 to $80 million and are expected to be funded primarily through internally generated funds. Approximately $60 million of those capital expenditures will be for equipment, and the remainder will be primarily for computer equipment, leasehold improvements and rental telephones.

     STOCK REPURCHASES. In 1997, the Company's Board of Directors authorized the repurchase of up to 7,500,000 shares of its Class A Common Stock from time to time in open market or other transactions. During 1997 and 1998, the Company repurchased 2,810,000 and 1,612,000 shares, respectively, at an average price per share of approximately $13.00 in 1997 and $17.70 in 1998. The Company has not repurchased any common stock since July 1998 and is prohibited from repurchasing any additional shares under its merger agreement with AT&T.

     INCOME TAXES. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 -- "Accounting for Income Taxes." This standard requires, among other things, the recognition of future income tax benefits, measured by enacted income tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax Net Operating Loss ("NOL") carryforwards, to the extent that realization of such benefits is more likely than not.

     In evaluating the reliability of its net deferred income tax assets (before valuation allowance) at December 31, 1997, the Company considered the expected effects of certain planned market and asset disposition transactions. These transactions were expected to generate substantial taxable income to utilize a significant portion of the accumulated NOL's. As a result, the Company recognized, as of December 31, 1997, a net deferred income tax asset of $52.6 million. A valuation allowance of $31.4 million was retained on certain assets due to uncertainties as to their realizability. The disposition transactions discussed previously were consummated during 1998 and generated taxable income to the Company of approximately $285 million. As a result, the Company utilized NOL's to offset the Federal (and partially offset the state) income taxes that would have been due on these gains. During 1998, management recorded a valuation allowance on capital losses incurred during the year on certain unconsolidated investments due to uncertainties as to when and whether these assets will be realized in the future. As of December 31, 1998, a valuation allowance of $23.8 million remains related to losses accumulated during 1998 on these investments.

     As of December 31, 1998, the Company had Federal NOL carryforwards of approximately $78 million which are available to offset future taxable income to reduce the amount of tax paid. These NOL carryforwards expire periodically through 2012. The primary differences between the accumulated deficit for financial reporting purposes and the income tax loss carryforwards relate to the differences in the treatment of certain deferred cellular license acquisition costs, certain gains on dispositions of cellular interests, partnership losses, depreciation methods, estimated useful lives and compensation earned under stock compensation plans. These carryforwards may be subject to annual limitation in the future in accordance with the Tax Reform Act of 1986 and the ability to use these carryforwards could be significantly impacted by a future "change in control" of the Company. The limitations, if any, arising from such future "change in control" cannot be known at this time. See Note 7 to the Company's Consolidated Financial Statements for further information regarding the Company's income tax status.

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

     In May 1997, the Company created a cross-functional team to examine the Year 2000 issue, create a plan to make the Company compliant and oversee the process of becoming compliant. The plan created by this team is in process and is scheduled for completion well before December 31, 1999. This plan takes information technology and embedded technology into consideration and also emphasizes relationships with significant third-parties.

     The Company has focused on two critical systems, its cellular network and its internally developed billing system. The cellular network is provided by one vendor who has worked closely with the Company for many years. The Company closely monitored the work of the vendor in its process of providing and testing a Year 2000 compliant product. The bulk of the work in becoming Year 2000 compliant is related to making the internally developed billing system compliant. The plan also includes less critical systems, such as the Company's data center, internal voice and data networks, and business operations systems.


     The Company has completed the awareness, assessment and solution design phases and is currently in the remediation phase of the project. Once remediation is completed the only phase remaining is testing and validation. The Company estimates that the plan is 78% complete.

     The Company has incurred costs of approximately $800,000 and estimates an additional cost of $1.2 million for a total project cost of approximately $2.0 million. Based on these figures the Company has incurred approximately 40% of its Year 2000 costs.

     The costs incurred to date are approximately 4% of the Company's Information Technology ("IT") 1998 budget and the estimated total Year 2000 costs to be incurred in 1999 is approximately 5% of the IT budget. These figures do not address the opportunity costs incurred by taking these resources away from other projects. The Company's IT Department's general policy is to only accept projects where the cost of implementation is less than the return on investment. The return on investment could be anywhere from 2% to 10% depending on the project. The Company estimates that the cost of lost opportunity due to resources allocated to the Year 2000 project is between $1.5 million and $3.0 million.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligations. While the Company cannot predict the impact interest rate movements will have on its debt, the Company uses interest rate swaps and caps to modify its exposure to interest rate movements and to reduce borrowing rates. The Company does not use derivative financial instruments for trading purposes.

     The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for the Company's long-term debt and interest rate protection agreements. Weighted average variable interest rates are based on implied forward rates in the yield curve (based on information provided by one of the Company's lending institutions) at December 31, 1998 (amounts in thousands):



                                                                                                                         FAIR
                                   1999        2000        2001        2002        2003     THEREAFTER     TOTAL     MARKET VALUE
                               ----------- ----------- ----------- ----------- ----------- ------------ ----------- -------------
LONG TERM DEBT:
 Fixed rate ..................  $     --    $     --    $     --    $     --    $     --     $  3,276    $  3,276     $  3,669
 Average interest rate .......        --          --          --          --          --         9.38%       9.38%          --
 Variable rate ...............        --      28,250      84,750      84,750      98,875      268,375     565,000      565,000
 Average interest rate .......        --        6.03%       6.22%       6.31%       6.43%        6.60%       6.45%          --

INTEREST RATE SWAPS (PAY
 FIXED, RECEIVE VARIABLE):
 Notional Amount .............    50,000      50,000      50,000      50,000      50,000           --          --       (1,806)
 Average Pay Rate ............      6.10%       6.10%       6.10%       6.10%       6.10%          --          --           --
 Average Receive Rate ........      5.28%       5.53%       5.72%       5.81%       5.93%          --          --           --
 Notional Amount .............   100,000     100,000     100,000     100,000     100,000           --          --       (1,836)
 Average Pay Rate ............      5.62%       5.62%       5.62%       5.62%       5.62%          --          --           --
 Average Receive Rate ........      5.28%       5.53%       5.72%       5.81%       5.93%          --          --           --

INTEREST RATE CAPS ON
 LIBOR:
 Notional Amount .............   100,000          --          --          --          --           --          --           --
 Capped Rate .................      7.50%         --          --          --          --           --          --           --
 Notional Amount .............    25,000          --          --          --          --           --          --           --
 Capped Rate .................      8.00%         --          --          --          --           --          --           --
 Notional Amount .............   100,000     100,000     100,000     100,000          --           --          --         (257)
 Capped Rate .................      8.50%       8.50%       8.50%       8.50%         --           --          --           --
 Notional Amount .............    75,000      75,000      75,000      75,000          --           --          --         (136)
 Capped Rate .................      7.50%       7.50%       7.50%       7.50%         --           --          --           --

 "SAFE HARBOR" STATEMENT UNDER SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

     Except for the historical information presented, the matters disclosed in this report include forward-looking statements. These statements represent the Company's judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (i) the substantial leverage of the Company which may adversely affect the Company's ability to finance its future operations, to compete effectively against better capitalized competitors and to withstand downturns in its business or the economy generally; (ii) a change in economic conditions in the markets served by the Company which could effect demand for cellular services; (iii) greater than anticipated competition from PCS and ESMR companies that provide services and features in addition to those currently provided by cellular companies, and the risk that the Company will not be able to provide such services and features or that it will not be able to do so on a timely or profitable basis; (iv) technological developments that make the Company's existing analog networks and planned digital networks uncompetitive or obsolete such as the risk that the Company's choice of Time Division Multiple Access ("TDMA") as its digital technology leaves it at a competitive disadvantage if other digital technologies, including Code Division Multiple Access ("CDMA"), ultimately provide substantial advantages over TDMA or analog technology and competitive pressures force the Company to implement CDMA or another digital technology at substantially increased cost; (v) higher than anticipated costs due to unauthorized use of its networks and the development and implementation of measures to curtail such fraudulent use; (vi) greater than anticipated losses attributable to its equity interests in other companies; (vii) risks associated with Year 2000 compliance issues, and (viii) adverse changes in interest rates.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information about each of the Company's executive officers and directors:



NAME                                 AGE                            POSITION
---------------------------------   -----   --------------------------------------------------------
      Haynes G. Griffin             52      Chairman of the Board of Directors
      Stephen R. Leeolou            43      President, Chief Executive Officer, Director
      Stuart S. Richardson          52      Vice Chairman of the Board of Directors
      L. Richardson Preyer, Jr.     51      Vice Chairman of the Board of Directors, Executive Vice
                                            President, Treasurer
      Stephen L. Holcombe           42      Executive Vice President, Chief Financial Officer
      Richard C. Rowlenson          49      Executive Vice President, General Counsel
      Timothy G. Biltz              40      Executive Vice President, Chief Operating Officer
      S. Tony Gore, III             52      Executive Vice President -- Acquisitions and Corporate
                                            Development
      Dennis B. Francis             47      Executive Vice President -- Chief Technical Officer
      F. Cooper Brantley            51      Director
      Doris R. Bray                 61      Director
      Robert M. DeMichele           54      Director
      L. Richardson Preyer, Sr.     80      Director
      Robert A. Silverberg          64      Director

     HAYNES G. GRIFFIN is a co-founder of the Company and has been a director since 1985 and was elected Chairman of the Board of Directors in November, 1996. Mr. Griffin served as Chief Executive Officer from the Company's inception until November, 1996. From November 1996 until May 1998 he served as Co-Chief Executive Officer with Mr. Leeolou. Mr. Griffin is Chairman of the Board of International Wireless Communications Holdings, Inc. and is a member of the Boards of Directors of Lexington Global Asset Managers, Inc., and InteroAct Systems, Inc. Mr. Griffin currently serves on the United States Advisory Council on the National Information Infrastructure. He is a past Chairman of the Cellular Telecommunications Industry Association.

     STEPHEN R. LEEOLOU is President and Chief Executive Officer and a co-founder of the Company and has been a director since 1985. From November 1996 until May 1998 when he was elected Chief Executive Officer, he served as Co-Chief Executive Officer with Mr. Griffin. Prior to becoming President in November 1996, Mr. Leeolou served as Executive Vice President, Chief Operating Officer and Secretary of the Company. Mr. Leeolou is the Chairman of the Board and Chief Executive Officer of InteroAct Systems, Inc.

     STUART S. RICHARDSON has been a director since 1985 and was Chairman of the Board of Directors from 1986 to 1996 and currently serves as Vice Chairman of the Board of Directors. Since 1995, Mr. Richardson has been Chairman of the Board of Lexington Global Asset Managers, Inc., a diversified financial services holding company. From 1985 to 1995, Mr. Richardson was an executive of Piedmont Management Company, Inc., formerly the parent corporation of Lexington Global Asset Managers, Inc., and served as its Vice Chairman from 1986 to 1995. Mr. Richardson also serves as a director of Chartwell Reinsurance Co. and InteroAct Systems, Inc.

     L. RICHARDSON PREYER, JR. is Vice Chairman of the Board, Executive Vice President, Treasurer and a co-founder of the Company. Mr. Preyer serves as Administrative Trustee of Piedmont Associates and Southeastern Associates, investment partnerships, and is a director of InteroAct Systems, Inc.

     STEPHEN L. HOLCOMBE is Executive Vice President and Chief Financial Officer of the Company. He became Chief Financial Office of the Company in 1986 and became Executive Vice President in 1996.

     RICHARD C. ROWLENSON is Executive Vice President, General Counsel and Secretary of the Company. He joined the Company as General Counsel in 1987 and became Executive Vice President in 1996.

     TIMOTHY G. BILTZ is Executive Vice President and Chief Operating Officer of the Company. He joined the Company in 1989 as Vice President of Marketing and Operations and was Executive Vice President and President of US Wireless Operations from November 1996 until May 1998 when he became Chief Operating Officer.

     S. TONY GORE, III is Executive Vice President of Acquisitions and Corporate Development. He joined the Company in 1985 and became Executive Vice President in November 1996. Mr. Gore is presently a task force member of the North Carolina International Commission on Economic Development.

     DENNIS B. FRANCIS is Executive Vice President and Chief Technical Officer. He joined the Company in 1992 as Director of Technical Services and became Executive Vice President and Chief Technical Officer in 1996.

     F. COOPER BRANTLEY has been a director of the Company since 1995. Since 1976, Mr. Brantley has been a Member of Adams Kleemeier Hagan Hannah & Fouts, P.L.L.C. (Attorneys-at-Law).

     DORIS R. BRAY has been a director of the Company since 1994. Since 1987, Ms. Bray has been a Partner of Schell Bray Aycock Abel & Livingston P.L.L.C. (Attorneys-at-Law). Ms. Bray is a director of Cone Mills Corporation.

     ROBERT M. DEMICHELE has been a director of the Company since 1987. Since 1995, Mr. DeMichele has been the President and Chief Executive Officer and a director of Lexington Global Asset Managers, Inc. From 1981 to 1995, Mr. DeMichele was President and Chief Executive Officer and a director of Piedmont Management Company, Inc., formerly the parent corporation of Lexington Global Asset Managers, Inc. Mr. DeMichele is also a director of The Navigators Group, Inc., Chartwell Reinsurance Co. and InteroAct Systems, Inc.

     L. RICHARDSON PREYER, SR. has been a director of the Company since 1985 and is a private investor. Mr. Preyer, Sr. is a director of Lexington Global Asset Managers, Inc.

     ROBERT A. SILVERBERG has been a director of the Company since 1985. From 1995 to 1998, Mr. Silverberg was an Executive Vice President and Director of Vectra Banking Corporation. From 1981 until 1995, Mr. Silverberg was Chairman of the Board and President of First Denver Corporation and Chairman of the Board of its subsidiary, First National Bank of Denver. Mr. Silverberg was also the President and Chairman of the Board of 181 Realty Company, Inc., a commercial real estate holding company from 1968 to 1998. He now serves as a Managing Partner of Silverberg Investment Co. LLLP. Mr. Silverberg is a director of InteroAct Systems, Inc.

     Mr. L. Richardson Preyer, Sr. is the father of Mr. L. Richardson Preyer, Jr. and they are cousins of Mr. Stuart S. Richardson.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under federal securities laws, the Company's directors, its executive officers, and any persons holding more than 10% of the Company's stock are required to report their ownership of the Company's stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this Item 10 of Form 10-K any failure to file by these dates. During fiscal 1998, all of these filing requirements were satisfied by the Company's directors, officers and 10% holders. In making these statements, the Company has relied on the written representations of its directors, officers and 10% holders and copies of the reports that they have filed with the Commission.


ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table sets forth cash and certain other compensation paid or accrued by the Company for its six most highly compensated executive officers (the "Named Executive Officers") for the years ended December 31, 1998, 1997 and 1996, respectively:

                          SUMMARY COMPENSATION TABLE



                                                                                        LONG TERM COMPENSATION
                                                                                  -----------------------------------
                                                                                           AWARDS            PAYOUTS
                                                                                  ------------------------- ---------
                                                                         OTHER     RESTRICTED   SECURITIES             ALL OTHER
                                              ANNUAL COMPENSATION       ANNUAL        STOCK     UNDERLYING     LTIP     COMPEN-
                                            ------------------------    COMPEN-     AWARD(S)      OPTIONS    PAYOUTS    SATION
NAME AND PRINCIPAL POSITION           YEAR   SALARY ($)   BONUS ($)   SATION ($)       ($)        (#)(1)      ($)(2)    ($)(3)
------------------------------------ ------ ------------ ----------- ------------ ------------ ------------ --------- ----------
Haynes G. Griffin                    1998     410,670      246,250           --           --           --    500,000     4,750
 Chairman of the Board               1997     410,670      197,000           --           --      390,000         --     4,750
                                     1996     410,670      198,445           --           --      150,000         --     4,500
Stephen R. Leeolou                   1998     410,670      246,250           --           --           --    500,000     4,750
 President and Chief Executive       1997     410,670      197,000           --           --      390,000         --     4,750
 Officer                             1996     370,413      199,099           --           --      150,000         --     4,500
L. Richardson Preyer, Jr.            1998     358,911      215,000           --           --           --    500,000     4,750
 Executive Vice President            1997     358,911      172,000           --           --      390,000         --     4,750
 and Treasurer                       1996     358,911      179,762           --           --      150,000         --     4,500
Timothy G. Biltz                     1998     240,000      150,000           --           --      200,000         --     4,750
 Executive Vice President and        1997     194,000       78,400           --           --       76,500         --     4,750
 Chief Operating Officer             1996     152,000       62,130           --           --       90,000         --     4,500
Stephen L. Holcombe                  1998     230,000      112,500           --           --      175,000         --     4,750
 Executive Vice President and        1997     200,000       68,600           --           --       76,500         --     4,750
 Chief Financial Officer             1996     181,000       68,938           --           --       90,000         --     4,500
Richard C. Rowlenson                 1998     230,000      112,500           --           --      175,000         --     4,750
 Executive Vice President,           1997     200,000       68,600           --           --       76,500         --     4,750
 General Counsel and Secretary       1996     181,000       68,938           --           --       90,000         --     4,500

---------
(1) Options were granted under Company stock option plans. Options reported for 1997 reflect repricing of options granted in prior fiscal years.

(2) Payments received under Executive Officer Long-Term Compensation Plan as a result of consolidated net profits (as defined in the Plan) for four consecutive quarters equaling or exceeding $20 million.

(3) Amounts shown represent the Company's contribution to its 401(k) Plan, except that amounts shown for 1996 include payments made in lieu of Company contributions not allowed by I.R.S. limitations in the following amounts: Mr. Griffin -- $630; Mr. Leeolou -- $630; Mr. Preyer -- $630; Mr. Biltz -- $750; Mr. Holcombe -- $380; and Mr. Rowlenson -- $880.

     The following table provides details regarding stock options granted to the Named Executive Officers during 1998.


                       OPTION GRANTS IN LAST FISCAL YEAR



                                                                              POTENTIAL REALIZABLE VALUE
                         NUMBER OF     % OF TOTAL                             AT ASSUMED ANNUAL RATES OF
                         SECURITIES      OPTIONS     EXERCISE               STOCK APPRECIATION FOR OPTION
                         UNDERLYING    GRANTED TO     OR BASE                          TERM (2)
                          OPTIONS     EMPLOYEES IN     PRICE    EXPIRATION --------------------------------
NAME                    GRANTED (1)    FISCAL YEAR   ($/SHARE)     DATE     0% ($)     5% ($)      10% ($)
---------------------- ------------- -------------- ---------- ----------- -------- ------------ ----------
Timothy G. Biltz          100,000           8.5      $ 15.00     2/18/08      0        943,342   2,390,614
                          100,000           8.5      $ 19.00     2/18/08      0      1,194,900   3,028,111
Stephen L. Holcombe        87,500           7.4      $ 15.00     2/18/08      0        825,424   2,091,787
                           87,500           7.4      $ 19.00     2/18/08      0      1,045,537   2,649,597
Richard C. Rowlenson       87,500           7.4      $ 15.00     2/18/08      0        825,424   2,091,787
                           87,500           7.4      $ 19.00     2/18/08      0      1,045,537   2,649,597

---------
(1) Non-qualified stock options granted under the Company's 1994 Amended and Restated Long-term Incentive Plan. Options vested as of 8/18/98.

(2) As required by the Securities and Exchange Commission, the amounts shown assume a 0%, 5% and 10% annual rate of Appreciation on the price of the Company's Common Stock throughout a 10 year Option Term. There can be no assurance that the rate of appreciation assumed for purposes of this table will be achieved. The actual value of the stock options to the Named Executive Officers and all optionees as a group will depend on the future price of the Company's Common Stock. As reflected in the column which assumes a 0% rate of appreciation, the options will have no value to the Named Executive Officers if the price of the Company's Common Stock does not increase above the exercise price of the options. If the price of the Company's Common Stock increases, all shareholders will benefit commensurately with the Named Executive Officers. On December 31, 1998, there were 39,138,394 shares of Common Stock outstanding and the closing price of the Common Stock was $25.813. Using the same Assumed Annual Rates of Stock Price Appreciation for the Option Term to Arrive at Potential Realizable Value shown in the table above, the gain to all shareholders as a group at the 5% and 10% Rates would be $635,359,264 and $1,610,125,119, respectively. The amount of the gain to all Named Executive Officers as a percent of the gain to all shareholders under these scenarios would be approximately 0.93%.


OPTION EXERCISES AND HOLDINGS

     The following table shows stock options exercised by the Named Executive Officers during 1998, including the aggregate value of gains on the date of exercise (the "Value Realized"). In addition, this table includes the number of shares covered by both exercisable and unexercisable stock options owned by the Named Executive Officers as of December 31, 1998. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Common Stock.


  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES



                                                                          NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                                         UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                                         OPTIONS AT YEAR-END (#)     OPTIONS AT YEAR-END ($)(1)
                                 SHARES ACQUIRED                      ----------------------------- ----------------------------
NAME                             ON EXERCISE (#)  VALUE REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
------------------------------- ---------------- -------------------- ------------- --------------- ------------- --------------
Haynes G. Griffin .............     550,062           7,498,446         145,938         174,000      1,489,842      2,520,837
Stephen R. Leeolou ............     467,062           6,663,217         228,938         174,000      2,325,071      2,520,837
L. Richardson Preyer, Jr. .....     472,062           6,713,532         223,938         174,000      2,274,756      2,520,837
Timothy G. Biltz ..............      80,634             988,403         278,666          74,699      2,423,890        959,600
Stephen L. Holcombe ...........      23,200             366,862         336,639          74,699      3,107,411        959,600
Richard C. Rowlenson ..........      18,000             284,634         334,300          74,699      3,094,537        959,600

---------
(1) The closing sales price of the Common Stock on December 31, 1998, the last trading day of 1998, was $25.813 as reported on NASDAQ.


DIRECTORS' FEES

     Five of the nine present directors are not salaried employees of the Company. For their services, those directors are paid a retainer at an annual rate of $12,000 plus $1,000 for the first in-person Board or Board Committee meeting in any one day, and $500 for each telephonic meeting or for each additional meeting on the same day that they attend. Pursuant to the Vanguard 1996 Non-Employee Director Stock Option Plan, each director also receives an option to purchase 2,000 shares of Common Stock five business days after the Annual Meeting of Shareholders at an exercise price equal to the fair market value. Salaried employees receive no additional compensation for their services as directors.


EMPLOYMENT AND OTHER RELATED AGREEMENTS

     EMPLOYMENT AGREEMENTS. In March 1995, the Company entered into three-year employment agreements with Messrs. Griffin, Leeolou, and Preyer, which remain in effect on a year to year basis until terminated by either party on one year's notice. Each agreement provides for continuation of salary and benefits for the remaining term of the agreement if employment is terminated "other than for cause" as defined in the agreement. Each executive is also entitled to receive a lump sum payment in the event his employment is terminated following a change in control of the Company without cause or upon certain events which result in the diminution of his position, his relocation or a material increase in travel obligations. The amount of the severance payment in each case is equal to 2.99 times the executive's average annual total cash compensation for the immediately preceding five fiscal years, which amount will be reduced if necessary to avoid application of the provisions of Sections 280G and 4999 of the Internal Revenue code of 1986, as amended (the "Code"). These sections of the Code impose excise taxes on, and deny the payor a deduction for, certain payments made in connection with a change in control, as defined therein. Each employment agreement also provides that the executive will not compete with the Company for a term of the agreement or for one year following his termination of employment, whichever is later.

     If the employment of Messrs. Griffin, Leeolou and Preyer is terminated immediately after the merger of the Company with AT&T (the "Merger"), the estimated value of their severance payments would be $2,196,000, $2,112,000 and $1,990,000, respectively.

     SENIOR MANAGEMENT SEVERANCE PLAN. Under the terms of the Senior Management Severance Plan, each of Messrs. Holcombe, Rowlenson, Biltz, Francis and Gore, is entitled to receive a lump sum severance payment should his employment be terminated "other than for cause" following a change in control or upon certain events which result in the diminution of his position, his relocation or a material increase in travel obligations. The amount of the severance payments in each case is equal to 2.99 times the executive's average annual total cash compensation for the immediately preceding five fiscal years; provided, however, that the severance payment will be reduced to the extent necessary to avoid application of the provisions of Sections 280G and 4999 of the Code. If the employment of each of Messrs. Holcombe, Rowlenson, Biltz, Francis and Gore is terminated immediately after the Merger, the estimated value of their severance payments would be $809,000, $809,000, $783,000, $670,000 and
$551,000, respectively.

     TAX REIMBURSEMENT AGREEMENTS. The Company entered into Tax Reimbursement Agreements on July 22, 1998, which agreements replaced prior agreements to the same effect originally entered into in 1987, with each of Messrs. Griffin, Leeolou, Preyer, Richardson and Holcombe. Each executive who is party to a tax reimbursement agreement will receive, upon consummation of the Merger, payment equal to the amount of income tax paid in 1991 and 1992 (the "Tax Reimbursement Amounts") on amounts includable in his income as a result of the lapse of restrictions on certain shares of Common Stock. The tax reimbursement agreements, however, limit the Tax Reimbursement Amounts to amounts that would not be subject to the provisions of Sections 280G and 4999 of the Code. Under the Merger Agreement, AT&T has agreed to pay, within 90 days after the Merger, such Tax Reimbursement Amounts to Messrs. Griffin, Leeolou, Preyer, Richardson and Holcombe, which are anticipated to be $5,278,000, $5,278,000, $5,278,000, $992,000 and $165,000, respectively.

     EXECUTIVE OFFICER LONG-TERM INCENTIVE COMPENSATION PLAN. Under the terms of the Vanguard Executive Officer Long-Term Incentive Compensation Plan (the "Long Term Plan"), which was amended on July 22, 1998 to extend the expiration date from September 30, 1998 to September 30, 2003, upon consumation of the Merger by the Company's Board of Directors, each of Messrs. Griffin, Leeolou and Preyer became entitled to receive $500,000 and Mr. Richardson became entitled to receive $94,000.

     EMPLOYEE STOCK OPTIONS. Under the Company's Amended and Restated Stock Compensation Plan, the 1989 Stock Plan and the Restated 1994 Long Term Incentive Plan (collectively, the "Vanguard Stock Option Plans"), the Company or its subsidiaries have granted options to purchase Vanguard Shares ("Options") to certain executive officers and other employees. Under the Merger Agreement, subject to AT&T's consent, each of the Named Executive Officers and Messrs. Gore and Francis, may be loaned by the Company, the amount necessary to exercise his vested Options and the amount necessary to satisfy the tax withholding associated therewith on a part recourse and part nonrecourse basis (which will become fully recourse upon the Merger). Such loans would be secured by, among other things, the shares of Common Stock issued upon the exercise of such Options and any amounts due under employment agreements, tax reimbursement agreements and the senior management severance plan (as described above) and would become due and payable upon consummation of the Merger to the extent of any cash received in the Merger and 90 days following the Merger for any remaining balance, if the Merger is consummated, or five years from the date of loan, if the Merger is not consummated.

     As of December 31, 1998, Messrs. Griffin, Leeolou, Preyer and Richardson had exercised 550,062, 467,062, 472,062 and 137,000 Options respectively, borrowing $9,401,061, $7,791,301, $7,888,275 and $2,407,487, respectively. As of March 22, 1999, Messrs. Griffin, Leeolou, Preyer, Richardson, Holcombe, Rowlenson, Biltz, Francis and Gore had 319,938, 402,938, 397,938, 81,250,
285,899, 251,299, 60,299, 10,100 and 91,949 Options that will be exercisable prior to the effective date of the Merger, respectively. Assuming that each of the foregoing individuals exercises all of his outstanding vested Options and assuming that the value of the shares of Common Stock at the time of exercise is $23.00 per share, then the maximum amount of the loan to each of Messrs. Griffin, Leeolou and Preyer would be $14,160,560, and the maximum amount of the loan to each of Messrs. Richardson, Holcombe, Rowlenson, Biltz, Francis and Gore would be $3,410,601, $5,465,453, $4,857,201, $1,149,562, $174,415, and
$1,658,520, respectively.

     As of March 22, 1999, the directors of Vanguard, not including the directors, who are also officers of the Company, (as a group) held Options to purchase an aggregate of 33,000 shares of Common Stock pursuant to the Vanguard Stock Option Plans and the 1996 Stock Option Plan for Non-Employee Directors, all of which were exercisable. Assuming that the non-employee directors of Vanguard do not exercise any of their Options prior to the Merger, then, upon the consummation of the Merger, Doris R. Bray, Robert A. Silverberg, F. Cooper Brantley, and Robert M. DeMichele will receive $56,178, $29,930, $29,930, and $56,178, respectively, in exchange for their outstanding Options. Messrs. Richardson, Holcombe, Rowlenson, Biltz, Francis and Gore will receive in the Merger, or upon exercise prior thereto, approximately $389,625, $516,825, $516,825, $516,825, $496,025, and $422,775, respectively, in exchange for their
Options that are currently unexercisable.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following are the only persons known to Vanguard who beneficially own more than 5% of the outstanding Vanguard Shares as of March 22, 1999:



                                                            BENEFICIAL
                                                        OWNERSHIP(1)(2)(4)
                                                   -----------------------------
NAME AND ADDRESS                                         SHARES         PERCENT
-------------------------------------------------- ------------------ ----------
       Stuart S. Richardson .....................     2,728,151(3)       6.78%
        c/o Lexington Global Asset Managers, Inc.
        Park 80 West, Plaza Two
        Saddle Brook, NJ 07663


---------
(1) The descendants of Lunsford Richardson, Sr., their spouses, trusts and corporations in which they have interests and charitable organizations established by such descendants (collectively, the "RICHARDSON FAMILY") beneficially own approximately 8,247,187 Vanguard Shares, or 20.29% of the Vanguard Shares, and, consequently, may, if they act in concert, be in a position to control the management and the affairs of Vanguard. Such number of Vanguard Shares includes 479,188 Vanguard Shares that members of the Richardson Family have the right to acquire under presently exercisable Options. The individuals and institutions constituting the Richardson Family have differing interests and may not necessarily vote their Vanguard Shares in the same manner. Furthermore, trustees and directors have fiduciary obligations (either individually or jointly with other fiduciaries) that may dictate positions that differ from their personal interests.

(2) Unless otherwise indicated, all Vanguard Shares are owned of record by the person named and the beneficial ownership consists of sole voting power and sole investment power.

(3) Includes 81,250 Vanguard Shares that Mr. Richardson has the right to acquire under presently exercisable Options; 17,900 Vanguard Shares owned by Mr. Richardson's spouse; 1,057,759 Vanguard Shares held by the Smith Richardson Foundation, of which Mr. Richardson is a trustee; 83,882 Vanguard Shares held by various other trusts of which Mr. Richardson is also a trustee; and 1,308,917 Vanguard Shares held by Piedmont Harbor-Piedmont Associates Limited Partnership over which Mr. Richardson obtained shared voting and investment authority pursuant to the terms of an appointment of agent, dated September 30, 1998, by the Managing General Partner Piedmont Harbor-Piedmont Associates Limited Partnership. The Vanguard Shares shown as beneficially owned do not include 50,012 Vanguard Shares held in trusts for the benefit of Mr. Richardson's children. Mr. Richardson denies beneficial ownership of the Vanguard Shares held by such trusts. Mr. Richardson denies beneficial ownership of the Vanguard Shares directly owned by his spouse. Mr. Richardson has entered into a Voting Agreement with respect to 50,736 of the Vanguard Shares he beneficially owns. The Smith Richardson Foundation and Piedmont Harbor-Piedmont Associates Limited Partnership have also entered into Voting Agreements.

(4) As described in "Other Agreements," AT&T has been granted under the Shareholder's Options, the Charitable Trust and Family Foundation Shareholder's Options and the Vanguard Option, options to purchase, collectively, up to 13,997,889 Vanguard Shares from Vanguard, Messrs. Preyer, Griffin, Leeolou and Richardson, the Smith Richardson Foundation and Piedmont Harbor-Piedmont Associates Limited Partnership, and from Vanguard. AT&T filed a Schedule 13D in connection with the Shareholder's Options and the Vanguard Option in which AT&T disclaimed beneficial ownership of Vanguard Shares subject to such agreements.

     The following table sets forth information with respect to the beneficial ownership of Vanguard Shares, as of March 22, 1999 by (i) each director and the executive officers named in the Summary Compensation Table included in Vanguard's Proxy Statement dated April 20, 1998 and (ii) all directors and executive officers as a group. Unless otherwise indicated, all Vanguard Shares are owned of record by the individuals named and the beneficial ownership consists of sole voting power and sole investment power. The number of Vanguard Shares beneficially owned by each of the persons listed below includes Vanguard Shares subject to options that become exercisable on or before the Effective Time.



                                                                            AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                                                    BENEFICIAL OWNERSHIP    PERCENT
-------------------------------------------------------------------------- ---------------------- ----------
     Stuart S. Richardson ................................................        2,728,151(1)        6.78%
     Haynes G. Griffin ...................................................        1,659,800(2)        4.10%
     Stephen R. Leeolou ..................................................        1,408,615(3)        3.47%
     L. Richardson Preyer, Jr. ...........................................        1,387,573(4)        3.42%
     Timothy G. Biltz ....................................................           61,455(5)           *
     Stephen L. Holcombe .................................................          311,464(6)           *
     Richard C. Rowlenson ................................................          290,993(7)           *
     F. Cooper Brantley ..................................................           27,198(8)           *
     Doris R. Bray .......................................................           14,800(9)           *
     Robert M. DeMichele .................................................        1,068,259(10)       2.66%
     L. Richardson Preyer, Sr. ...........................................           96,703(11)          *
     Robert A. Silverberg ................................................          171,000(12)          *
     All Directors, Nominees and Executive Officers as a group (14 persons)       8,332,334(13)      19.79%

---------
     * Represents less than 1%

(1) For a detailed description of the nature of Mr. Richardson's beneficial ownership, see "Security Ownership of Certain Beneficial Owners."

(2) Mr. Griffin has entered into a Voting Agreement with respect to 1,357,993 of these Vanguard Shares. Also includes 319,938 Vanguard Shares that Mr. Griffin has the right to acquire under presently exercisable Options that, if exercised will become subject to his Voting Agreement. Also includes 5,271 Vanguard Shares owned by Mr. Griffin's spouse as to which he shares voting and investment power. Does not include 51,690 Vanguard Shares held by trusts, the sole beneficiaries of which are Mr. Griffin's sons and the trustee of which is Mr. Griffin's brother. Mr. Griffin denies beneficial ownership of the foregoing Vanguard Shares owned by his spouse and held by such trusts. Also does not include 200,000 Vanguard Shares held by a charitable remainder unitrust and 40,000 Vanguard Shares held by the Griffin Family Foundation, over which Mr. Griffin has no investment or voting authority.

(3) Mr. Leeolou has entered into a Voting Agreement with respect to 1,005,612 of these Vanguard Shares. Also includes 402,938 Vanguard Shares that Mr. Leeolou has the right to acquire under presently exercisable Options that, if acquired, will become subject to his Voting Agreement. Does not include 36,954 Vanguard Shares held by trusts, the sole beneficiaries of which are Mr. Leeolou's children and the trustee of which is Mr. Leeolou's brother. Mr. Leeolou denies beneficial ownership of the Vanguard Shares held by these trusts. The Vanguard Shares shown also do not include 269,325 Vanguard Shares held by a trust of which Mr. Leeolou may be deemed to share investment power but over which he has no voting power. Also does not include 202,500 Vanguard Shares held by a charitable remainder unitrust and 80,800 Vanguard Shares held by the Leeolou Family Foundation, over which Mr. Leeolou has no investment or voting authority.

(4) Mr. Preyer has entered into a Voting Agreement with respect to 976,090 of these Vanguard Shares. Also includes 397,938 Vanguard Shares that Mr. Preyer has the right to acquire under presently exercisable Options that, if exercised, will become subject to his Voting Agreement. Also includes 12,061 Vanguard Shares owned by Mr. Preyer's spouse as to which he shares voting and investment power. Does not include 63,279 Vanguard Shares held by trusts, the sole beneficiaries of which are Mr. Preyer's children and the trustee of which is Mr. Preyer's sister. Mr. Preyer denies beneficial ownership of the foregoing Vanguard Shares owned by his spouse and held by such trusts. The Vanguard Shares shown do not include 300,000 Vanguard Shares held by a trust of which Mr. Preyer may be deemed to share investment power but over which he has no voting power. Also does not include 249,736 Vanguard Shares held by a charitable remainder unitrust and 11,746 Vanguard Shares held by the Preyer Jacobs Foundation, over which Mr. Preyer has no investment or voting authority.

(5) Includes 60,299 Vanguard Shares that Mr. Biltz has the right to acquire under presently exercisable Options.

(6) Includes 285,899 Vanguard Shares that Mr. Holcombe has the right to acquire under presently exercisable Options.

(7) Includes 251,299 Vanguard Shares that Mr. Rowlenson has the right to acquire under presently exercisable Options. Also includes 14,427 Vanguard Shares owned by Mr. Rowlenson's spouse as to which he shares voting and investment power. Does not include 13,550 Vanguard Shares held by trusts, the sole beneficiaries of which are Mr. Rowlenson's children and the trustee of which is Mr. Rowlenson's brother-in-law. Mr. Rowlenson denies beneficial ownership of the foregoing Vanguard Shares owned by his spouse and held by such trusts.

(8) Includes 6,000 Vanguard Shares that Mr. Brantley has the right to acquire under presently exercisable Options.

(9) Includes 10,500 Vanguard Shares that Mrs. Bray has the right to acquire under presently exercisable Options.

(10) Includes 10,500 Vanguard Shares that Mr. DeMichele has the right to acquire under presently exercisable Options and 1,057,759 Vanguard Shares held by the Smith Richardson Foundation, Inc., of which Mr. DeMichele serves as one of eight trustees. The Vanguard Shares held by the Smith Richardson Foundation, Inc. are also reported as beneficially owned by Mr. Richardson, who is also a trustee. Mr. DeMichele denies beneficial ownership of Vanguard Shares held by the Smith Richardson Foundation, Inc.


(11) Includes 28,245 Vanguard Shares held by Mr. Preyer's spouse. Mr. Preyer denies beneficial ownership of the foregoing Vanguard Shares owned by his spouse. The Vanguard Shares shown do not include 14,929 Vanguard Shares held by a trust of which Mr. Preyer may be deemed to share investment power but over which he has no voting power.

(12) Includes 6,000 Vanguard Shares that Mr. Silverberg has the right to acquire under presently exercisable Options and 165,000 Vanguard Shares owned of record by a limited partnership of which Mr. Silverberg is managing partner.

(13) Includes 1,934,610 Vanguard Shares that directors and executive officers have the right to purchase under the presently exercisable Options.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of December 31, 1998, the Company had approximately a 29% ownership interest in International Wireless Communications Holdings, Inc. ("IWCH"), which interest represented an investment of approximately $26.4 million. The Company also loaned $4.6 million to IWCH as discussed in more detail at Item 7 under the heading "Liquidity and Capital Resources -- Other Investments." Haynes Griffin, a director and executive officer of the Company served as Chairman of the Board of IWCH during 1998 and holds an option to purchase 400,000 shares of IWCH common stock.

     As of December 31, 1998, the Company had invested $12.6 million in Star Digitel Limited ("SDL") and had provided $4.9 million in shareholder loans. The Company also guaranteed obligations of SDL totaling $16.9 million, of which $16.6 million were called for payment in February 1999.

     As of December 31, 1998, the Company owned approximately 24% of the outstanding voting stock of InteroAct Systems, Inc. ("InteroAct") as more fully described at Item 7 under the heading "Liquidity and Capital Resources --
Other Investments." Stephen R. Leeolou, a director and chief executive officer of the Company serves as Chairman of the Board and Chief Executive Officer of InteroAct and Messrs. Richardson, Griffin, Preyer, Jr., DeMichele and Silverberg serve as directors of InteroAct. Michael Leeolou, an executive officer of InteroAct is the brother of Stephen R. Leeolou.

     During 1998, the Company provided certain management services to InteroAct under the terms of a management services agreement and was reimbursed for expenses it incurred. By agreement with certain shareholders of InteroAct, the Company has the right to designate six members of InteroAct's Board of Directors. This agreement will terminate upon the effective date of the Merger.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) (1) and (2)          FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES. The financial statements and supplemental schedules listed in the accompanying Index to Financial Statements and Schedules are filed as a part of this report.
(a) (3)                  EXHIBITS. Exhibits to this report are listed in the accompanying Index to Exhibits.
(b)                      REPORTS ON FORM 8-K.
(b) (1)                  On December 31, 1998, the Registrant filed a Current Report on Form 8-K reporting that on
                         December 24, 1998, the Registrant entered into the Amended and Restated Agreement and Plan of
                         Merger, dated as of October 2, 1998, with AT&T Corp. and Winston Inc. to incorporate certain prior amendments and to make certain other changes to the agreement. Related exhibits were also filed.
(b) (2)                  On December 4, 1998, the Registrant filed a Current Report on Form 8-K reporting that on December 3,
                         1998, the Registrant accepted for payment all of the Registrant's 9 3/8% Senior Debentures due April
                         15, 2006 properly tendered (and not withdrawn) in connection with the cash tender offer commenced on
                         November 4, 1998, and filed related exhibits.
(b) (3)                  On November 9, 1998, the Registrant filed a Current Report on Form 8-K reporting that on
                         November 4, 1998, the Registrant commenced a cash tender offer for its $200 million outstanding principal amount 9 3/8% Senior Debentures due April 15, 2006, and filing as an exhibit Amendment
                         No. 1 to the Agreement and Plan of Merger dated as of October 2, 1998 among AT&T Corp., Winston,
                         Inc. and Vanguard Cellular Systems, Inc.
(b) (4)                  On October 15, 1998, the Registrant filed a Current Report on Form 8-K reporting that on
                         September 30, 1998, the Registrant closed the sale of its Pensacola, FL MSA and Fort Walton Beach,
                         FL RSA markets pursuant to an Asset Purchase Agreement dated May 22, 1998.
(b) (5)                  On October 13, 1998, the Registrant filed a Current Report on Form 8-K reporting that on October 2,
                         1998, the Registrant signed a definitive merger agreement with AT&T Corp., and filed related exhibits.
(b) (6)                  On July 13, 1998, the Registrant filed a current Report on Form 8-K. On July 13, 1998, the Registrant filed a Current Report on Form 8-K reporting that on June 30, 1998, the Registrant closed the sale of its Myrtle Beach and South Carolina 5-Georgetown rural service area markets pursuant to an Asset
                         Purchase Agreement dated March 10, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Section 13 and 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VANGUARD CELLULAR SYSTEMS, INC.


                                        By: /s/  HAYNES G. GRIFFIN
                                          -------------------------------------
                                                 HAYNES G. GRIFFIN
                                          CHAIRMAN OF THE BOARD OF DIRECTORS


                                          Date: March 31, 1999

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                SIGNATURE                                 TITLE                       DATE
----------------------------------------  ------------------------------------- ---------------
  /s/  HAYNES G. GRIFFIN                  Chairman of the Board of Directors    March 31, 1999
  ----------------------------------
       HAYNES G. GRIFFIN

  /s/  STEPHEN R. LEEOLOU                 President, Chief Executive Officer,   March 31, 1999
  ----------------------------------      Director
       STEPHEN R. LEEOLOU

  /s/  STUART S. RICHARDSON               Vice Chairman of the Board of         March 31, 1999
  ----------------------------------      Directors
       STUART S. RICHARDSON

  /s/  L. RICHARDSON PREYER, JR.          Vice Chairman of the Board of         March 31, 1999
  ----------------------------------      Directors
       L. RICHARDSON PREYER, JR.

  /s/  STEPHEN L. HOLCOMBE                Chief Financial Officer (Principal    March 31, 1999
  ----------------------------------      accounting and principal financial
      STEPHEN L. HOLCOMBE                 officer)

  /s/  F. COOPER BRANTLEY                 Director                              March 31, 1999
  ----------------------------------
       F. COOPER BRANTLEY

  /s/  DORIS R. BRAY                      Director                              March 31, 1999
  ----------------------------------
       DORIS R. BRAY

  /s/  ROBERT M. DEMICHELE                Director                              March 31, 1999
  ----------------------------------
       ROBERT M. DEMICHELE

  /s/  L. RICHARDSON PREYER, SR.          Director                              March 31, 1999
  ----------------------------------
       L. RICHARDSON PREYER, SR.

  /s/  ROBERT A. SILVERBERG               Director                              March 31, 1999
  ----------------------------------
       ROBERT A. SILVERBERG

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES



                                                                                                 PAGE
                                                                                                ------
Vanguard Cellular Systems, Inc. and Subsidiaries
 Consolidated Balance Sheets, December 31, 1998 and 1997 .....................................    F-2
 Consolidated Statements of Operations for the Years ended December 31, 1998, 1997 and 1996...    F-3
 Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31,
   1998, 1997 and 1996 .......................................................................    F-4
 Consolidated Statements of Changes in Shareholders' Equity for the Years ended December
   31, 1998, 1997 and 1996 ...................................................................    F-5
 Consolidated Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996...    F-6
 Notes to Consolidated Financial Statements ..................................................    F-7
 Report of Independent Public Accountants ....................................................   F-28
 Schedule I -- Condensed Financial Information of the Registrant .............................   F-29
 Schedule II -- Valuation and Qualifying Accounts ............................................   F-33
Financial Statements of Certain Significant 50% or less Owned Subsidiaries ...................   F-34

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS


                         (DOLLAR AMOUNTS IN THOUSANDS)



                                                                                                  DECEMBER 31,
                                                                                           ---------------------------
                                                                                                1998          1997
                                                                                           ------------- -------------
ASSETS
CURRENT ASSETS:
 Cash, including $16,625 held in escrow...................................................  $   34,038    $    2,487
 Accounts receivable, net of allowances for doubtful accounts of $9,798 and $8,184........      54,917        54,340
 Cellular telephone inventories ..........................................................      13,696        18,826
 Deferred income tax asset ...............................................................      10,374        43,139
 Prepaid expenses ........................................................................       2,554         3,620
                                                                                            ----------    ----------
    Total current assets .................................................................     115,579       122,412
                                                                                            ----------    ----------
INVESTMENTS ..............................................................................     278,438       307,718
                                                                                            ----------    ----------
PROPERTY AND EQUIPMENT, at cost:
 Land ....................................................................................       1,331         2,432
 Buildings ...............................................................................           0           557
 Cellular telephones held for rental .....................................................      23,189        33,505
 Cellular telephone and paging systems ...................................................     377,058       382,012
 Office furniture and equipment ..........................................................      75,233        81,160
                                                                                            ----------    ----------
                                                                                               476,811       499,666
 Less -- Accumulated depreciation ........................................................    (175,686)     (166,230)
                                                                                            ----------    ----------
                                                                                               301,125       333,436
 Construction in progress ................................................................      43,983        37,907
                                                                                            ----------    ----------
                                                                                               345,108       371,343
                                                                                            ----------    ----------
NONCURRENT DEFERRED INCOME TAX ASSET .....................................................          --         9,447
                                                                                            ----------    ----------
NOTES RECEIVABLE FROM EMPLOYEES AND DIRECTORS ............................................       8,270            --
                                                                                            ----------    ----------
OTHER ASSETS, net of accumulated amortization of $8,957 and $10,701 ......................       6,331        17,041
                                                                                            ----------    ----------
    Total assets .........................................................................  $  753,726    $  827,961
                                                                                            ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES -- Accounts payable and accrued expenses .............................  $   80,876    $   58,084
                                                                                            ----------    ----------
NONCURRENT DEFERRED INCOME TAX LIABILITY .................................................       3,817            --
                                                                                            ----------    ----------
LONG-TERM DEBT ...........................................................................     568,276       768,967
                                                                                            ----------    ----------
COMMITMENTS AND CONTINGENCIES (Note 6)
SHAREHOLDERS' EQUITY:
 Preferred stock -- $.01 par value, 1,000,000 shares authorized, no shares issued ........          --            --
 Common stock, Class A -- $.01 par value, 250,000,000 shares authorized, and 39,138,394
   and 38,307,623 shares issued and outstanding ..........................................         391           383
 Common stock, Class B -- $.01 par value, 30,000,000 shares authorized, no shares issued.           --            --
 Additional capital in excess of par value ...............................................     285,618       221,624
 Notes receivable from employees and directors............................................     (19,218)           --
 Accumulated deficit .....................................................................    (166,034)     (221,097)
                                                                                            ----------    ----------
    Total shareholders' equity ...........................................................     100,757           910
                                                                                            ----------    ----------
    Total liabilities and shareholders' equity ...........................................  $  753,726    $  827,961
                                                                                            ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS


                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                    ----------------------------------------
                                                                        1998          1997          1996
                                                                    ------------ -------------- ------------
REVENUE:
  Service revenue .................................................  $  385,826    $  349,638    $ 282,694
  Cellular telephone equipment revenue ............................      34,984        23,328       15,120
  Other ...........................................................         896         1,552        4,240
                                                                     ----------    ----------    ---------
                                                                        421,706       374,518      302,054
                                                                     ----------    ----------    ---------
COSTS AND EXPENSES:
  Cost of service .................................................      30,187        34,443       31,678
  Cost of cellular telephone equipment ............................      56,889        40,223       25,372
  General and administrative ......................................     106,892       100,913       80,057
  Marketing and selling ...........................................      76,244        75,794       62,384
  Depreciation and amortization ...................................      82,960        73,881       48,635
  Merger and other costs ..........................................       4,684            --           --
                                                                     ----------    ----------    ---------
                                                                        357,856       325,254      248,126
                                                                     ----------    ----------    ---------
INCOME FROM OPERATIONS ............................................      63,850        49,264       53,928
INTEREST EXPENSE ..................................................     (55,876)      (57,257)     (46,199)
NET GAINS ON DISPOSITIONS .........................................     268,359           317        2,958
NET LOSSES FROM UNCONSOLIDATED INVESTMENTS ........................     (70,395)      (46,124)      (9,344)
OTHER, net ........................................................         956         1,073          997
                                                                     ----------    ----------    ---------
INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM ..........     206,894       (52,727)       2,340
INCOME TAX (EXPENSE) BENEFIT ......................................    (112,642)       42,700        4,109
                                                                     ----------    ----------    ---------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .......................      94,252       (10,027)       6,449
EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT, NET OF INCOME TAX
  BENEFIT OF $13,337 ..............................................     (20,005)           --           --
                                                                     ----------    ----------    ---------
NET INCOME (LOSS) .................................................  $   74,247    $  (10,027)   $   6,449
                                                                     ==========    ==========    =========
EARNINGS (LOSS) PER COMMON SHARE -- BASIC
NET INCOME (LOSS) BEFORE EXTRAORDINARY LOSS .......................  $     2.54    $    (0.25)   $    0.16
EXTRAORDINARY LOSS, NET OF INCOME TAX BENEFIT .....................       (0.54)           --           --
                                                                     ----------    ----------    ---------
NET INCOME (LOSS) .................................................        2.00         (0.25)        0.16
                                                                     ==========    ==========    =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING ..............      37,156        40,224       41,320
                                                                     ==========    ==========    =========
EARNINGS (LOSS) PER COMMON SHARE -- ASSUMING DILUTION
NET INCOME (LOSS) BEFORE EXTRAORDINARY LOSS .......................  $     2.43    $    (0.25)   $    0.15
EXTRAORDINARY LOSS, NET OF INCOME TAX BENEFIT .....................       (0.52)           --           --
                                                                     ----------    ----------    ---------
NET INCOME (LOSS) .................................................        1.91         (0.25)        0.15
                                                                     ==========    ==========    =========
WEIGHTED AVERAGE NUMBER OF DILUTED COMMON SHARES OUTSTANDING ......      38,791        40,224       41,898
                                                                     ==========    ==========    =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES


             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                         (DOLLAR AMOUNTS IN THOUSANDS)



                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                               -------------------------------------
                                                                                   1998         1997         1996
                                                                               ----------- -------------- ----------
Net income (loss) ............................................................  $ 74,247     $  (10,027)   $ 6,449
Other comprehensive income, net of income tax provision:
  Unrealized holding gain (loss) on securities
   Unrealized holding gain (loss) arising during period ......................    (1,524)       (18,187)     1,825
   Less: Reclassification adjustment for losses included in net income (loss).     1,524         32,757         --
                                                                                --------     ----------    -------
    Other comprehensive income, before income taxes ..........................        --         14,570      1,825
   Income tax provision related to items of other comprehensive income .......        --         (5,100)      (639)
                                                                                --------     ----------    -------
    Other comprehensive income, net of income taxes ..........................        --          9,470      1,186
                                                                                --------     ----------    -------
Comprehensive income (loss) ..................................................  $ 74,247     $     (557)   $ 7,635
                                                                                ========     ==========    =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES


          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                         (DOLLAR AMOUNTS IN THOUSANDS)



                                                           FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                         -----------------------------------------------------------------------------------------
                                               COMMON STOCK         ADDITIONAL
                                                  CLASS A           CAPITAL IN                        NOTES RECEIVABLE
                                         -------------------------   EXCESS OF     NET UNREALIZED    FROM EMPLOYEES AND
                                             SHARES       AMOUNT     PAR VALUE   HOLDING GAIN/LOSS        DIRECTORS
                                         -------------- ---------- ------------ -------------------  ------------------
BALANCE, January 1, 1996 ...............   41,312,053     $413      $ 238,662        $ (16,395)          $     --
Shares issued upon exercise of stock
 options ...............................       27,190       --            448               --                 --
Shares issued for cash .................          279       --              6               --                 --
Shares repurchased and retired .........     (255,000)      (2)        (1,476)              --                 --
Net unrealized holding gain ............           --       --             --            1,825                 --
Net income .............................           --       --             --               --                 --
                                           ----------     ------    ---------        ---------            -----------
BALANCE, December 31, 1996 .............   41,084,522      411        237,640          (14,570)                --
Shares issued upon exercise of stock
 options ...............................       17,550       --             58               --                 --
Shares issued for cash .................       15,551       --            178               --                 --
Shares repurchased and retired .........   (2,810,000)     (28)       (16,252)                                 --
Net unrealized holding losses
 recognized through operations .........           --       --             --           14,570                 --
Net loss ...............................           --       --             --               --                 --
                                           ----------     ------    ---------        ---------            -----------
BALANCE, December 31, 1997 .............   38,307,623      383        221,624               --                 --
Shares issued upon exercise of stock
 options ...............................    2,396,614       24         30,272               --                 --
Shares issued for cash .................       46,157       --            727               --                 --
Equity swap fees .......................           --       --            (76)              --                 --
Shares repurchased and retired .........   (1,612,000)     (16)        (9,326)              --                 --
Recognition of deferred income tax
 asset .................................           --       --         42,397               --                 --
Loans to employees and directors for
 sale of stock..........................           --       --             --               --             (19,218)
Net income .............................           --       --             --               --                 --
                                           ----------     ------    ---------        ---------            -----------
BALANCE, December 31, 1998 .............   39,138,394     $391      $ 285,618        $      --             $(19,218)
                                           ==========     ======    =========        =========            ===========

                                                           TOTAL
                                         ACCUMULATED    SHAREHOLDERS'
                                           DEFICIT         EQUITY
                                         -------------- -------------
BALANCE, January 1, 1996 ...............    $(193,632)    $29,048
Shares issued upon exercise of stock
 options ...............................           --         448
Shares issued for cash .................           --           6
Shares repurchased and retired .........       (2,847)     (4,325)
Net unrealized holding gain ............           --       1,825
Net income .............................        6,449       6,449
                                           ----------     -------
BALANCE, December 31, 1996 .............     (190,030)     33,451
Shares issued upon exercise of stock
 options ...............................           --          58
Shares issued for cash .................           --         178
Shares repurchased and retired .........      (21,040)    (37,320)
Net unrealized holding losses
 recognized through operations .........           --      14,570
Net loss ...............................      (10,027)    (10,027)
                                           ----------     -------
BALANCE, December 31, 1997 .............     (221,097)        910
Shares issued upon exercise of stock
 options ...............................           --      30,296
Shares issued for cash .................           --         727
Equity swap fees .......................           --         (76)
Shares repurchased and retired .........      (19,184)    (28,526)
Recognition of deferred income tax
 asset .................................           --      42,397
Loans to employees and directors for
 sale of stock..........................           --     (19,218)
Net income .............................       74,247      74,247
                                           ----------     -------
BALANCE, December 31, 1998 .............    $(166,034)   $100,757
                                           ==========     =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                         (DOLLAR AMOUNTS IN THOUSANDS)



                                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------------------
                                                                                        1998           1997           1996
                                                                                  --------------- -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ..............................................................  $     74,247     $  (10,027)   $    6,449
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization ................................................        82,960         73,881        48,635
   Amortization of deferred financing costs .....................................         1,563          1,983         1,587
   Net losses from unconsolidated investments ...................................        70,395         46,124         9,344
   Net gains on dispositions ....................................................      (268,359)          (317)       (2,989)
   Deferred income tax provision (benefit) ......................................        88,664        (42,700)       (5,000)
   Extraordinary loss ..........................................................        33,342             --            --
   Stock received for management consulting services ............................            --             --        (2,087)
   Changes in current items:
    Accounts receivable, net ....................................................        (7,720)       (24,433)        1,363
    Cellular telephone inventories ..............................................         4,808         (2,905)       (6,964)
    Accounts payable and accrued expenses .......................................       (10,211)         6,071        10,627
    Other, net ..................................................................           957         (1,563)         (550)
                                                                                   ------------     ----------    ----------
    Net cash provided by operating activities ...................................        70,646         46,114        60,415
                                                                                   ------------     ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment ............................................       (86,568)      (136,825)     (119,077)
 Payments for acquisitions of investments .......................................       (67,856)       (17,773)      (38,790)
 Proceeds from dispositions .....................................................       376,022            448         5,184
 Capital contributions to unconsolidated affiliates .............................        (8,646)          (706)         (221)
                                                                                   ------------     ----------    ----------
    Net cash provided by (used in) investing activities .........................       212,952       (154,856)     (152,904)
                                                                                   ------------     ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments of long-term debt ...........................................    (1,184,417)            --      (193,007)
 Proceeds of long-term debt .....................................................       956,000        138,993       300,802
 Debt issuance costs ............................................................        (4,106)            --        (6,914)
 Proceeds from termination of interest rate protection agreements ...............         5,385             --            --
 Repurchases of common stock ....................................................       (28,602)       (37,320)       (4,325)
 Net proceeds from issuance of common stock .....................................        11,805            236           454
 Loans to shareholders and directors ............................................        (8,270)            --            --
 Increase (decrease) in other assets ............................................           158         (1,860)       (1,426)
                                                                                   ------------     ----------    ----------
    Net cash provided by (used in) financing activities .........................      (252,047)       100,049        95,584
                                                                                   ------------     ----------    ----------
NET INCREASE (DECREASE) IN CASH .................................................        31,551         (8,693)        3,095
CASH, beginning of year .........................................................         2,487         11,180         8,085
                                                                                   ------------     ----------    ----------
CASH, end of year ...............................................................  $     34,038     $    2,487    $   11,180
                                                                                   ============     ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE YEAR FOR:
 INTEREST, net of amounts capitalized ...........................................  $     59,350     $   52,812    $   42,579
 INCOME TAXES ...................................................................        10,300             --           891
                                                                                   ============     ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- ORGANIZATION

     Vanguard Cellular Systems, Inc. ("Vanguard") (a North Carolina corporation) through its only direct subsidiary, Vanguard Cellular Financial Corp. ("VCFC"), is a provider of cellular telephone and paging services to various markets in the eastern United States. The majority of Vanguard's operations are conducted in the Mid-Atlantic SuperSystem covering areas of Pennsylvania, New York and New Jersey. The primary activities of Vanguard, VCFC, its wholly owned subsidiaries and its majority owned cellular entities (collectively referred to as the Company) include acquiring interests in entities that have been granted nonwireline Federal Communications Commission ("FCC") permits to construct or authorizations to operate cellular telephone and paging systems, and constructing and operating cellular and paging systems.


     All of the Company's cellular entities operate under the trade name of CellularONE(R), which is the trade name many nonwireline carriers have adopted to provide uniformity throughout the industry. The trade name is owned by a partnership in which the Company holds a minority ownership interest.

     Vanguard is a holding company which is the 100% shareholder of VCFC. This organization was created to structurally subordinate Vanguard's $200 million in Senior Debentures to VCFC's Credit Facility. (See Note 5 -- Long-Term Financing Arrangements.)


NOTE 2 -- AT&T MERGER

     On October 2, 1998, the Company entered into a definitive merger agreement with AT&T Corp. (AT&T), the "Merger Agreement". Under the terms of the Merger Agreement, each of the Company's outstanding shares of Class A Common Stock (other than dissenting shares) will, at each shareholder's option, be converted into the right to receive 0.59805 (as adjusted to reflect a three-for-two stock split declared by AT&T on March 17, 1999) of a share of AT&T common stock or $23.00 in cash and the Company will be merged into a wholly owned subsidiary of AT&T. Such share exchange options are subject to the overall limitation that the overall consideration for the Company's shares will consist of 50% cash and 50% AT&T common stock. This proposed transaction has been approved by the Company's Board of Directors and the Board of Directors of AT&T. Ultimate consummation is subject to the approval of the Company's shareholders who are expected to vote on the transaction in April 1999 and certain other conditions.


     In connection with the Merger Agreement with AT&T, certain officers and affiliated entities of the Company entered into voting Agreements with AT&T. Under the voting agreements, each shareholder has agreed (i) to vote such shareholder's shares in favor of approval of the merger proposal and against any acquisition proposal from any other person other than AT&T, and (ii) if so requested, to deliver to AT&T an irrevocable proxy with respect to such shares. Vanguard has agreed to indemnify the shareholders from and against all expenses (including reasonable attorneys' fees) incurred in connection with the defense of any action (actual or threatened) arising out of the voting agreements up to an aggregate of $1 million. Vanguard is not liable for any settlement, judgement or award resulting from any such proceeding. Also under the voting agreements, each shareholder has agreed not to dispose of such shareholder's shares, except in certain limited cases for specified purposes. Generally, in the event of any permitted disposal, AT&T has a right of first refusal to purchase any Vanguard shares to be sold.

     Under pre-existing employment agreements with the Company, certain members of management are eligible to receive lump sum payments upon a post-merger termination of employment (as defined in the employment agreements). Such payments will be computed as 2.99 times each employee's average annual total cash compensation for the immediately preceding five years. Should each of the eligible employees be terminated following the merger, the total payments to the employees would be approximately $10.0 million.

     In October 1998, the Board of Directors of the Company revised an existing long term incentive plan that provides for the payment, upon consummation of the AT&T merger, of approximately $1.6 million to certain members of management and the Board of Directors. Further, the Board of Directors approved a resolution to accelerate the vesting of all outstanding stock options upon consummation of the AT&T merger.

     In accordance with agreements entered into in July 1998 (which agreements replaced prior agreements that were scheduled to expire in September 1998), certain members of management and the Board of Directors are entitled to receive, upon

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

NOTE 2 -- AT&T MERGER -- Continued

the consummation of the AT&T merger, payment equal to the amount of income tax paid in 1991 and 1992 related to certain restricted stock awards. Such payments, if made, are expected to total approximately $17.0 million.

     Under the AT&T merger agreement, certain members of management and the Board of Directors are eligible to receive loans from the Company in amounts necessary to exercise vested stock options and to satisfy the tax withholding associated therewith. Such loans would be part recourse and part nonrecourse and would be secured by the shares of stock issued upon the exercise of such options and amounts due to the individuals under certain employment arrangements with the Company. Such loans would become due and payable upon the consummation of the merger, to the extent of cash received by the individual in the merger and 90 days following the merger for any remaining balance. Should the merger fail to occur, such loans will be due within five years from the date of the loan. As of December 31, 1998, loans were outstanding to certain members of management and the Board of Directors totaling $27.5 million.

     Through December 31, 1998, the Company has incurred approximately $3.2 million of merger related costs consisting primarily of investment advisor and other professional fees. These costs are included in merger and other costs on the accompanying 1998 statement of operations.


NOTE 3 -- SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

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


INVESTMENTS

     INVESTMENTS IN DOMESTIC WIRELESS ENTITIES -- Investments in domestic cellular entities consist of the costs incurred to acquire FCC licenses or interests in entities that have been awarded FCC licenses to provide cellular service, net of the Company's share of the fair value of the net assets acquired, payments of other acquisition related expenses and capital contributions to unconsolidated cellular entities. The Company's investments in consolidated wireless entities are being amortized over forty years. Exchanges of minority ownership interests in cellular entities are recorded based on the fair value of the ownership interests acquired.

     INVESTMENTS IN OTHER ENTITIES -- Investments in other entities consist of the Company's investments in International Wireless Communications Holdings, Inc. ("IWC"), Star Digitel Limited ("SDL"), International Wireless Communications Pakistan Ltd. ("IWCPL"), InteroAct Systems, Incorporated ("InteroAct"), Eastern North Carolina Cellular Joint Venture ("ENCCJV") and Geotek Communications, Inc. ("Geotek"). The investments in IWC, SDL, IWCPL, InteroAct and ENCCJV are recorded using the equity method. The investment in Geotek common stock is considered to be "available for sale" under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     The Company recognizes its pro rata share of the net income or losses generated by the entities carried on the equity method of accounting in its consolidated statements of operations (see Note 4).

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis for financial reporting purposes over the following estimated useful lives:


       Buildings ...................................   20 years
       Cellular telephones held for rental .........  1.5 years
       Cellular telephone systems .................. 7-20 years
       Office furniture and equipment .............. 3-10 years

     During 1998, the Company changed the depreciable lives of the rental phone assets from 3 years to 1.5 years, which better reflects the useful life of this equipment. This change increased depreciation expense by approximately $8.7 million or $0.23 per basic common share for the year ended December 31, 1998.

     At December 31, 1998 and 1997, construction in progress was composed primarily of the cost of uncompleted additions to the Company's cellular telephone systems. The Company capitalized interest costs of $824,000 in 1998 and $1.3 million in 1997 and 1996, as part of the cost of cellular telephone systems.

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


LONG-LIVED ASSETS

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment losses are calculated as the difference between the asset's carrying value and its estimated fair market value. Impairment losses have been recorded by the Company related to its investments in Geotek and Star Digitel as discussed in Note 4.


OTHER ASSETS

     Other assets consist of the following at December 31, 1998 and 1997 (in thousands):



                                                   1998        1997
                                               ----------- ------------
       Deferred financing costs ..............  $  4,217    $  16,016
       Acquired customer bases ...............     8,190        8,190
       Interest rate cap agreements ..........     1,209        1,569
       Other .................................     1,672        1,967
                                                --------    ---------
                                                  15,288       27,742
       Accumulated amortization ..............    (8,957)     (10,701)
                                                --------    ---------
                                                $  6,331    $  17,041
                                                ========    =========

     Deferred financing costs are being amortized over the periods of the related agreements. Amortization of $1.2 million, $2.0 million, and $1.6 million has been included in interest expense in each of the accompanying December 31, 1998, 1997, and 1996 consolidated statements of operations, respectively. Upon the closing of the 1998 Loan Agreements (Note 5), the Company paid fees of approximately $4.0 million to the lenders. These fees and other costs incurred in the refinancing were recorded as a long-term asset in the first quarter of 1998 and will be amortized over the lives of the agreements. Remaining unamortized deferred financing costs of $6.6 million related to the 1994 Credit Facility were expensed in the first quarter of 1998 and are included in the statement of operations as an extraordinary item. Additionally, in connection with the Bond Tender Offer (Note 5), remaining unamortized deferred financing costs of $4.4 million and the remaining unamortized

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

NOTE 3 -- SIGNIFICANT ACCOUNTING AND REPORTING POLICIES -- Continued

bond discount of $145,000 related to the Debentures were expensed in the fourth quarter of 1998 and are included in the statement of operations as an extraordinary item.

     The acquired customer bases relate to the acquisitions of the Logan, WV (WV-6) RSA in August 1996, the Union, PA (PA-8) RSA in January 1995, and the Binghamton, NY and Elmira, NY MSAs in December 1994. The customer bases are being amortized over a four-year period and, accordingly, amortization of $2.1 million, $2.1 million, and $1.8 million has been included in the accompanying December 31, 1998, 1997 and 1996 consolidated statements of operations, respectively.

     The Company maintains interest rate cap agreements with certain major financial institutions. These costs are being amortized over the lives of the agreements, and accordingly, amortization of $633,000, $243,000, and $242,000 has been included in interest expense in the accompanying December 31, 1998, 1997 and 1996 consolidated statements of operations, respectively.


REVENUE RECOGNITION

     Service revenue is recognized at the time cellular and paging services are provided and service fees related to prebilled services are not recognized until earned. Cellular telephone equipment revenues consist primarily of sales of cellular telephones to subscribers and are recognized at the time equipment is delivered to the subscriber. During 1998, the Company began selling equipment under a "twelve-month same as cash" program where the purchase price is billed to the customer over the twelve month period. The revenue from the sale is recognized when the equipment is delivered to the customer. Accordingly, there are approximately $8.2 million of installment receivables included in the December 31, 1998 accounts receivable balance.


INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the use of the "asset and liability method" of accounting for income taxes. Accordingly, deferred income tax assets and liabilities are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using enacted income tax rates in effect for the year in which the differences are expected to reverse (see Note 7).


DERIVATIVE FINANCIAL INSTRUMENTS

     Derivative financial instruments in the form of interest rate cap and swap agreements are used by the Company in the management of its interest rate exposures. Interest rate swap agreements modify the interest characteristics of a portion of the Company's debt. Amounts paid or received under interest rate swap agreements are accrued as interest rates change and are recognized over the life of the swap agreements as an adjustment to interest expense. The related receivable from, or amounts payable to, the counter-parties are included in accounts receivable or accounts payable and accrued expenses. Interest rate caps are used to lock in a maximum rate if rates rise, but enable the Company to otherwise pay lower market rates. The costs of interest rate cap agreements are included in interest expense ratably over the lives of the agreements. Payments to be received as a result of the cap agreements are accrued as a reduction of interest expense. The unamortized costs of the cap agreements are included in other assets (see Note 5). The Company does not hold or issue financial instruments for trading purposes.


EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per common share is computed based upon the weighted average number of common shares outstanding during the year. Diluted earnings per common share for 1998 and 1996 reflects the potential dilution that could occur if the Company's outstanding options to issue common stock were exercised and converted into common shares that then shared in the earnings of the Company. Diluted earnings (loss) per common share is computed in accordance with the guidance provided by SFAS No. 128, "Earnings Per Share."

     Outstanding options to purchase 2,314,750 common shares with exercise prices ranging from $21.50 to $25.13 were not included in the 1996 calculation of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common shares. All outstanding options at December 31, 1998 were included in the

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

NOTE 3 -- SIGNIFICANT ACCOUNTING AND REPORTING POLICIES -- Continued

1998 calculation. Options to purchase 4,870,802 shares at a weighted average exercise price of $13.31 were outstanding as of December 31, 1997, but were not included in the computation of diluted loss per common share because the effect would be antidilutive.


STATEMENTS OF CASH FLOWS

     Additional required disclosures of noncash investing and financing activities for the years ended December 31, 1998, 1997 and 1996 are as follows:


     The Company acquired ownership interests in certain cellular entities and other investments for cash and noncash consideration, as follows (in thousands):



                                                                  1998        1997       1996
                                                               ---------- ----------- ----------
      Fair value of investments acquired .....................  $67,856    $ 17,723    $57,272
                                                                -------    --------    -------
      Fair value of noncash consideration given up:
       Cellular licenses and interests .......................       --          --     16,395
       Stock received for management consulting services .....       --          --      2,087
                                                                -------    --------    -------
                                                                     --          --     18,482
                                                                -------    --------    -------
      Cash acquisitions of investments .......................  $67,856    $ 17,723    $38,790
                                                                =======    ========    =======

     The Company acquired property and equipment for cash and noncash consideration, as follows:


      Cash ...................................  $86,568     $ 136,825    $119,077
      Increase (decrease) in accounts payable.   12,564       (15,163)     11,728
                                                -------     ---------    --------
                                                $99,132     $ 121,662    $130,805
                                                =======     =========    ========

RECLASSIFICATION

     Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


NOTE 4 -- INVESTMENTS

     Investments consist of the following as of December 31, 1998 and 1997 (in thousands):



                                                                 1998         1997
                                                             ------------ -----------
   INVESTMENTS IN DOMESTIC WIRELESS ENTITIES:
    Consolidated entities:
      License cost .........................................  $ 305,360    $ 297,142
      Accumulated amortization .............................    (46,454)     (43,696)
                                                              ---------    ---------
                                                                258,906      253,446
                                                              ---------    ---------
    Entities carried on the equity method:
      Cost .................................................         --       10,193
      Accumulated share of earnings ........................         --        1,960
                                                              ---------    ---------
                                                                     --       12,153
                                                              ---------    ---------
    Entities carried on the cost method ....................      4,179        9,592
                                                              ---------    ---------
                                                                263,085      275,191
                                                              ---------    ---------
   INVESTMENTS IN OTHER ENTITIES:
    Entities carried on the equity method:
      Investment in equity securities ......................     68,875       40,794
      Debentures, net of discount of $4,119 and $6,449 .....     13,881       11,551
      Loans ................................................     31,297        4,045
      Accumulated share of losses ..........................    (67,408)     (33,842)
      Valuation allowances on investments in SDL ...........    (31,292)          --
                                                              ---------    ---------
                                                                 15,353       22,548
                                                              ---------    ---------
    Investments carried as "available for sale":
      Cost .................................................         --       37,736
      Net unrealized holding losses ........................         --      (32,757)
                                                              ---------    ---------
                                                                     --        4,979
                                                              ---------    ---------
    Other investments, at cost .............................         --        5,000
                                                              ---------    ---------
                                                                 15,353       32,527
                                                              ---------    ---------
                                                              $ 278,438    $ 307,718
                                                              =========    =========

INVESTMENTS IN DOMESTIC WIRELESS ENTITIES

     The Company's significant activity relating to its investments in domestic wireless entities is discussed below.


CONSOLIDATED ENTITIES AND ENTITIES ON THE EQUITY METHOD

     In August 1996, the Company acquired the Logan, WV RSA ("WV-6 RSA") for a cash purchase price of $16.7 million. The WV-6 RSA is contiguous to the Company's West Virginia markets and its operations are managed as part of its West Virginia metro-cluster.

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

NOTE 4 -- INVESTMENTS -- Continued

     Pro forma results of operations, as if the acquisition of the WV-6 RSA had occurred January 1, 1995 are as follows (in thousands, except per share data):



                                       YEAR ENDED
                                      DECEMBER 31,
                                -------------------------
                                     1996         1995
                                ------------- -----------
   Revenue ....................   $ 304,196    $239,412
   Net income (loss) ..........       4,774      (8,790)
   Net income (loss) per share:
    Basic .....................        0.12       (0.21)
    Diluted ...................        0.11       (0.21)

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

     In June 1998, the Company sold for approximately $162.0 million in cash its Myrtle Beach, SC RSA market and related operations. The purchaser required the Company to place $8.0 million of the purchase price into an escrow fund for one year. These escrowed funds are to be held for certain purchase price adjustments, if any, that may be identified by the purchaser and agreed to by the Company. The date for post closing adjustments has passed, and management does not anticipate such further adjustments to the purchase price.

     In August 1998, the Company sold its 50% investment in a joint venture known as Eastern North Carolina Cellular Joint Venture ("ENCCJV"), for $30 million in cash. The underlying net assets of the joint venture consisted principally of its investment in the FCC licenses in the Wilmington, NC and Jacksonville, NC MSA cellular markets.

     In September 1998, the Company sold for approximately $177.0 million in cash its Pensacola, FL MSA and its Fort Walton Beach, FL RSA markets as well as various minority interests in cellular licenses (the "Florida Markets"). The purchaser required the Company to place $8.6 million of the purchase price into an escrow fund for one year. These escrowed funds are to be held for certain purchase price adjustments, if any, that may be identified by the purchaser and agreed to by the Company. Currently, management does not anticipate any material adjustments to the purchase price.

     As a result of the three dispositions, the Company recognized pre-tax gains of $267.3 million during 1998.

     In July 1998, the Company purchased NationPage, a leading regional paging provider in Pennsylvania and New York, for approximately $28.5 million in cash. Pro forma results of operations, as if the acquisition of NationPage had occurred January 1, 1997 are as follows (in thousands, except per share data):

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

NOTE 4 -- INVESTMENTS -- Continued



                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                         -------------------------
                                                              1998         1997
                                                         ------------- -----------
   Revenue .............................................   $ 426,870    $ 383,719
   Net income (loss) before extraordinary item .........      92,742      (10,823)
   Net income (loss) ...................................      72,737      (10,823)
   Net income (loss) per share:
    Basic ..............................................   $    1.96    $   (0.27)
    Diluted ............................................        1.88        (0.27)

     In the first quarter of 1998, the Company participated in the Federal Communications Commission's ("FCC") Local Multipoint Distribution Service ("LMDS") auction, which concluded on March 25, 1998. The Company was the high bidder for 22 LMDS Basic Trading Area ("BTA") licenses, with an aggregate bid of $8.9 million. The majority of these licenses are in the same markets as the Company's existing cellular operations. LMDS frequencies may be used for a variety of technologies, including traditional wireless telephony, competitive local exchange service, and broadband data transmissions including Internet, video and others. The investment in LMDS licenses is being amortized over a forty year period.


CELLULAR ENTITIES ON THE COST METHOD

     The investment balance of approximately $4.2 million at December 31, 1998 represents the Company's investment in approximately 17 cellular markets with ownership interests ranging from 0.27% to 12.44%. The Company holds these ownership interests for investment purposes. As discussed above, the Company sold various minority interests with a total cost of $4.8 million in conjunction with the sale of its Florida Markets.


NONCELLULAR INVESTMENTS


INTERNATIONAL WIRELESS COMMUNICATIONS HOLDINGS, INC. AND FOREIGN INVESTMENTS

     At December 31, 1998, the Company owned approximately 29% of the outstanding stock of IWC and has invested an aggregate of $24.8 million and had provided loans of $5.7 million. IWC is a development stage company specializing in securing, building and operating wireless businesses, primarily in Asia and Latin America. International Wireless Communications Holdings, Inc., International Wireless Communications, Inc., Radio Movil Digital Americas, Inc., International Wireless Communications Latin America Holdings, Ltd. and Pakistan Wireless Holdings Limited filed separate petitions for relief under chapter 11 of the United States Bankruptcy Code on September 3, 1998. Pursuant to Bankruptcy Court approval on October 28, 1998, the Company has provided IWC with post-petition debtor-in-possession financing in the amount of $4.6 million on a senior secured and administrative priority basis (the "Financing"). The Financing will mature upon the earlier of (i) October 20, 1999, (ii) the date of declaration of events of default by the Company (as described in the Financing documents) and (iii) the effective date of an order of the Bankruptcy Court confirming a plan or reorganization for any of the above-referenced debtors (which pursuant to the order of confirmation entered on March 26, 1999, could occur any time on or after April 9, 1999). At IWC's option, the Financing, along with interest and fees earned under the Financing, may be converted into equity of the reorganized debtors under a plan of reorganization. The Financing was fully funded by the Company in November 1998. The Company has also entered into an Interim Operating Agreement with IWC ("Interim Operating Agreement") which provides, among other things, that IWC is granted authority to exercise day-to-day control over the Company's investment in Pakistan Mobile Communications (Pvt) Ltd. ("PMCL") during the course of the Chapter 11 cases and the Company is granted authority to exercise day-to-day control over IWC's interests in SDL during the course of the Chapter 11 cases. The Bankruptcy Court approved the Interim Operating Agreement at a hearing on October 28, 1998. By order entered on March 26, 1999, the Bankruptcy Court approved the IWC reorganization plan.

     The Company accounts for its investment in IWC under the equity method of accounting and, for the years ended December 31, 1998, 1997 and 1996, recognized losses on this investment totaling $15.3 million, $1.5 million and $11.5 million, respectively. As of December 31, 1998 and 1997, the Company had recognized an amount of losses on the equity method from IWC that was equal to the Company's equity investment in IWC. As a result, the Company has suspended the recognition of losses attributable to IWC until such time that the Company makes further investments in IWC.

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

NOTE 4 -- INVESTMENTS -- Continued

     During the first quarter of 1997, the Company entered into a stock purchase agreement to purchase from an unrelated third party 7% of the outstanding shares of SDL, a Hong Kong company whose principal business activities relate to the provision and development of cellular telecommunications services in the People's Republic of China. SDL is a development stage company, and as such, is expected to incur operating losses for the foreseeable future. The Company accounts for its investment using the equity method of accounting. Through December 31, 1998, the Company had invested $12.6 million in SDL and has provided $5.0 million in shareholder loans. In addition, the Company had guaranteed obligations of SDL totaling $16.9 million, of which $16.6 million have been called during 1999; however, the funding has not yet occurred. SDL requires capital to construct, operate and expand its cellular systems. During 1998, SDL sought additional third party debt or equity financing to continue its operations. As of March 1999, SDL had been unsuccessful in obtaining additional outside financing and its shareholders have not agreed to contribute sufficient capital to maintain operations and pay its existing obligations. With the uncertainty of SDL's ability to continue as a going concern in 1999, the Company decided to write off its total investment in SDL resulting in a $14.4 million charge to net losses from unconsolidated investments. In addition, the Company accrued a liability totaling $16.9 million at December 31, 1998, representing the expected funding of the Company's loan guarantees of SDL. For the years ended December 31, 1998 and 1997, the Company recorded losses on its investment in SDL of $33.7 million and $805,000 respectively.

     During 1997, the Company acquired a 12% equity interest in IWCPL for $7.0 million. IWCPL owns approximately 59% of the equity in Pakistan Mobile Communications (Pvt) Ltd., ("PLCL") a Pakistan company that owns and operates the cellular license in Pakistan. Through December 31, 1998, the Company had invested $10.2 million in IWCPL, and has provided $3.6 million in debt financing. The Company records its proportionate share of the losses of IWCPL under the equity method of accounting. For the years ended December 31, 1998 and 1997, the Company recognized losses on this investment totaling $364,000 and $425,000, respectively.

     In connection with IWC's bankruptcy filing, a Plan of Reorganization was filed and upon the effective date of an order of the Bankruptcy Court confirming a Plan of Reorganization, which could occur any time on or after April 9, 1999, the Company will exchange its interest in IWCPL for IWC's interest in SDL. At that point the Company will evaluate its $13.1 million net investment in Pakistan with respect to its net realizable value as a part of SDL due to the uncertainty of SDL's ability to continue as a going concern.


INTERoACT SYSTEMS, INCORPORATED.

     InteroAct is a development stage company that provides consumer product manufacturers and retailers (currently supermarkets) the ability to offer targeted promotions to retail customers at the point of entry of a retail outlet through an interactive multi-media system utilizing ATM-like terminals. InteroAct has incurred significant net losses since its inception. Such net losses are expected to continue in future years as InteroAct accelerates the rollout of its systems in retail supermarkets.

     As of December 31, 1998, the Company had invested $10.2 million in InteroAct common stock and $8.0 million in InteroAct preferred stock for an ownership interest of approximately 24%. Further, the Company has invested $12.0 million for 18,000 units of 14% Senior Discount Notes issued by InteroAct consisting of $18.0 million principal amount at maturity of the Notes and warrants to purchase up to 169,722 shares of InteroAct common stock. The Company also holds additional warrants to purchase up to 900,113 shares of InteroAct common stock. InteroAct shares issuable under warrants held by Vanguard represent approximately 10% of the outstanding common stock of InteroAct. In addition to the current ownership held by the Company, certain officers, directors and entities affiliated with certain directors of the Company maintain an additional 27% ownership interest in InteroAct.

     The Company accounts for its investments in InteroAct under the equity method of accounting. As of June 30, 1998, the Company's total investment in InteroAct was reduced to zero through the recognition of equity method losses and further loss recognition was suspended. In the third quarter of 1998, the Company invested an additional $8.0 million in InteroAct preferred stock and resumed recognition of equity method losses at that time. As of December 31, 1998, the Company's remaining investment in InteroAct, subject to future equity method losses was $2.3 million. Total equity method losses related to InteroAct were $15.5 million, $11.0 million and $4.2 million during 1998, 1997 and 1996, respectively.

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

NOTE 4 -- INVESTMENTS -- Continued


GEOTEK COMMUNICATIONS, INC.

     Geotek Communications, Inc. (Geotek) is a telecommunications company which was formed to develop a wireless communications network using FHMA digital technology. In 1994, the Company purchased from Geotek 2.5 million shares of Geotek common stock for $30 million. In September 1995, the Company purchased, for $5.0 million in cash, 531,463 shares of convertible preferred stock of Geotek. Under a management agreement, the Company earned and recorded revenue on approximately 500,000 shares of Geotek common stock with an aggregate value of $7.7 million during 1994 through 1996.

     During the fourth quarter of 1997, as a result of declines in the common stock price of Geotek, the Company's management made the determination that its investment in Geotek was impaired and recorded a loss of $32.7 million to adjust the Company's investment in Geotek common stock to its market value at December 31, 1997. In June 1998, Geotek filed petitions seeking protection under Chapter 11 of the United States Bankruptcy Code. Geotek common stock was delisted from NASDAQ on June 30, 1998. Geotek subsequently revised its filing to a Chapter 7 liquidation filing. Based on these actions, the Company's management made the determination that its remaining investment in Geotek was permanently impaired and recognized a loss of approximately $10.0 million to reduce the investment to zero.


NOTE 5 -- LONG-TERM FINANCING ARRANGEMENTS

     At December 31, 1998 the Company's long-term financing arrangements consist primarily of a $1.0 billion Credit Facility (as permanently reduced in 1998 through loan repayments) with various lenders and $3.8 million of Senior Debentures due 2006. The Credit Facility is senior to the Senior Debentures through the use of structured subordination whereby Vanguard is the borrower on the Senior Debentures and VCFC, Vanguard's only direct subsidiary, is the primary obligor on the Credit Facility. As discussed below, the Company's Credit Facility was refinanced in February 1998 and the majority of the Debentures were tendered and retired in December 1998.

     Long-term debt consists of the following as of December 31, 1998 and 1997 (in thousands):



                                                                                       1998        1997
                                                                                   ----------- ------------
   Debt of VCFC:
    Borrowings under the 1998 Loan Agreements:
      Facility A Loan ............................................................  $565,000    $      --
      Facility B Loan ............................................................        --           --
    Borrowings under the 1994 Credit Facility:
      Term Loan ..................................................................        --      325,000
      Revolving Loan .............................................................        --      244,000
    Other Long-Term Debt .........................................................        --          130
                                                                                    --------    ---------
                                                                                    $565,000    $ 569,130
   Debt of Vanguard:
    9 3/8% Senior Debentures due 2006, net of unamortized discount of $0 and $163.     3,276      199,837
                                                                                    --------    ---------
                                                                                    $568,276    $ 768,967
                                                                                    ========    =========

CREDIT FACILITY OF VCFC

     In February 1998, the Company completed the closing of an amendment to the 1994 Credit Facility, increasing the facility to $1.0 billion pursuant to the Third Amended and Restated Facility A Loan Agreement (Facility A Loan) and the Facility B Loan Agreement (Facility B Loan), (collectively, the 1998 Loan Agreements), with various lenders.

     The Facility A and Facility B Loans are available to provide the Company with additional financial and operating flexibility and enable it to pursue business opportunities that may arise in the future. The Facility A Loan consisted of a $750 million senior secured reducing revolving credit facility which allows for the issuance of up to $25 million of standby letters of credit. On June 30, 1998, the Company permanently reduced funds available for borrowing under its Facility A loan by paying down debt with $150 million of the proceeds from the sale of its Myrtle Beach SC, RSA market. The Facility B

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

NOTE 5 -- LONG-TERM FINANCING ARRANGEMENTS -- Continued

Loan consisted of a $250 million 364-day revolving credit facility which may be extended for an additional 364-day period upon the approval of the lenders or converted to a term loan according to the terms and subject to certain conditions of the Facility B Loan Agreement. Subsequent to December 31, 1998, the Company borrowed $250 million against the Facility B which was converted to a term loan according to the terms of the agreement. The proceeds were used to pay down part of the outstanding balance on the Facility A Loan.

     Borrowings under the Facility A and Facility B Loans bear interest at a rate equal to the Company's choice of the Prime Rate or Eurodollar Rate plus an applicable margin based upon a leverage ratio for the most recent fiscal quarter. The ranges for this applicable margin are 0.0% to 0.25% for the Prime Rate and 0.5% to 1.5% for the Eurodollar Rate. Based on the leverage ratio, computed as the ratio of Total Debt (as defined) to Adjusted Cash Flow (as defined), as of December 31, 1998, the Company's applicable margins on borrowings under the Facility A and Facility B Loans are 0.00% and .625% per annum for the first quarter of 1999 for the Prime Rate and Eurodollar Rate, respectively. Upon the occurrence of an event of default as defined in the Facility A and Facility B Loan agreements, the applicable margin added to both the Eurodollar Rate and the Prime Rate becomes 2.0%.

     The outstanding amounts of the Facility A and Facility B Loans as of September 30, 2000 are to be repaid in increasing quarterly installments commencing on September 30, 2000 and terminating at the maturity date of December 31, 2005. The quarterly installment payments begin at 2.5% of the outstanding principal amount at September 30, 2000 and gradually increase to 6.875% of the outstanding principal amount. As discussed above, the Company borrowed funds under the Facility B Loan subsequent to December 31, 1998 and has converted the borrowings to a term loan maturing on December 31, 2005. In the event of a merger with AT&T, the facilities are to be repaid in full and terminated within sixty days after the closing date of the merger.

     The outstanding commitment under the Facility A Loan is reduced and the outstanding borrowings under the Facility B term loan, are due quarterly as follows:



                        PERCENTAGE OF
                      OUTSTANDING LOANS
                     ------------------
  1999 .............           --
  2000 .............          5.0
  2001 .............         15.0
  2002 .............         15.0
  2003 .............         17.5
  2004 .............         20.0
  2005 .............         27.5
                            -----
                            100.0%
                            =====

     Upon closing of the 1998 Loan Agreements, the Company paid fees of approximately $4.0 million to the lenders. These fees and other costs incurred in the refinancing were recorded as a long-term asset in 1998 and are being amortized over the lives of the agreements. Remaining unamortized deferred financing costs of $6.6 million related to the 1994 Credit Facility were expensed in 1998 and are included on the Statement of Operations as an extraordinary item. The Company must pay to the lenders a commitment fee equal to either 0.375% or 0.25% of the aggregate unborrowed balance of the available Facility A commitment and 0.2% or 0.15% of the aggregate unborrowed balance of the Facility B commitment during the terms of the loans based upon the Leverage Ratio for the most recent fiscal quarter.

     Borrowings under the 1998 Loan Agreements are secured by the stock of VCFC and Vanguard Cellular Operating Corp., direct or indirect wholly owned subsidiaries of the Company. Among other restrictions, the 1998 Loan Agreements limit the payment of cash dividends, limit the use of borrowings, limit the creation of additional long-term indebtedness and

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

NOTE 5 -- LONG-TERM FINANCING ARRANGEMENTS -- Continued

require the maintenance of certain financial ratios. The requirements of the 1998 Loan Agreements were established in relation to projected capital needs and projected results of operations and cash flow. These requirements generally were designed to require continued improvement in operating performance such that the Company's cash flow would be sufficient to continue servicing the debt as repayments are required. As of December 31, 1998, VCFC is in compliance with all loan covenants.


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

     During November 1998, the Company commenced a cash tender offer and consent solicitation (the "Offer") of the Debentures. The Company offered to purchase for cash any and all of the outstanding Debentures and solicited consents (the "Solicitation") from registered holders of the Debentures to proposed amendments which eliminated substantially all of the covenants in the Debenture other than the covenants to pay principal and interest on the Debentures. The Company offered a price of $1,107.54 per $1,000 principal amount of Debentures plus accrued and unpaid interest of $12.76 and a consent payment of $30 per $1,000 of Debentures. As of the expiration date of the offer, $196.7 million in principal amount of the total $200.0 million had been tendered (and not withdrawn) and the requisite consents to the proposed amendments were received. The remaining Debentures ($3.3 million in principal) mature in 2006 with interest payable semi-annually and are redeemable at the Company's option, in whole or in part, at any time on or after April 15, 2001. The amendments eliminated virtually all of the covenants of the Debentures. Amounts paid to retire the Debentures were paid with borrowings under the 1998 Loan Agreements.

     In connection with the Offer and the closing of the 1998 Loan Agreements, an extraordinary loss was recorded consisting of the following components (in thousands):


      Costs in excess of principal (Debentures) ...........................  $  27,057
      Manager fee and other costs (Debentures) ............................        505
      Unamortized bond issuance costs and discount (Debentures) ...........      4,549
      Unamortized debt issuance costs (1994 Credit Facility) ..............      6,616
      Proceeds from termination of reverse interest swap transactions .....     (5,385)
                                                                             ---------
                                                                                33,342
      Income tax benefit of the above transactions ........................    (13,337)
                                                                             ---------
                                                                             $  20,005
                                                                             =========

     The future maturities of the principal amount outstanding of all long-term financing arrangements at December 31, 1998 were as follows (in thousands):


  1999 ...................  $      0
  2000 ...................    28,250
  2001 ...................    84,750
  2002 ...................    84,750
  2003 ...................    98,875
  Thereafter .............   271,651
                            --------
                            $568,276
                            ========

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

NOTE 5 -- LONG-TERM FINANCING ARRANGEMENTS -- Continued


INTEREST RATE PROTECTION AGREEMENTS

     The Company maintains interest rate swaps and interest rate caps which provide protection against interest rate risk. At December 31, 1998 and 1997 the Company had interest rate cap agreements in place covering a notional amount of $300 million and $500 million, respectively. The interest rate cap agreements provide protection to the extent that LIBOR exceeds the strike level through the expiration date as follows (in thousands):



                         1998                                                    1997
------------------------------------------------------   -----------------------------------------------------
 STRIKE LEVEL     NOTIONAL AMOUNT     EXPIRATION DATE     STRIKE LEVEL     NOTIONAL AMOUNT     EXPIRATION DATE
--------------   -----------------   -----------------   --------------   -----------------   ----------------
        7.5%         $  50,000         February 1999     7.5%                 $  50,000         February 1999
        7.5             50,000         February 1999     7.5                     50,000         February 1999
        8.0             25,000           August 1999     8.0                     25,000           August 1999
        8.5            100,000         November 2002     9.5                    100,000          October 2002
        7.5             75,000         November 2002     9.5                    100,000          October 2002
                     ---------
                     $ 300,000                           8.5                    100,000         November 2002
                     =========
                                                         7.5                     75,000         November 2002
                                                                              ---------
                                                                              $ 500,000
                                                                              =========

     The total cost of the interest rate cap agreements in place at December 31, 1998 of $1.2 million has been recorded in other assets in the accompanying 1998 consolidated balance sheet and is being amortized over the lives of the agreements as a component of interest expense. During 1998, the Company terminated two of the cap agreements and included approximately $294,000 of unamortized costs in interest expense.

     Additionally, at December 31, 1998 the Company maintains interest rate swap agreements that fix the LIBOR interest rate at 6.10% on a notional amount of $50 million through October 2002 and at 5.62% on a notional amount of $100 million through January 2003. Under these swap agreements, the Company benefits if LIBOR interest rates increase above the fixed rates and incurs additional interest expense if rates remain below the fixed rates. Any amounts received or paid under these agreements are reflected as interest expense over the period covered.

     During December 1998, in connection with the Offer described above, the Company received $5.4 million for the termination of certain reverse interest rate swap agreements with Toronto Dominion and NationsBank. The proceeds were recorded on the Statement of Operations as a reduction of the extraordinary loss on the extinguishment of debt.

     The effect of interest rate protection agreements on the operating results of the Company was to decrease interest expense by $171,000 in 1998 and increase interest expense by $16,000, and $464,000 in 1997 and 1996, respectively.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value and requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Application of this statement is required for fiscal years beginning after June 15, 1999, and may be implemented as early as fiscal quarters beginning June 16, 1998, but cannot be applied retroactively.

     The Company has not applied this statement in the financial statements contained herein. The estimated fair value of interest rate cap and swap agreements presented below is based on quoted market prices as if the agreements were entered into on the measurement date (in thousands):



     DECEMBER 31, 1998            DECEMBER 31, 1997
----------------------------   ------------------------
   CARRYING       ESTIMATED     CARRYING     ESTIMATED
    AMOUNT       FAIR VALUE      AMOUNT      FAIR VALUE
-------------   ------------   ----------   -----------
$      831      $(4,035)       $1,464       $(868)

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


NOTE 6 -- COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     As of December 31, 1998, Vanguard owned approximately 29% of the outstanding common stock of International Wireless Communications Holdings, Inc. ("IWCH"). Vanguard's investment in IWCH has a carrying value of zero. IWCH is a development stage company specializing in securing, building and operating wireless businesses, primarily in Asia and Latin America. IWCH and its affiliates, International Wireless Communications, Inc., Radio Movil Digital Americas, Inc., International Wireless Communications Latin America Holdings, Ltd. and Pakistan Wireless Holdings Limited filed separate petitions for relief under Chapter 11 of the United States Bankruptcy Code on September 3, 1998. A Plan of Reorganization (the "Plan") was submitted by IWCH.

     On January 22, 1999, a group of IWCH shareholders filed a complaint in the Supreme Court of the State of New York (Warburg Dillon Read, ET AL. v. Vanguard Cellular Systems, Inc. ET AL) against Vanguard and certain of Vanguard's and IWCH's directors and officers, alleging fraud and misrepresentation in connection with the merger of Radio Movil Digital Americas into a subsidiary of IWCH. The complaint seeks $81 million in compensatory damages and $325 million in punitive damages. The plaintiffs are former Radio Movil shareholders who received IWCH Series I Preferred Stock as consideration in the merger.

     In addition, on December 16, 1998, another group of IWCH shareholders, who formerly were Radio Movil Shareholders, filed a complaint in the U.S. District Court for the District of Delaware (Loeb Partners Corporation, ET AL v. Griffin, ET AL.) against present and former officers and directors of IWCH (including certain present and former officers and directors of Vanguard) seeking damages in excess of $3.5 million with respect to the Radio Movil transaction. In addition, in the course of the IWCH bankruptcy proceeding, certain other shareholders of IWCH have asserted in the filings with the court that they have claims against Vanguard or individual current or former officers and directors of Vanguard in connection with IWCH.

     On March 26, 1999, the bankruptcy court confirmed the IWCH plan of reorganization as submitted with one modification. Upon the effective date, which could occur any time on or after April 9, 1999, Vanguard and Vanguard officers and directors are released from claims by IWCH and IWCH bondholders under the release provisions of the Plan. Direct (i.e., non-derivative) claims against Vanguard or its officers and directors by shareholders of IWCH, including those stated in the above referenced suits, are not released under the Plan, as modified. The Company believes that the allegations of the shareholder suits are without merit and intends to vigorously defend such suits.

     On March 16, 1999, the Company received a letter from a California attorney purporting to represent Star Digitel, in which he threatened that Star Digitel would sue Vanguard, a Vanguard affiliate, and a director of Vanguard, on the grounds that Vanguard, the Vanguard affiliate and the Vanguard director failed to fulfill certain alleged promises to raise funds for Star Digitel, to assist Star Digitel in finding a strategic investment partner, and to assist Star Digitel in resolving disputes with a commercial equipment supplier. The letter asserts that the damages could exceed $500 million. Star Digitel filed suit containing causes of action for breach of contract, fraud and misrepresentation, consistent with the above description, in Federal District Court in Los Angeles on March 23, 1999. The Company believes that the allegations of the suit are without any merit and intends to vigorously defend such litigation.

     Other legal proceedings pending against the Company or any of its subsidiaries are routine filings with the FCC and state regulatory authorities and customary regulatory proceedings pending in connection with acquisitions and interconnection rates and practices, proceedings concerning the telecommunications industry generally and other proceedings arising in the ordinary course of business.

     Management believes, even if resolved unfavorably to the Company, the above legal proceedings would not have a materially adverse effect on the Company's business.

OPERATING LEASES

     The Company leases office space, furniture, equipment, vehicles and land under noncancelable operating leases expiring through 2019. As of December 31, 1998, the future minimum rental payments under these lease agreements having an initial or remaining term in excess of one year were as follows (in thousands):

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

NOTE 6 -- COMMITMENTS AND CONTINGENCIES -- Continued


  1999 ...................  $ 13,800
  2000 ...................    13,092
  2001 ...................    12,330
  2002 ...................    11,451
  2003 ...................    10,922
  Thereafter .............    99,644
                            --------
                            $161,239
                            ========

     Rent expense under operating leases was $13.8 million, $12.9 million, and $9.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.


CONSTRUCTION AND CAPITAL COMMITMENTS

     Capital expenditures for 1999 are estimated to be approximately $70.0 million to $80.0 million, and are expected to be funded primarily with internally generated funds.


NOTE 7 -- INCOME TAXES

     Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The components of net deferred income taxes as of December 31, 1998 and 1997 were as follows (in thousands):



                                                                   1998         1997
                                                               ------------ -----------
      Deferred income tax assets:
        Net operating loss carryforwards .....................  $  52,564    $ 122,926
        Property and equipment ...............................        228           --
        Alternative minimum tax credits ......................      6,191          891
        Accumulated losses of unconsolidated investments .....     23,814           --
        Other liabilities and reserves .......................      6,545        6,280
         Less: Valuation allowance ...........................    (23,814)     (31,439)
                                                                ---------    ---------
         Total deferred income tax assets ....................     65,528       98,658
                                                                ---------    ---------
      Deferred income tax liabilities:
        Investments and other intangibles ....................    (58,971)     (45,630)
        Property and equipment ...............................         --         (442)
         Total deferred income tax liabilities ...............    (58,971)     (46,072)
                                                                ---------    ---------
      Net deferred income taxes ..............................  $   6,557    $  52,586
                                                                =========    =========

     As of December 31, 1998, the Company has cumulative net deferred income tax assets (before valuation allowance) totaling approximately $30.3 million. The net deferred income tax asset is composed of $89.3 million of gross deferred income tax assets and $59.0 million of gross deferred income tax liabilities. The gross deferred income tax assets consist primarily of the income tax effect of Federal net operating loss carryforwards ("NOL's") of approximately $78.3 million. These losses may be used to reduce future taxable income and expire periodically through 2012. Included in the NOL carryforward are additional income tax deductions arising from restricted stock bonuses, stock options and stock purchase warrants ("Equity NOL's). The recognition of this component results in a direct increase to shareholders' equity. Gross deferred income tax assets also include timing differences related to reserves and accruals, basis differences in property and equipment, cumulative losses on unconsolidated investments and alternative minimum tax credit carryforwards. Deferred income tax liabilities consist primarily of basis differences in cellular licenses.

     Prior to 1996, the Company incurred significant financial reporting and tax losses primarily as a result of substantial depreciation, amortization and interest expenses associated with acquiring and developing its cellular markets and substantial marketing and other operating costs associated with building its subscriber base. Although substantial net deferred income

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

NOTE 7 -- INCOME TAXES -- Continued

tax assets were generated during these periods, a valuation allowance was established because in management's assessment the historical operating results made it uncertain whether the net deferred income tax assets would be realized.


     In evaluating the realizability of its net deferred income tax assets (before valuation allowance) at December 31, 1997, the Company considered the expected effects of certain planned market and asset disposition transactions. These transactions were expected to generate substantial taxable income to utilize a significant portion of the accumulated NOL's. As a result, the Company had recognized, as of December 31, 1997, a net deferred income tax asset of $52.6 million. A valuation allowance of $31.4 million was retained on certain assets due to uncertainties as to their realizability. These assets consisted of the Equity NOL's. The disposition transactions discussed previously were consummated during 1998 and generated taxable income to the Company of approximately $285.0 million. As a result, the Company utilized the NOL's to offset the Federal and partially offset the state income taxes that would have been due on these gains.

     For the years ended December 31, 1998, 1997 and 1996, the Company's benefit (provision) for income taxes (including the benefit of $13.3 million on the 1998 extraordinary loss) consisted of the following (in thousands):



                                1998        1997       1996
                           ------------- ---------- ---------
  Deferred ...............   $ (88,664)   $42,700    $5,000
  Current
  Federal ................      (5,300)        --      (891)
  State ..................      (5,341)        --        --
                             ---------    -------    ------
                             $ (99,305)   $42,700    $4,109
                             =========    =======    ======

     In addition to the provision recorded, the Company recognized deferred income tax assets during the fourth quarter of 1998 totaling approximately $11.0 million related to Equity NOL's generated with the exercise of certain stock options. This recognition was recorded as a direct increase to shareholders' equity.

     A reconciliation between income taxes computed at the statutory Federal rate of 35% and the reported income tax (provision) benefit is as follows (in thousands):



                                                                  DECEMBER 31,
                                                      -------------------------------------
                                                           1998         1997        1996
                                                      ------------- ----------- -----------
      Amount at statutory Federal rate ..............   $ (66,658)   $ 18,454    $   (808)
      State income taxes net of Federal benefit .....      (3,472)         --
      Net benefit of tax planning strategies ........          --          --       6,616
      Change in valuation allowance .................     (23,814)     32,805         638
      Other .........................................      (5,361)     (8,559)     (2,337)
                                                        ---------    --------    --------
      Income tax benefit ............................   $ (99,305)   $ 42,700    $  4,109
                                                        =========    ========    ========

     In 1996, the Company executed certain tax planning strategies that had the effect of increasing the total net deferred income tax assets. These transactions generally resulted in the current utilization of net operating loss carryforwards in exchange for the creation of income tax basis that will be deductible in future periods.

     The remaining valuation allowance at December 31, 1997 of $31.4 million related to the Equity NOL's was reversed during the third quarter of 1998 with a direct increase to shareholders' equity as it was determined by management that it was more likely than not that the Equity NOL's were realizable. During 1998, management recorded a valuation allowance on capital losses incurred during the year on certain unconsolidated investments due to uncertainties as to when and whether these assets will be realized in the future. As of December 31, 1998, a valuation allowance of $23.8 million remains related to losses accumulated during 1998 on these investments.

     The primary differences between the accumulated deficit for financial reporting purposes and the income tax loss carryforwards relate to the differences in the treatment of certain deferred cellular license acquisition costs, certain gains on dispositions of cellular interests, partnership losses, depreciation methods, estimated useful lives and compensation earned under the stock compensation plan. These carryforwards may be subject to annual limitation in the future in accordance with

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

NOTE 7 -- INCOME TAXES -- Continued

the Tax Reform Act of 1986 and the ability to use these carryforwards could be significantly impacted by a future "change of control" of the Company. The limitations, if any, arising from such future "change in control" cannot be known at this time.


NOTE 8 -- CAPITAL STOCK AND COMPREHENSIVE INCOME

ACQUISITION OF CELLULAR INTERESTS

     The Company has registered 4,500,000 shares of its Class A common stock and 3,000,000 shares of its Class B common stock. The shares may be offered in connection with the acquisition of entities which have received or may receive an authorization or license from the FCC to provide cellular service. Through December 31, 1998, 2,707,957 of these registered shares of Class A common stock have been issued in conjunction with the acquisition of cellular markets.


STOCK COMPENSATION PLANS

     During 1994, the Board adopted the 1994 Long-Term Incentive Plan (the "1994 Plan"). Under the provisions of the 1994 Plan, the Company may grant up to 6,000,000 shares of the Company's Class A common stock to officers, directors and key employees in the form of nonqualified stock options, incentive stock options, stock appreciation rights, unrestricted stock, restricted stock and performance shares. During 1996, the Board adopted the 1996 Stock Option Plan for Non-Employee Directors (the "1996 Plan"). Under the provisions of the 1996 Plan, the Company may grant up to 100,000 shares of the Company's Class A common stock to non-employee directors of the Company in the form of nonqualified stock options. All stock options must require exercise prices of not less than the fair market value of the Company's Class A common stock on the date of the grant, except that certain incentive stock options must require exercise prices of not less than 110% of fair market value of the Company's Class A common stock on the date of the grant. Options granted under the 1994 and 1996 Plans may not have a term greater than ten years from the date of grant and are not transferable except upon death. As of December 31, 1998, 2,203,800 shares were available for future grants under the 1994 Plan and 70,000 shares were available for future grants under the 1996 Plan.

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

NOTE 8 -- CAPITAL STOCK AND COMPREHENSIVE INCOME -- Continued

     Stock option activity under the plans was as follows:



                                            NUMBER OF SHARES   WEIGHTED AVERAGE
                                              UNDER OPTION      EXERCISE PRICE
                                           ------------------ -----------------
      Balance, January 1, 1996 ...........      3,903,102         $  18.96
                                                ---------
      Granted ............................      1,331,925            18.40
      Exercised ..........................        (27,190)           16.56
      Forfeited ..........................         (6,450)           24.57
                                                ---------
      Balance, December 31, 1996 .........      5,201,387            18.82
                                                ---------
      Granted ............................      2,012,075            10.02
      Exercised ..........................        (17,470)            3.32
      Forfeited ..........................        (24,940)           14.91
      Cancelled ..........................     (2,300,250)           22.95
                                               ----------
      Balance, December 31, 1997 .........      4,870,802            13.31
                                               ----------
      Granted ............................      1,185,000            16.11
      Exercised ..........................     (2,396,614)           12.64
      Forfeited ..........................        (47,085)           15.30
                                               ----------
      Balance, December 31, 1998 .........      3,612,103            14.65
                                               ----------

     During December, 1998, certain executive officers and directors exercised stock options totaling 1,626,186 shares at a weighted average exercise price of $11.82. Subsequent to December 31, 1998, approximately 1,020,760 additional options had been exercised at a weighted average exercise price of $15.31.

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

     Of the total options outstanding at December 31, 1998, 2,791,030 have an exercise price in the range of $10.00 and $15.75 with a weighted-average exercise price of $13.45 and a weighted-average remaining contractual life of
7.1 years. Of the 2,791,030 options, 1,907,876 are exercisable at December 31, 1998. Of the total outstanding options at December 31, 1998, 811,073 have an exercise price in the range of $17.17 and $19.25 with a weighted-average exercise price of $18.69 and a weighted-average contractual life of 6.4 years, and 799,498 of those options are exercisable at December 31, 1998. The remaining 10,000 options have an exercise price of $22.38 and a remaining contractual life of 7.4 years.

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

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES

NOTE 8 -- CAPITAL STOCK AND COMPREHENSIVE INCOME -- Continued



                                        1998          1997          1996
                                   ------------- -------------- ------------
      Net income (loss):
  As reported ....................   $  74,247     $  (10,027)    $  6,449
  Pro forma ......................   $  60,105     $  (19,309)    $    163
      Net income (loss) per share:
  Basic:
  As reported ....................   $    2.00     $    (0.25)    $   0.16
  Pro forma ......................   $    1.82     $    (0.48)   $   (0.27)
      Net income (loss) per share:
  Diluted:
  As reported ....................   $    1.91     $    (0.25)   $    0.15
  Pro forma ......................   $    1.74     $    (0.48)   $   (0.27)

     For the above information, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 1998, 1997, and 1996, respectively: risk free rates of 5.5% to 5.6%, 6.5% to 6.8%, and 6.0% to 6.6% expected volatility of 50%, 45%, and 35% and expected lives of 7 years in each year. The weighted-average grant date fair value of options granted during 1998, 1997, and 1996 was $7.33, $7.27, and $9.19, respectively.

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the above pro forma amounts may not be representative of the compensation costs to be expected in future years.


SHARES RESERVED FOR ISSUANCE

     At December 31, 1998, 5,885,903 shares of the Company's Class A common stock are reserved for exercise and grant under the Company's stock compensation plans. In addition, 1,792,043 shares of Class A common stock and 3,000,000 shares of Class B common stock are reserved for issuance in conjunction with the acquisition of cellular interests discussed above.


SHARE REPURCHASE

     The Company's Board of Directors has authorized the repurchase of up to 7,500,000 shares of its Class A Common Stock from time to time in open market or other transactions. During 1998, 1997 and 1996, the Company repurchased 1,612,100, 2,810,000 and 255,000 shares, respectively, of its Class A Common Stock at an average price of approximately $17.70 in 1998, $13.00 in 1997 and $17.00 in 1996.

     During the second quarter of 1998, the Company entered into a total return equity swap (the "Equity Swap") with a financial institution counterparty (the "Counterparty"). Pursuant to the swap, the Company has the right to purchase from the Counterparty on or prior to June 30, 2000, shares of Vanguard Cellular Systems, Inc.'s Class A common stock ("Equity Swap Shares") at a price based upon the Counterparty purchase price for said shares at initiation of the Equity Swap. At each quarter end during the term of the Equity Swap, the Company is required to settle any decrease in the market value of the Equity Swap Shares below the Counterparty's cost with shares of Vanguard Cellular Systems, Inc.'s Class A stock, or with cash or a letter of credit in the amount of the decrease. In addition, the Company is required to pay the Counterparty a quarterly fee equal to a LIBOR-based rate on the Counterparty's adjusted cost to acquire the Equity Swap Shares. Due to the Company's ability to issue shares to settle periodic price fluctuations under the Equity Swap, the Company records all amounts received (paid) under this arrangement as increases (decreases) to equity.

     The purpose of the total return equity swap is to allow the Company to lock in the current price of Vanguard stock in anticipation of, or in lieu of, a future buyback, without the necessity of a present cash outlay. As of December 31, 1998, the Counterparty had acquired 112,800 shares of Vanguard Class A Common Stock at an approximate cost of $2.1 million. Based on the closing stock price of $25.81 at December 31, 1998, the market value of the Equity Swap Shares was greater than the Counterparty's cost of such shares by $765,874.

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


NOTE 9 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses were composed of the following at December 31, 1998 and 1997 (in thousands):



                                                  1998        1997
                                              ----------- -----------
       Accounts payable .....................  $ 33,315    $ 26,594
       Accrued expenses:
        Interest ............................     4,615       8,763
        Payroll and commissions .............    14,508      13,578
        Accrued obligations of SDL ..........    16,900          --
        Taxes ...............................     5,221       3,543
        Other ...............................     6,317       5,606
                                               --------    --------
                                               $ 80,876    $ 58,084
                                               ========    ========

NOTE 10 -- DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each category of financial instruments for which it is practicable to estimate that value:

     CELLULAR ENTITIES CARRIED ON THE COST METHOD -- The fair value of these instruments is estimated based upon recent transactions from this portfolio.

     INTERoACT DEBENTURES AND WARRANTS -- The fair value of the combined investment in InteroAct debentures and warrants is based upon the quoted market price.

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

     The estimated fair values of the Company's financial assets (liabilities) are summarized as follows (in thousands):



                                                         DECEMBER 31, 1998           DECEMBER 31, 1997
                                                     -------------------------- ---------------------------
                                                        CARRYING     ESTIMATED     CARRYING     ESTIMATED
                                                         AMOUNT     FAIR VALUE      AMOUNT      FAIR VALUE
                                                     ------------- ------------ ------------- -------------
  Cellular entities carried on the cost method .....  $    4,179    $    9,317   $    9,592    $   27,907
  InteroAct debentures and warrants ................           0         1,440        8,300        10,800
  Interest rate protection agreements ..............         831        (4,035)       1,464          (868)
  Borrowings under Credit Facility .................    (565,000)     (565,000)    (569,000)     (569,000)
  Senior Debentures of Vanguard ....................      (3,276)       (3,669)    (199,837)     (208,000)
  Notes receivable from employees and directors.....      27,488        27,488           --            --

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED


NOTE 11 -- QUARTERLY INFORMATION (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE
                AMOUNTS)



1998 QUARTERS                                              FIRST        SECOND          THIRD        FOURTH         TOTAL
------------------------------------------------------ ------------ -------------- -------------- ------------ --------------
 Revenue .............................................  $  97,959     $  112,193     $  109,228    $ 102,326     $  421,706
 Income from operations ..............................     11,742         20,317         18,818       12,973         63,850
 Net income (loss) before extraordinary item .........    (16,758)        63,809         89,736      (42,535)        94,252
 Net income (loss) ...................................    (20,729)        63,809         89,736      (58,569)        74,247
 Net income (loss) per share before extraordinary item
  Basic ..............................................      (0.44)           1.72           2.44       (1.15)           2.54
  Diluted ............................................      (0.44)           1.65           2.31       (1.15)           2.43
 Net income (loss) per share
  Basic ..............................................      (0.55)           1.72           2.44       (1.59)           2.00
  Diluted ............................................      (0.55)           1.65           2.31       (1.59)           1.91

 1997 QUARTERS                                            FIRST        SECOND          THIRD         FOURTH        TOTAL
------------------------------------------------------  ---------    -----------     -----------   ---------     -----------
 Revenue .............................................  $  80,315     $   94,148     $  101,317    $  98,738     $  374,518
 Income from operations ..............................     10,882         13,047         18,780        6,555         49,264
 Net income (loss) ...................................        228             74          1,068      (11,397)       (10,027)
 Net income (loss) per share
  Basic ..............................................        0.01           0.00           0.03       (0.29)         (0.25)
  Diluted ............................................        0.01           0.00           0.03       (0.29)         (0.25)

     Certain amounts in the quarterly financial information for the first, second and third quarters of 1997 have been reclassified to conform to the fourth quarter presentation.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Vanguard Cellular Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Vanguard Cellular Systems, Inc. (a North Carolina corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vanguard Cellular Systems, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to consolidated financial statements and schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                         ARTHUR ANDERSEN LLP

Greensboro, North Carolina,
March 22, 1999.

                        VANGUARD CELLULAR SYSTEMS, INC.
        SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                    CONDENSED PARENT COMPANY BALANCE SHEETS


                         (DOLLAR AMOUNTS IN THOUSANDS)



                                                                                            DECEMBER 31,   DECEMBER 31,
                                                                                                1998           1997
                                                                                           -------------- -------------
ASSETS
Cash .....................................................................................   $    9,998    $    1,110
Prepaid expenses .........................................................................            6             6
Investments ..............................................................................       85,729       198,542
Notes receivable from employees and directors ............................................        8,270            --
Other assets .............................................................................           50         4,951
                                                                                             ----------    ----------
   Total assets ..........................................................................   $  104,053    $  204,609
                                                                                             ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued liabilities ......................................................................   $       20    $    3,862
Long-term debt, net of discount of $0 and $163 ...........................................        3,276       199,837
                                                                                             ----------    ----------
   Total liabilities .....................................................................        3,296       203,699
                                                                                             ----------    ----------
Shareholders' equity:
 Preferred stock -- $.01 par value, 1,000,000 shares authorized, no shares issued ........           --            --
 Common stock, Class A -- $.01 par value, 250,000,000 shares authorized, 39,138,394 and
   38,307,623 shares issued and outstanding ..............................................          391           383
 Common stock, Class B -- $.01 par value, 30,000,000 shares authorized, no shares issued             --            --
 Additional capital in excess of par value ...............................................      285,618       221,624
 Notes receivable from employees and directors............................................      (19,218)           --
 Accumulated deficit .....................................................................     (166,034)     (221,097)
                                                                                             ----------    ----------
   Total shareholders' equity ............................................................      119,975           910
                                                                                             ----------    ----------
   Total liabilities and shareholders' equity ............................................   $  104,053       204,609
                                                                                             ==========    ==========

The accompanying notes to condensed parent company financial statements are an integral part of these balance sheets.

                        VANGUARD CELLULAR SYSTEMS, INC.
        SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


               CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS


                         (DOLLAR AMOUNTS IN THOUSANDS)




                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                  1998          1997          1996
                                                              ------------ -------------- ------------
General and administrative expense ..........................  $     (68)    $      (73)   $      --
Interest expense ............................................    (17,359)       (19,025)     (13,940)
Equity in earnings of Vanguard Cellular Financial Corp. .....    118,400          9,071       20,389
                                                               ---------     ----------    ---------
Income (loss) before extraordinary item .....................    100,973        (10,027)       6,449
Extraordinary loss on extinguishment of debt ................    (26,726)            --           --
                                                               ---------     ----------    ---------
Net income (loss) ...........................................  $  74,247     $  (10,027)   $   6,449
                                                               =========     ==========    =========

The accompanying notes to condensed parent company financial statements are an integral part of these statements.

                        VANGUARD CELLULAR SYSTEMS, INC.
        SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


                      CONDENSED STATEMENTS OF CASH FLOWS


                         (DOLLAR AMOUNTS IN THOUSANDS)




                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                              ------------------------------------------
                                                                                   1998           1997          1996
                                                                              ------------- --------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ..........................................................  $   74,247      $(10,027)     $    6,449
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Amortization of deferred debt issuance costs .............................         540           600             450
   Extraordinary loss on extinguishment of debt .............................      26,726            --              --
   Equity in earnings of Vanguard Cellular Financial Corp ...................    (118,400)       (9,071)        (20,389)
   Amortization of bond investment discount .................................          18            20              15
   Change in prepaid expenses ...............................................          --              (6)           --
   Change in accrued liabilities ............................................      (1,332)           22           3,840
                                                                               ----------      ----------    ----------
    Net cash used in operating activities ...................................     (18,201)      (18,462)         (9,635)
                                                                               ----------      ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from dividends of investee ........................................     273,604        56,070          13,960
 Investment in Vanguard Cellular Financial Corp. ............................          --            --        (193,668)
                                                                               ----------      ----------    ----------
    Net cash provided by (used in) investing activities .....................     273,604        56,070        (179,708)
                                                                               ----------      ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock .................................      11,805           236             454
 Repurchase of common stock .................................................     (28,602)      (37,320)         (4,325)
 Proceeds of long-term debt .................................................          --            --         199,802
 Proceeds of termination of interest rate protection agreements .............       5,385            --              --
 Repayments of long term debt ...............................................    (226,783)           --              --
 Loans to shareholders and directors ........................................      (8,270)           --              --
 Increase in other assets ...................................................         (50)           --              --
 Debt issuance costs ........................................................          --            --          (6,002)
                                                                               ----------      ----------    ----------
    Net cash provided by (used in) financing activities .....................    (246,515)      (37,084)        189,929
                                                                               ----------      ----------    ----------
NET INCREASE IN CASH ........................................................       8,888           524             586
CASH, BEGINNING OF YEAR .....................................................       1,110           586              --
                                                                               ----------      ----------    ----------
CASH, END OF YEAR ...........................................................  $    9,998      $  1,110      $      586
                                                                               ==========      ==========    ==========

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

     During November 1998, the Company commenced a cash tender offer and consent solicitation (the "Offer") of the Debentures. The Company offered to purchase for cash any and all of the outstanding Debentures and solicited consents (the "Solicitation") from registered holders of the Debentures to proposed amendments which eliminated substantially all of the covenants in the Debenture other than the covenants to pay principal and interest on the Debentures. The Company offered a price of $1,107.54 per $1,000 principal amount of Debentures plus accrued and unpaid interest of $12.76 and a consent payment of $30 per $1,000 of Debentures. As of the expiration date of the offer, $196.7 million in principal amount of the total $200.0 million had been tendered (and not withdrawn) and the requisite consents to the proposed amendments were received. The remaining Debentures ($3.3 million in principal) mature in 2006 with interest payable semi-annually and are redeemable at the Company's option, in whole or in part, at any time on or after April 15, 2001. The amendments eliminated virtually all of the covenants of the Debentures. Amounts paid to retire the Debentures were paid with borrowings under the 1998 Loan Agreements. Additionally, during 1998, in connection with the offer, the Company received $5.4 million for the termination of certain reverse interest rate swap agreements.

     The proceeds were recorded on the Statement of Operations as an extraordinary item. In connection with the Offer, an extraordinary loss was recorded consisting of the following components (in thousands):



      Costs in excess of principal ....................................  $ 27,057
      Manager fee and other costs .....................................       505
      Unamortized bond issue costs and discount .......................     4,549
      Proceeds from termination of reverse interest swap transactions .    (5,385)
                                                                         --------
                                                                         $ 26,726
                                                                         ========

4. SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL DISCLOSURES.

               VANGUARD CELLULAR SYSTEMS, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                         (DOLLAR AMOUNTS IN THOUSANDS)



                                          BALANCE     PROVISION
                                             AT      CHARGED TO                              BALANCE AT
                                         BEGINNING    COSTS AND                                END OF
                                         OF PERIOD    EXPENSES    DEDUCTIONS(1)   OTHER(2)     PERIOD
                                        ----------- ------------ --------------- ---------- -----------
Allowance for doubtful accounts:
 Year ended December 31, 1996 .........   $ 5,823      $ 5,860      $  (7,113)     $   47     $ 4,617
 Year ended December 31, 1997 .........     4,617       11,288         (7,721)         --       8,184
 Year ended December 31, 1998 .........     8,184       12,564        (10,020)       (930)      9,798

---------
(1) Accounts written off during the period.

(2) Represents removal of allowance for doubtful accounts for entities sold during the period, net of the allowance for doubtful accounts for entities acquired.



                                            BALANCE     PROVISION
                                               AT       CHARGED TO                        BALANCE AT
                                           BEGINNING    COSTS AND                           END OF
                                           OF PERIOD   EXPENSES(1)   DEDUCTIONS   OTHER     PERIOD
                                          ----------- ------------- ------------ ------- -----------
 Valuation allowances on investments:
   Year ended December 31, 1998 .........  $   --      $ 31,292      $   --       $ --    $ 31,292

---------
(1) Represents the write off of the remaining investment balance in SDL of $14,392 as well as the accrual of a liability of $16,900 representing the expected funding of the Company's loan guarantees of SDL.

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


           As discussed in Note 21(c), the Company's investments in mobile cellular telecommunications projects in the Peoples Republic of China, ("PRC") are undertaken in the form of cooperative joint ventures or cooperative agreements. The structure of the Great Wall cooperative joint ventures in which the Company has invested is a derivative of a structure commonly referred to as a "Chinese-Chinese-Foreign" ("CCF"). Subsequent to April 1998, it became public knowledge that the State Planning Commission ("SPC"), the Ministry of Foreign Trade and Economic Commission ("MOFTEC") and the Ministry of Finance ("MOF") had requested approval from the State Council for proposed new regulations to govern the use of the CCF structure in joint ventures involving Unicom, the second largest telecommunications operator in the PRC. The proposed new regulations would affect, amongst others, the profit sharing arrangements of the joint venture partners and the disposition of the fixed assets of the joint venture. To date, the State Council has not approved the proposed new regulations. A press conference in December 1998 by the Ministry of Information Industry ("MII") indicated that the MII is currently undertaking a review of Unicom's joint ventures using the CCF structure. Any new regulations resulting from the approval from the State Council of the submission from the SPC, MOFTEC and MOF or the review of the Unicom joint ventures by the MII may trigger a review of the Company's Great Wall joint ventures and thus, may significantly impact the operations of the Company.

           On March 25, 1999, one of the shareholders of the Company ("the major shareholder") issued a public announcement stating that the results of the Company have been materially and adversely affected by the uncertainty in the PRC government policies towards telecommunications industry and in part the default on the part of another shareholder of the Company in making equity contributions to the Company. As such, the directors of the major shareholder are considering to make a provision against the value of their interest in the Company.

           In addition, as discussed in Note 21(d), (e), (f) and (g), subsequent to April 1998, the Company received a writ of summons and statutory demands from certain creditors and banks for repayment of amounts due of approximately US$52.5 million. The balances represent amounts owed in respect of certain cellular networks and other related equipment, software and various services for the construction of the Company's cellular networks in the PRC of approximately US$15.9 million and various loans together with interest and other incidental fees of approximately US$36.6 million. The Company has filed a writ against one of the creditors for damages resulting from breach of contract and to rescind certain contracts entered by the Company with that creditor. The claim filed by the Company also requested that the statutory demand filed by that creditor be declared to be of no effect. The Company has also filed another writ against one of the banks for damages due to, among others, breach of duty of secrecy owed by that bank to the Company.

           As discussed in Note 21(h), on March 24, 1999, the Company received a notice from one of its bankers ("the second bank") notifying the application of a deposit pledged by the Company to this second bank of approximately US$1 million for the repayment of the short-term facilities provided by the second bank of approximately the same amount, plus accrued interest, matured on March 22, 1999. The application of the deposit pledged for the repayment of the short-term facilities mentioned above may trigger an event of default on the term loan agreements with the bank mentioned in Note 21(f). However, the bank had not responded to this event of default up to March 30, 1999.


           As discussed in Note 21(i), on February 12, 1999, the Company appointed an independent financial advisor to review and give recommendations on the financial affairs of the Company which includes formulation of proposals for debt restructuring for submission to creditors of the Company. The Company, along with the financial advisor, and the creditors, including those mentioned in the preceding paragraph, are in the process of negotiating a settlement for the debts owed and the disputes but no agreements have been reached up to March 30, 1999. Further, no formal proposals for debt restructuring have yet been presented by the financial advisor up to March 30, 1999.

           As discussed in Note 21(j), pursuant to written resolutions of the Board of Directors dated March 11 and 17, 1999, the Company has appointed legal counsel in the United States to commence and has commenced legal proceedings against Vanguard Cellular Systems Inc. ("Vanguard"), one of its shareholders through Vanguard China Inc., a wholly owned subsidiary of Vanguard, to claim for damages resulting from Vanguard's breach of a letter agreement dated September 3, 1998 whereby Vanguard agreed to use its best efforts to raise capital to replace the US$19 million which was originally to be contributed by International Wireless Communications Inc.


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

                                                  Arthur Andersen & Co.

Hong Kong,
April 3, 1998 (except with respect to the matters discussed in Note 21(c), (d), (e), (f), (g), (h), (i), and (j), as to which the date is March 30, 1999).

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

                                      F-40

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


     On February 3-4, 1999, hearings were held before the Bankruptcy Court to consider confirmation of the Plan, which has been further amended or modified (the "Amended Plan") to reflect, among other things, settlements of the claims of BT Foreign Investment Corporation ("BTFIC"), of Toronto Dominion Investments, Inc. ("TDI") and Asia Pacific Cellphone Co. ("APC"). Post-hearing briefs have been filed, and as of March 2, 1999, the matter has been submitted to the Bankruptcy Court for a determination as to whether the Amended Plan will be confirmed. If the Amended Plan is not confirmed, the Debtors may attempt to file a further amended plan or, if such a plan should prove infeasible, the Debtors may become subject to liquidation.

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


     On March 26, 1999, the Bankruptcy Court confirmed the IWCH plan of reorganization as submitted, with one minor modification that the Debtors had agreed to. The time to take an appeal from the confirmation order has not yet elapsed, and the Amended Plan must also still become effective in accordance with its terms.

                          INDEPENDENT AUDITORS' REPORT

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

                              ARTHUR ANDERSEN LLP



Greensboro, North Carolina,

March 24, 1997

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

26. UNAUDITED SUBSEQUENT EVENTS
   a. The Subsidiary was unable to pay the interest and principal loan from Nissho Iwai, the major creditor, which became due and payable and, therefore, is in a default position. The Subsidiary is negotiating to reschedule the payments of such interest and principal loan with the creditor. Based on the last correspondence from Nissho Iwai dated March 18, 1998, Nissho Iwai is unofficially reconsidering the rescheduling of the Subsidiary's loan, subject to certain conditions which include, among others, the injection of fresh capital by the Company and Company's stockholder, International Wireless Communications, Inc. (IWC) to the Subsidiary amounting to U.S. $10 million by June 1998. Such rescheduling arrangement, being unofficial, are still subject to the approval of the management of Nissho Iwai.

    Relative to the above, the Subsidiary has attempted to secure the additional funding from, inter alia, IWC. If funding from IWC or some other sources becomes available, Nissho Iwai is willing to consider the Subsidiary's request to reschedule the payments of its interest and loan principal obligations to the former. Through March 15, 1999, there have been no significant developments with respect to the foregoing matters.

    Based on the loan agreement, Nissho Iwai may declare all the outstanding loan principal and related accrued interest and any and all sums of whatsoever nature due from the Subsidiary to be immediately due and payable (without demand, protest or notice upon the Subsidiary) in the event that the Subsidiary fails to comply with its obligations. In the mean time, Nissho Iwai has decided not to immediately declare an "Event of Default". In view of this, the whole outstanding amount of the long-term loan from Nissho Iwai has been reclassified to current liability in the Subsidiary's financial statements as of December 31, 1997 and subsequent thereto.

    On September 3, 1998, IWC and its wholly-owned subsidiaries,
    International Wireless Communications, Inc., Radio Movil Digital Americas, Inc., ("RMDA"), International Wireless Communications Latin America Holdings, Ltd. and Pakistan Wireless Holdings Limited (collectively with IWC, the "Debtors"), commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code, as amended, in the District of Delaware (Case No. 98-2007
    (MFW)). Since that date, the Debtors have continued to operate as debtors-in possession, subject to supervision of the Bankruptcy Court. Subsequently, the Debtors filed a Second Amended Joint Chapter 11 Plan of Reorganization (the "Plan") and a Second Amended Disclosure Statement relating thereto with the Bankruptcy Court (the "Disclosure Statement"). On December 21, 1998, the Bankruptcy Court determined that the Disclosure Statement contained "adequate information" in accordance with Section 1125 of the Bankruptcy Code. The Disclosure Statement, among other things, describes events leading to the Debtors' Chapter 11 filings and summarizes various claims against the Debtors, including litigation (as of the Disclosure Statement date) stayed against the Debtors by the bankruptcy filings described above. The Plan and Disclosure Statement were submitted to parties in the bankruptcy cases in connection with voting on the Plan.


    On February 3-4, 1999, hearings were held before the Bankruptcy Court to consider confirmation of the Plan, which has been further amended (the "Amended Plan") to reflect, among other things, settlements of the claims of BT Foreign Corporation ("BTFC"), of Toronto Dominion Investments, Inc. ("TDI") and Asia Pacific Cellphone Co. ("APC"). On March 26, 1999, an Opinion and Order confirming the Amended Plan were entered by the Bankruptcy Court. Such Opinion and Order remain subject to appeal as of March 29, 1999.

   b. Since mid-1997, many Asia Pacific countries, including Indonesia, are experiencing continuing adverse economic conditions mainly resulting from currency devaluation in the region, the principal consequences of which have been an extreme lack of liquidity and highly volatile exchange and interest rates. The crisis has also involved declining prices in shares listed in the Indonesian stock exchanges, tightening of available credit, stoppage or postponement of certain construction projects, and a growing oversupply of real property. Volatility in exchange and interest rates has adversely affected the Subsidiary's cost of and sources of funds, as well as its capacity to service its debts, given that the balances of the Subsidiary's borrowings denominated in U.S. dollars have increased significantly in Rupiah terms, and interest rates on Rupiah-denominated loans have increased significantly. Also, since 1996 up to the present, the Company and Subsidiary have incurred significant operating losses, foreign exchange losses and interest charges, which resulted in a significant net capital deficiency position. The Subsidiary has received various claims, however, no formal litigation or legal matters have yet been filed against the Subsidiary through March 15, 1999. The effects of the continuing adverse economic conditions on the financial condition of the Subsidiary's customers have reduced its revenues and increased credit risk inherent in the collection of receivables from its customers.


     In response to these economic events, the Subsidiary's management initiated the following:

      -- Renegotiating the Subsidiary's short-term loan agreements with banks, as well as suppliers' agreements.

     -- Negotiating with prospective investors for additional funding.

     Resolution of the continuing adverse economic conditions is dependent on the fiscal and monetary measures that will be undertaken by the Indonesian government, actions which are beyond the Company and Subsidiary's control, to achieve ecomomic recovery. It is not possible to determine the future effects a continuation of the adverse economic conditions may have on the Company and Subsidiary's liquidity and earnings, including the effects from their investors, customers, and suppliers.

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


7. SUBSEQUENT EVENT (UNAUDITED)

Sale of Joint Venture Interest

      During 1998, a subsidiary of Vanguard Cellular Systems, Inc. and GTE Mobilnet of Eastern North Carolina Incorporated ("GTEM") sold their respective interests in the Joint Venture to United States Cellular.

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

                               INDEX TO EXHIBITS




EXHIBIT NO.                                                     DESCRIPTION
-------------   ----------------------------------------------------------------------------------------------------------
*2(a)           Amended and Restated Agreement and Plan of Merger, dated as of October 2, 1998, by and among
                AT&T Corp., Winston Inc. and the Registrant, filed as Exhibit 2(a) to the Registrant's Form 8-K dated
                December 31, 1998.
*2(b)           Option Agreement dated as of October 2, 1998 between the Registrant and AT&T Corp., attached as
                Annex A to the Agreement and Plan of Merger, filed as Exhibit 2(b) to the Registrant's Form 8-K dated October 13, 1998.
*2(c)           Voting Agreement dated as of October 2, 1998 between Haynes G. Griffin, a stockholder of the
                Registrant, and AT&T Corp., attached as Annex B to the Agreement and Plan of Merger, filed as
                Exhibit 2(c) to the Registrant's Form 8-K dated October 13, 1998.
*2(d)           Voting Agreement dated as of October 2, 1998 between Stephen R. Leeolou, a stockholder of the
                Registrant, and AT&T Corp., attached as Annex B to the Agreement and Plan of Merger, filed as
                Exhibit 2(d) to the Registrant's Form 8-K dated October 13, 1998.
*2(e)           Voting Agreement dated as of October 2, 1998 between Piedmont Associates Limited, a stockholder of the Registrant, and AT&T Corp., attached as Annex B to the Agreement and Plan of Merger, filed as
                Exhibit 2(e) to the Registrant's Form 8-K dated October 13, 1998.
*2(f)           Voting Agreement dated as of October 2, 1998 between L. Richardson Preyer, Jr., a stockholder of the
                Registrant, and AT&T Corp., attached as Annex B to the Agreement and Plan of Merger, filed as
                Exhibit 2(f) to the Registrant's Form 8-K dated October 13, 1998.
*2(g)           Voting Agreement dated as of October 2, 1998 between Stuart S. Richardson, a stockholder of the
                Registrant, and AT&T Corp., attached as Annex B to the Agreement and Plan of Merger, filed as
                Exhibit 2(g) to the Registrant's Form 8-K dated October 13, 1998.
*2(h)           Voting Agreement dated as of October 2, 1998 between Smith Richardson Foundation, a stockholder of the Registrant, and AT&T Corp., attached as Annex B to the Agreement and Plan of Merger, filed as Exhibit 2(h) to the Registrant's Form 8-K dated October 13, 1998.
*2(i)           Form of Affiliate Letter, attached as Annex C to the Agreement and Plan of Merger, filed as Exhibit
                2(i) to the Registrant's Form 8-K dated October 13, 1998.
*2(j)           Asset Purchase Agreement dated March 10, 1998 by and between Triton PCS, Inc. and Vanguard
                Cellular Systems of South Carolina, Inc., filed as Exhibit 2(a) to the Registrant's Form 8K dated
                June 30, 1998.
*2(k)           Asset Purchase Agreement dated May 22, 1998 by and among Wireless One Network, L.P., Western
                Florida Cellular Telephone Corp., and Vanguard Cellular Financial Corp., filed as Exhibit 2(b) to the
                Registrant's Form 10-Q dated June 30, 1998.
*3(a)           Articles of Incorporation of Registrant as amended through July 25, 1995, filed as Exhibit 1 to the
                Registrant's Form 8-K/A dated July 25, 1995.
*3(b)           Bylaws of Registrant (compilation of July 25, 1995), filed as Exhibit 2 to the Registrant's Form 8-K/A dated July 25, 1995.
*4(a)           Specimen Common Stock Certificate, filed as Exhibit 4(a) to the Registrant's Registration Statement
                on Form S-1 (File No. 33-18067).
*4(b)(1)        Third Amended and Restated Facility A Loan Agreement between Vanguard Cellular Financial Corp.
                and various lenders led by the Bank of New York, and The Toronto-Dominion Bank, and
                NationsBank of Texas, N.A. as agents, dated February 20, 1998, filed as Exhibit 4(b)(8) to the
                Registrant's Form 10-Q dated March 31, 1998.
*4(b)(2)        Facility B Loan Agreement between Vanguard Cellular Financial Corp. and various lenders led by The
                Bank of New York, and The Toronto-Dominion Bank, and NationsBank of Texas, N.A. as agents, dated February 20, 1998, filed as Exhibit 4(b)(9) to the Registrant's Form 10-Q dated March 31, 1998.
*4(b)(3)        Borrower Pledge Agreement between Vanguard Cellular Financial Corp. and Toronto-Dominion
                (Texas), Inc. as collateral agent, dated February 20, 1998, filed as Exhibit 4(b)(10) to the Registrant's
                Form 10-Q dated March 31, 1998.
*4(b)(4)        VCOC Guaranty between Vanguard Cellular Operating Corp. and various lenders led by The Bank of
                New York, and The Toronto-Dominion Bank, and NationsBank of Texas, N.A. as Secured Parties,
                dated February 20, 1998, filed as Exhibit 4(b)(11) to the Registrant's Form 10-Q dated March 31,
                1998.
*4(b)(5)        Vanguard Guaranty between Vanguard Cellular Operating Corp. and various lenders led by the Bank of New York, and the Toronto-Dominion Bank, and NationsBank of Texas, N.A. as Secured Parties,
                dated February 20, 1998, filed as Exhibit 4(b)(12) to the Registrant's Form 10-Q dated March 31,
                1998.

EXHIBIT NO.                                                         DESCRIPTION
-------------------   ------------------------------------------------------------------------------------------------------
*4(b)(6)              Vanguard Pledge Agreement between Registrant and Toronto-Dominion (Texas), Inc. as collateral agent, dated February 20, 1998, filed as Exhibit 4(b)(13) to the Registrant's Form 10-Q dated
                      March 31, 1998.
*4(b)(7)              First Amendment to Third Amended and Restated Facility A Loan Agreement dated as of November 6,
                      1998 between Vanguard Cellular Financial Corp. and various lenders led by The Bank of New York,
                      The Toronto-Dominion Bank and NationsBank, N.A. as agents, filed as Exhibit 4(b)(14) to the
                      Registrant's Form 10-Q dated September 30, 1998.
*4(b)(8)              First Amendment to Facility B Loan Agreement dated as of November 6, 1998 between Vanguard
                      Cellular Financial Corp. and various lenders led by The Bank of New York, The Toronto-Dominion
                      Bank and NationsBank, N.A. as agents, filed as Exhibit 4(b)(15) to the Registrant's Form 10-Q dated
                      September 30, 1998.
*4(c)(1)              Indenture dated as of April 1, 1996 between Registrant and The Bank of New York, as Trustee, filed as Exhibit 4(e)(1) to the Registrant's Form 19-Q/A dated March 31, 1996.
*4(c)(2)              First Supplemental Indenture, dated as of April 1, 1996 between Registrant and The Bank of New
                      York, as Trustee, filed as Exhibit 4(e)(2) to the Registrant's Form 10-Q/A dated March 31, 1996.
*4(c)(3)              Second Supplemental Indenture dated as of November 18, 1998 between the Registrant and The Bank of New York, as Trustee, filed as Exhibit 4(a) to the Registrant's Form 8-K dated December 4, 1998.
*10(a)(1)             Amended and Restated Stock Compensation Plan of the Registrant approved April 22, 1987 by the
                      Shareholders of the Registrant, with forms of stock bonus and stock option agreements attached, filed as Exhibit 10(a) to the Registrant's Registration Statement on Form S-1 (File No. 33-18067).
*10(a)(2)             Amendment to Amended and Restated Stock Compensation Plan of the Registrant approved May 2,
                      1989 by the Shareholders of the Registrant, filed as Exhibit 4(h)(2) to the Registrant's Quarterly
                      Report on Form 10-Q for the quarter ended March 31, 1989.
*10(a)(3)             Form of Restricted Stock Bonus Agreements dated March 23, 1987 between the Registrant and Stuart
                      S. Richardson, Haynes G. Griffin, L. Richardson Preyer, Jr., Stephen R. Leeolou and Stephen L.
                      Holcombe, and form of amendments dated October 12, 1987 to agreements with Messrs. Richardson,
                      Griffin, Preyer and Leeolou, filed as Exhibit 10(a)(3) to the Registrant's Annual Report on Form 10-K
                      for the fiscal year ended December 31, 1988.
*10(a)(4)             Form of Restricted Stock Bonus Agreements dated October 12, 1987 between the Registrant and
                      Haynes G. Griffin, Stephen R. Leeolou and L. Richardson Preyer, Jr., filed as Exhibit 10(a)(4) to the
                      Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
*10(a)(5)             Form of Amendment to Restricted Stock Bonus Plan Agreements dated as of March 1, 1990 by and between Haynes G. Griffin, L. Richardson Preyer, Jr., Stephen R. Leeolou, and Stephen L. Holcombe
                      and the Registrant, amending the Restricted Stock Bonus Plan Agreements dated as March 23, 1987, filed as Exhibit 10(a)(5) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1990.
*10(a)(6)             Form of Amendment to Restricted Stock Bonus Plan Agreements dated as of March 1, 1990 by and between Haynes G. Griffin, L. Richardson Preyer, Jr. and Stephen R. Leeolou and the Registrant,
                      amending the Restricted Stock Bonus Plan Agreements dated as October 12, 1987, filed as Exhibit
                      10(a)(6) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
                      1990.
*10(a)(7)             Form of Second Amendment to Restricted Stock Bonus Plan Agreements dated February 22, 1991 between the Registrant and Haynes G. Griffin, Stephen R. Leeolou, and L. Richardson Preyer, Jr.,
                      amending the Restricted Stock Bonus Agreements dated October 12, 1987, filed as Exhibit 10(a)(7) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
*10(a)(8)             Form of Third Amendment to Restricted Stock Bonus Plan Agreements dated February 22, 1991 between the Registrant and Haynes G. Griffin, Stephen R. Leeolou, L. Richardson Preyer, Jr., and
                      Stephen L. Holcombe, amending the Restricted Stock Bonus Agreements dated March 23, 1987, filed as Exhibit 10(a)(8) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1990.
*10(a)(9)             Form of Third Amendment to Restricted Stock Bonus Plan Agreement dated February 22, 1991 between the Registrant and Stuart S. Richardson, amending the Restricted Stock Bonus Plan
                      Agreement dated March 23, 1987, filed as Exhibit 10(a)(9) to the Registrant's Annual Report on
                      Form 10-K for the fiscal year ended December 31, 1990.
 10(a)(10)            Form of Fourth Amendment to Restricted Stock Bonus Plan Agreements dated as of March 1, 1990 by and between Haynes G. Griffin, L. Richardson Preyer, Jr., Stephen R. Leeolou, Stephen L. Holcombe
                      and Stuart S. Richardson and the Registrant, amending the Restricted Stock Bonus Plan Agreements dated as March 23, 1987.
*10(a)(11)            Employment Agreement dated March 1, 1995 by and between the Registrant and Haynes G. Griffin, filed as Exhibit 10(a)(10) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1994.

EXHIBIT NO.                                                        DESCRIPTION
------------------   -------------------------------------------------------------------------------------------------------
*10(a)(12)           Amendment To Employment Agreement dated September 21, 1998 by and between the Registrant and
                     Haynes G. Griffin, filed as Exhibit 10(a)(1) to the Registrant's Form 10-Q dated September 30, 1998.
*10(a)(13)           Employment Agreement dated March 1, 1995 by and between the Registrant and L. Richardson
                     Preyer, Jr., filed as Exhibit 10(a)(11) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
*10(a)(14)           Amendment To Employment Agreement dated September 21, 1998 by and between the Registrant and
                     L. Richardson Preyer, Jr., filed as Exhibit 10(a)(3) to the Registrant's Form 10-Q dated September 30,
                     1998.
*10(a)(15)           Employment Agreement dated March 1, 1995 by and between the Registrant and Stephen R. Leeolou, filed as Exhibit 10(a)(12) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                     December 31, 1994.
*10(a)(16)           Amendment To Employment Agreement dated September 21, 1998 by and between the Registrant and
                     Stephen R. Leeolou, filed as Exhibit 10(a)(2) to the Registrant's Form 10-Q dated September 30,
                     1998.
*10(a)(17)           Executive Officer Long-Term Incentive Compensation Plan adopted October 1, 1990 by the Registrant, filed as Exhibit 10(a)(13) to the Registrant's Annual Report on Form 10-K to the fiscal year ended
                     December 31, 1990.
*10(a)(18)           Form of First Amendment To Executive Officer Long-Term Incentive Compensation Plan dated as of
                     July 22, 1998 between the Registrant and Haynes G. Griffin, Stuart S. Richardson, Stephen R.
                     Leeolou, and L. Richardson Preyer, Jr., filed as Exhibit 10(a)(4) to the Registrant's Form 10-Q dated
                     September 30, 1998.
*10(a)(19)           Form on Nonqualified Option Agreements dated October 12, 1987 between the Registrant and
                     Stephen L. Holcombe, Ralph E. Hiskey, John F. Dille, Jr., Charles T. Hagel, L. Richardson Preyer, Sr.
                     and Robert A. Silverberg, filed as Exhibit 10(a)(5) to the Registrant's Annual Report on Form 10-K
                     for the fiscal year ended December 31, 1988.
*10(a)(20)           Nonqualified Option Agreements dated October 12, 1987 between the Registrant and Robert M.
                     DeMichele, John F. Dille, Jr., L. Richardson Preyer, Sr., Robert A. Silverberg and Thomas I. Storrs,
                     filed as Exhibit 10(a)(8) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                     December 31, 1988.
*10(a)(21)           Form of Incentive Stock Option Agreements dated March 3, 1988 between the Registrant and
                     Stephen L. Holcombe and Richard C. Rowlenson, filed as Exhibit 10(a)(9) to the Registrant's Annual
                     Report on Form 10-K for the fiscal year ended December 31, 1988.
*10(a)(22)           Form of Incentive Stock Option Agreements dated June 23, 1988 between the Registrant and
                     Charles T. Hagel, Haynes G. Griffin, L. Richardson Preyer, Jr., and Stephen R. Leeolou, filed as
                     Exhibit 10(a)(10) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                     December 31, 1988.
*10(a)(23)           Amended and Restated 1994 Long-Term Incentive Plan, approved by the Registrant's Board of
                     Directors on February 26, 1997, filed as Exhibit 10(a)(18) to the Registrant's Annual Report on Form
                     10-K for the fiscal year ended December 31, 1997.
*10(a)(24)           Senior Management Severance Plan of the Registrant adopted March 8, 1995, filed as Exhibit
                     10(a)(19) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
                     1994.
*10(a)(25)           Form of Severance Agreement for Senior Management Employees of the Registrant, filed as Exhibit
                     10(a)(20) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
                     1994.
*10(a)(26)           Form of Incentive Stock Agreement dated March 7, 1995 between the Registrant and Haynes G.
                     Griffin, Steven L. Holcombe, Richard C. Rowlenson and Stuart S. Richardson filed as Exhibit
                     10(a)(21) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31,
                     1995.
*10(a)(27)           Form of Nonqualified Option Agreement dated March 7, 1995 between the Registrant and Haynes G.
                     Griffin, Stephen R. Leeolou, L. Richardson Preyer, Jr., Stephen L. Holcombe, Richard C. Rowlenson
                     and Stuart S. Richardson, filed as Exhibit 10(a)(22) to the Registrant's Quarterly Report on Form 10-Q
                     for the quarterly period ended March 31, 1995.
*10(a)(28)           Form of Tax Reimbursement Agreement dated as of July 22, 1998 by and between the Registrant and
                     Haynes G. Griffin, Stuart S. Richardson, Stephen R. Leeolou, L. Richardson Preyer, Jr., and Stephen L.
                     Holcombe, filed as Exhibit 10(a)(5) to the Registrant's Form 10-Q dated September 30, 1998.
 10(c)(1)            Letter Agreement dated December 28, 1998 between the Registrant and AT&T Corp. regarding loans by the Registrant to certain executives to finance the exercise of stock options and related tax liabilities.
 10(c)(2)            Form of Agreement Re Netting of Payments between the Registrant and its Executive Officers.

EXHIBIT NO.                                                       DESCRIPTION
------------------   -----------------------------------------------------------------------------------------------------
 10(c)(3)            Form of Pledge Agreement between the Registrant and Haynes G. Griffin, Stephen R. Leeolou and
                     L. Richardson Preyer, Jr.
 10(c)(4)            Form of Promissory Note to the Registrant from Haynes G. Griffin, Stephen R. Leeolou and
                     L. Richardson Preyer, Jr. with respect to Nonqualified Option Exercise Price Loans.
 10(c)(5)            Form of Promissory Note to the Registrant from Haynes G. Griffin, Stephen R. Leeolou and
                     L. Richardson Preyer, Jr. with respect to ISO Exercise Price Loans and Tax Loans.
 10(c)(6)            Form of Pledge Agreement between the Registrant and its Executive Vice Presidents.
 10(c)(7)            Form of Promissory Note to the Registrant from Executive Vice Presidents with respect to
                     Nonqualified Option Exercise Price Loans.
 10(c)(8)            Form of Promissory Note to the Registrant from Executive Vice Presidents with respect to ISO
                     Exercise Price Loans and Tax Loans.
*10(d))(1)           1989 Stock Option Plan of the Registrant approved by the Board of Directors of the Registrant on
                     December 21, 1989, and approved by Shareholders at a meeting held on May 10, 1990, filed as
                     Exhibit 10(h)(1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                     December 31, 1989.
*10(d)(2)            Form of Nonqualified Stock Option Agreements dated March 1, 1990 between the Registrant and
                     Haynes G. Griffin, L. Richardson Preyer, Jr., Stephen R. Leeolou, Stephen L. Holcombe and Stuart S.
                     Richardson, filed as Exhibit 10(h)(2) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
*10(d)(3)            Form of Incentive Stock Option Agreement dated March 1, 1990 between the Registrant and
                     Richard C. Rowlenson, filed as Exhibit 10(h)(3) to the Registrant's Annual Report on Form 10-K for
                     the fiscal year ended December 31, 1989.
*10(d)(4)            Form of Incentive Stock Option Agreement dated July 30, 1990 between the Registrant and
                     Stephen L. Holcombe, Richard C. Rowlenson, Sunir Kochhar and Timothy G. Biltz, filed as Exhibit
                     10(f)(4) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
*10(d)(5)            Stock Option Agreement dated November 28, 1990 between the Registrant and Stuart Smith
                     Richardson, filed as Exhibit 10(f)(5) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
*10(d)(6)            Form of Stock Option Agreements dated November 28, 1990 between the Registrant and Haynes G.
                     Griffin, Stephen R. Leeolou, L. Richardson Preyer, Jr. and Stephen L. Holcombe, filed as Exhibit
                     10(f)(6) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.
*10(d)(7)            Incentive Stock Option Agreements dated November 28, 1990 between the Registrant and Richard C.
                     Rowlenson, filed as Exhibit 10(f)(7) to the Registrant's December 31, 1990.
*10(g)(1)            Nonqualified Deferred Compensation Plan with Form of Salary Reduction Agreement filed as Exhibit
                     10(g)(1) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
                     1996.
 10(h)(1)            Indemnification Agreement dated as of October 1, 1998 between the Registrant and Haynes G. Griffin,
                     Stephen R. Leeolou, L. Richardson Preyer, Jr., Stuart Smith Richardson, Piedmont Harbor - Piedmont
                     Associates Limited Partnership and Smith Richardson Foundation, Inc.
 11                  Calculation of diluted net income per share for the years ended December 31, 1998, 1997, and 1996.
 22                  Subsidiaries of the Registrant.
 23(a)               Consent of Arthur Andersen LLP.
 23(b)               Consent of Arthur Andersen & Co.
 23(c)               Consent of KPMG LLP.
 27                  Financial Data Schedule.

---------
*  Incorporated by reference to the statement or report indicated.